Form 10QSB
period 1996-04-30
LEADVILLE MINING & MILLING CORP
filed 1996-06-21
CIK 726845

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


For the Nine..Months Ended April 30, 1996      Commission File Number:

                                   2-86160-NY

                       LEADVILLE MINING AND MILLING CORP.
             (Exact name of registrant as specified in its charter)


           NEVADA                                             #13-3180530
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)


76 BEAVER STREET, NEW YORK, NEW YORK                                     10005
(Address of Principal Executive Offices                              (Zip Code)


Registrant's Telephone Number, Including Area Code               (212) 344-5158


The Number of Shares Outstanding of Common Stock,
  $.0001 Par Value, at April 30, 1996                               121,612,138
                                                                    ===========


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.


Yes  X   No __

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                 APRIL 30, 1996
                                   (Unaudited)

                                     ASSETS

         Current Assets:
           Cash                                                    $    55,438
           Loans Receivable                                              9,858
           Prepaid Expenses                                             50,900
           Other Current Assets                                            294
                                                                --------------
              Total Current Assets                                     116,490

         Property and Equipment (Net of
           Accumulated Depreciation of $335,364)                     1,349,940

         Other Assets:
           Mining Reclamation Bonds                                     11,000
           Security Deposit                                              3,667
                                                               ---------------
            Total Other Assets                                          14,667

         Total Assets                                              $ 1,481,097
                                                                   ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

         Current Liabilities:
           Accrued Expenses and Taxes                              $    82,814
           Loans Payable - Officers                                      9,673
                                                               ---------------
              Total Current Liabilities                                 92,487

         Commitments and Contingencies

         Stockholders' Equity:
           Common Stock, Par Value $.0001 Per Share;
             Authorized 150,000,000 shares; Issued and
             Outstanding 121,612,138 Shares                             12,161
           Capital Paid In Excess of Par Value                       5,510,299
           Deficit Accumulated in the Development Stage             (4,133,850)
                                                                  ------------
              Total Stockholders' Equity                             1,388,610

         Total Liabilities and Stockholders' Equity                $ 1,481,097
                                                                   ===========

The accompany notes are an integral part of the financial statements.



                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                  For The Period              September 17,1982
                                            Three Months Ended                   Nine Months Ended               (Inception)
                                                 April 30,                           April 30,                        To
                                           1996             1995                1996            1995           April 30, 1996
                                           ----             ----                ----            ----           --------------

Revenues:
  Interest Income                   $       205        $        161      $         704     $         368          $    707,138
  Miscellaneous                               -                   -                  -                 -                23,483
                                    -------------      -------------     -------------     -------------          ------------

    Total Revenues                           205                 161               704               368               730,621
                                    -------------      -------------     -------------     -------------          ------------

Costs and Expenses:
  Mine Expenses                           65,030              46,570           155,149           138,968             1,323,161
  Selling, General and
    Administrative Expenses               89,634              56,409           225,602           150,341             3,069,760
  Depreciation                             1,742               3,453             5,226            10,359               335,364
  Loss on Write-Off of
    Investment                                -                    -                 -                 -                10,000
  Loss on Joint Venture                       -                    -                 -                 -               101,700
                                    -------------      -------------     -------------     -------------           -----------
  Total Costs and
     Expenses                             156,406            106,432           385,977           299,668             4,839,985
                                    -------------      -------------     -------------     -------------           -----------

Loss Before Provision
  For Income Taxes                       (156,201)          (106,271)         (385,273)      (   299,300)           (4,109,364)

Provision For Income
  Taxes                                         -                  -             1,900             1,150                24,486
                                    --------------     -------------      ------------    --------------           -----------

Net Loss                            $     (156,201)    $    (106,271)      $  (387,173)    $    (300,450)          $(4,133,850)
                                    ==============     =============      ============    ==============           ===========


Net Loss Per Share                                                         $(     . 00)    $(       .00)
                                                                         =============     ============

Average Common Shares Outstanding                                          116,683,456      105,057,514
                                                                         =============     ============

The accompanying notes are an integral part of the financial statements.



                                                LEADVILLE MINING AND MILLING CORP.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                                     STATEMENT OF CASH FLOWS
                                                           (Unaudited)


                                                                                                             For The Period
                                                                                                           September 17, 1982
                                                                             Nine Months Ended                 (Inception)
                                                                                  April 30,                         To
                                                                           1996              1995             April 30, 1996
                                                                           ----              ----             --------------

Cash Flow From Operating Activities:
  Net Loss                                                             $(  387,173)     $(   300,450)          $ (4,133,850)
  Adjustments to Reconcile Net Loss to
    Net Cash Used By Operating Activities:
      Depreciation                                                           5,226            10,359                335,364
      Loss on Write-Off of Investment                                            -                 -                 10,000
      Loss From Joint Venture                                                    -                 -                101,700
      Value of Common Stock Issued For Services                             97,665           187,500              1,064,220
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Prepaid Expenses                                672                 -            (    50,900)
        Increase in Other Current Assets                                (      294)               50            (       294)
        Increase in Security Deposit                                             -        (    3,667)           (     3,667)
        Increase (Decrease) in Accrued Expenses
           and Taxes                                                    (   66,345)       (  178,968)                82,813
                                                                      ------------      ------------            -----------

Net Cash Used By Operating Activities                                   (  350,249)       (  285,176)           ( 2,594,614)
                                                                      ------------      ------------            -----------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                                    (    5,987)                -            ( 1,685,304)
  Investment in Joint Venture                                                    -                 -            (   101,700)
  Investment in Privately Held Company                                           -                 -            (    10,000)
                                                                      ------------      ------------            -----------

Net Cash Used By Investing Activities                                   (    5,987)                0            ( 1,797,004)
                                                                      ------------      ------------            -----------

The accompanying notes are an integral part of the financial statements.




                                                LEADVILLE MINING AND MILLING CORP.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                                     STATEMENT OF CASH FLOWS
                                                           (Continued)
                                                           (Unaudited)

                                                                                                        For The Period
                                                                                                      September 17, 1982
                                                                       Nine Months Ended                  (Inception)
                                                                            April 30,                          To
                                                                      1996               1995            April 30, 1996
                                                                      ----               ----            --------------

Cash Flow From Financing Activities:
  Increase in Loans Receivable                                $(        849)    $(       1,179)          $(       9,858)
  Decrease in Loans Payable                                               -      (       4,050)                       -
  Increase in Loans Payable - Officers                                    -                  -                   18,673
  Repayment of Loans Payable - Officers                        (      7,000)     (       2,000)           (       9,000)
  Proceeds From Sale of Common Stock                                408,255            314,529                4,872,254
  Commissions on Sale of Common Stock                                     -      (       1,650)           (       5,250)
  Expenses of Initial Public Offering                                     -                  -            (     408,763)
  Purchase of Certificate of Deposit - Restricted                                            -            (       5,000)
  Purchase of Mining Reclamation Bond                                     -      (       6,000)           (       6,000)
                                                              ---------------   ---------------          ---------------

Net Cash Provided By Financing Activities                           400,406            299,650                4,447,056
                                                              ---------------   ---------------          ---------------

Increase In Cash and Equivalents                                     44,170             14,474                   55,438

Cash and Cash Equivalents - Beginning                                11,268              3,257                        -
                                                              ---------------   ---------------          ---------------

Cash and Cash Equivalents - Ending                            $      55,438      $      17,731           $       55,438
                                                              ===============   ===============          ===============

Supplemental Cash Flow Information:
  Cash Paid For Interest                                      $           -      $           -           $            -
                                                              ===============   ===============          ===============

  Cash Paid For Income Taxes                                  $       1,900     $            -           $        23,935
                                                              =============     ===============          ===============

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                                  $      34,700     $            -            $       61,360
                                                              ============      ===============           ==============


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 1996
                                   (Unaudited)



NOTE 1 - Basis of Presentation

     In the  opinion  of  the  Company,  the  accompanying  unaudited  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

 Results of operations for
interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company.


                       LEADVILLE MINING AND MILLING CORP.

Item I. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES REFERENCE TO ANNUAL REPORT:

 These financial statements should be read in conjunction with the Form 10-QSB for the Quarter ended January 31, 1996and the 10-QSB for quarter ended October 31, 1995. The interim financial statements reflect all adjustments whichare, in the opinion of management, necessary for a fairstatement of the results of operations for the interimperiods presented. Such adjustments are of a normalrecurring nature. Operating results for the six months ended April 30, 1996, are not necessarily indicative of the resultsthat may be expected for the fiscal year ending July 31,1996.

Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FINANCIAL CONDITION:

     As of January 31, 1996, the Company had a positiveworking capital of $24,003 (defined as current assets lesscurrent liabilities) which represents a net increase in working capital of $47,056 from January 31, 1996. The increase in working capital resulted from the Company'ssuccess in obtaining private financing. As was explained inthe Company's 10-KSB, the Company is in a precarious financial condition and there is no assurance whatsoever thatthe Company will be able to continue as a going concern orthat any of its plans with respect to its gold miningproperties will come to fruition. The Company, in order to continue its mine program must obtain substantial financing. While management is seeing such financing through joint venture partners, private placement of its shares and other arrangements, there is no assurance that management willsucceed therein. It should be emphasized that the Company's financial condition has remained critical since the date ofthe last 10-QSB and that in order to survive, the Company will need an infusion of capital within the near future.

RESULTS OF OPERATIONS:

     Construction work continued on the Hunter, second exit shaft during this Fiscal quarter. The shaft is now open tothe 4th level. Small bridges are being removed primarily, inthe hoisting compartment side of the shaft. Dividers, ladders and landings are being installed. Additional shaftwork is continuing.

     In early January, 1996, the re-timbered portion of the shaft tied in with the lower shaft timbers which were in good condition. The wall timbers continue to be in good condition at this time.

The Hunter hoist facility is now completed. The generating plant has been moved to the shaft location and electrical; wiring of the system is taking place.

The Hunter 3rd level has been explored and partially rehabilitated. Oxide mineralizations was abundant in many locations on this level.

Resumption of exploration, development and mining is projected for the spring and summer period with delivery of crude sulfide ore to the Black Cloud (ASARCO) and oxide oreto the LDMM mill this fall.

                                    PART II

Item I.  LEGAL PROCEEDINGS

         There are no legal procedures pending against the company.

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO SHAREHOLDERS VOTE

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                                                     FORM 10-QSB

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                LEADVILLE MINING & MILLING CORP.
                                            Registrant

                                By:  __________________________
                                           Gifford Dieterle
                                         Treasurer/Secretary