Form 10KSB
period 1996-07-31
LEADVILLE MINING & MILLING CORP
filed 1996-11-20
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended July 31, 1996        Commission File No. 0-13078
          Nevada                                    13-31805030
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)
                       LEADVILLE MINING AND MILLING CORP.
             (Exact name of Registrant as specified in its charter)
                   76 Beaver Street, New York New York    10005
               (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code     (212) 344-5158

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes __X__    No_____
Indicate by check mark if disclosure of delinquent filers pursuant to Regulation S-B is not contained herein, and will not be contained to registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The aggregate market value of the voting Common stock held by non-affiliates (1) of the registrant based on the average on November 12, 1996 of the bid (.125) and asked ($.14) prices of the Company's Common Stock, as of July 31, 1996, was approximately $13,804,817, based upon the average of the bid and asked prices ($.1325) multiplied by the 104,187,298 shares of Registrant's Common Stock held by non-affiliates as of July 31, 1996.

         The number of shares outstanding of each of the Registrant's classes of Common Stock, as of July 31, 1996 is 124,012,674 shares all of one class of $.0001 par value Common Stock.

(1) "Affiliates" solely for purposes of this item refers to those persons who, during the 3 months preceding the filing of this Form 10-KSB were officers, directors and/or beneficial owners of 5% or more of the Company's outstanding stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                  See Item 13.

                       LEADVILLE MINING AND MILLING CORP.
                                   Form 10-KSB
                         Fiscal Year Ended July 31, 1996
PART I                          Table of Contents                        Page

Glossary                                                                 (ii)

Item 1.        Business                                                    1

Item 2.        Properties                                                  2

Item 3.        Legal Proceedings                                           9

Item 4.        Submission of Matters to a Vote of                          9
               Security Holders
Part II

Item 5.        Market for Company's Common                                 9
               Equity and Related Stockholder Matters

Item 6.        Management's Discussion and Analysis of                    10
               Financial Condition and Results of Operations

Item 7.        Financial Statements                                       14

Item 8.        Changes in and Disagreement with Accountants               14
               on Accounting and Financial Disclosure

Part III

Item 9.        Directors, Executive Officers, Promoters                   15
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act.

Item 10.       Executive Compensation                                     16

Item 11.       Security Ownership of Certain Beneficial                   18
               Owners and Management

Item 12.       Certain Relationships and Related                          19
               Transactions

Item 13.       Exhibits and Reports on Form 8-K                           19

Signatures                                                                21

Supplemental Information                                                  22

Financial Statements                                                     F-1

                                       (i)

                           GLOSSARY OF TECHNICAL TERMS

Backfilling:
     Putting waste rock in an open stope.

Ball Mill:
     Instrument which reduces rock to powder form.

Blanket Ore:
     Ore which usually lies horizontal in the form of a sedimentary bed.

Brecchia Pipe:
     A funnel of broken rock descending into the earth (along a fault line) through which mineralizing solutions may rise. Contact Metamorphic Type of Deposit : Where minerals result from ion exchange or replacement between an intrusive igneous rock and a host rock.

CuSO4:
     Copper Sulfate.

Feeder Veins:
     Small veins.

Floatation Plant:
     Mechanical system which separates valuable minerals from rock powder using chemical solutions.

Gravity Plant:
     Mechanical system which separates valuable minerals from rock powder using the force of gravity for separation.

Hydrometallurgical  Plant :
     A  smelter  which  reduces   sulfide  faults   converging   from  different
     directions.

Leadville Dolomite
     Name of a specific limestone bed in Leadville, Colorado.

Leadville Silver Gold Process :
     Generally similar to the Sherrit Gordon process whereby chemicals are used to produce oxides and sulfates of zinc.

Lode Claim:
     Claim on which mineral is found underground; i.e., vein.

Magnetic Anomaly:
     A variation in the earth's magnetic field.

Magnetite Skarn:
     The mineral magnetite (iron Oxide) in combination with quartz emplaced in limestone. Major Intrusive Center: An area where large funnels exist and through which large amounts of mineralizing fluids rose. Massive Polymetallic Ores: Large dense mass of sulfide minerals containing several metals.

MNSO4:
     Manganese Sulfate.

                                      (ii)

Mineral Deposit or Mineralized Material:
     A mineralized underground body which has been intersected by sufficient closely spaced drill holes and or underground sampling to support sufficient tonnage and average grade of metal(s) to warrant further exploration-development work. This deposit does not qualify as a commercially minable ore body (Reserves), as prescribed under Commission standards, until a final and comprehensive economic, technical and legal feasibility study based upon the test results is concluded.

Open Stope:
     A mined area which remains as an open space.

OPT:
     Ounces per ton.

Patented Claim:
     Privately owned mineral land.

PbSO4:
     Lead Sulfate.

Place Claim:
     Claim on which minerals are found in sand and gravel - on surface.

Positive Ore:
     Ore which is proven (same as proven).

Probable Ore:
     Inferred ore. Ore which is believed to exist, but not fully proven.

Proven Ore:
     Minerals which are determined to be recoverable.

Replacement Ore Body:
     Mineral ore, irregular in form, which is emplaced in limestone.

Rhyolite Agglomerate:
     An  igneous  rock  (rhyolite)  which  has  been  fractured   (crushed)  and
     recemented.

Sherrit Gordon Process:
     Hydrometallurgical method of processing (smelting) zinc concentrates into oxides and sulfates.

Shockwork Breccia:
     Earth's crust broken by two or more sets of parallel faults converging from different directions.

Silica Stope:
     Name of a mine location in the Hopemore mine.

Square Setting:
     A system of timbering a tunnel or opening underground to prevent cave- in.

Stockwork:
     Ore, when not in strata or in veins but in large masses, so as to be worked in chambers or in large blocks.

Unpatented Claim:
     Mineral land owned by the government and rented for an annual fee.

ZNSO4:
     Zinc Sulfate.

                                      (iii)

                                     PART I

Item 1.  Business

     Leadville Mining and Milling Corp. (the "Company") was incorporated in the state of Nevada in February 1982. The Company owns rights to property located in the California Mining District, Lake County, Colorado and plans to engage in the business of mining and milling gold and other minerals from its properties. At present, there is no assurance that a commercially viable ore body exists in any of the Company's properties until further systematic underground sampling or core drilling is done, and a final feasibility study based upon the results is concluded. The future of the Company is dependent upon the Company's properties producing gold, silver, lead and zinc in sufficient quantities so that the Company will be a commercially viable entity. A description of the mining claims owned by the Company is contained in "Item 2. Properties."

     During the past year, the Company's activities continued to be directed towards rebuilding the second exit, the Hunter shaft. Work was also carried out on the headframe and the hoisting facility. Due to the Company's financial condition, limited work was performed during the year (approximately $174,722).

     At this time, assuming that the Company is able to obtain adequate funding (see "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources"), management believes that the Company's Hopemore-Comstock, Hunter and Penn Groups may be explored with positive results. If ore is discovered in sufficient quantity it could be processed at the Company's custom mill which is prepared to process ores at a rate of 180 tons per day; expandable to 300 tons per day as required; or at the ASARCO Black Cloud Mill by Agreement. Management has signed an agreement whereby milling may be performed by ASARCO Incorporated ("ASARCO") at ASARCO's Black Cloud Unit. All activity at the mine or mill would be performed by persons employed by the Company. (see "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources").

     In the event that sufficient ore is discovered and processed, concentrates of metallic minerals containing gold (AU), silver (AG), Lead (PB), zinc (ZN) and copper (CU) would be processed (smeltered) at ASARCO's smelter in East Helena, Montana or, other possible smelters in the United States or Canada.

     The Mine Safety Health Administration requires that all underground mines have at least two shafts which communicate with mine operating areas. With sufficient funding, the Company expects to complete its mandated second exit, the Hunter shaft, in April 1996. Thereupon the Company hopes to explore potential mineral horizons on two levels; including possible gold- bearing replacement minerals in the "B-Zone" and other minerals associated with the #4 vein and the Silica stopes. At a later date, efforts will be made to explore for minerals on the Weston fault, followed by an eventual tunnel drive to the New President shaft (Penn Group Area).

     In the event that ore is discovered in sufficient quantity, it is estimated that the cost to establish a viable mining and milling operation capable of up to 300 tons per day on a continuous and long term basis, will require approximately $2,000,000 in capital. These funds would be applied towards the completion of the Hunter Shaft, exploration for minerals in the B-zone and other locations, exploration of the Weston fault area, the Penn group area and other potential target locations, and their possible development, if economic, in addition to mining and milling of the discovered ores if these are discovered and extraction is determined to be economically feasible. There can be no assurance that sufficient ore will be discovered, that extraction will be economically feasible or that funding can be obtained (see "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations).

Competition

     While there is intense competition in the acquisition of viable mining properties, the Company already has the properties that it intends to explore and is not currently involved in further property acquisition. The Company believes that there is no material competition in the sale of mineral concentrates because the prices for mineral concentrates are based upon standards established by the commodities exchange (London Metals Exchange market).

Employees

     As of July 31, 1996, the Company has 10 full time employees, consisting of two executive officers, six mine laborers and two administrative personnel.

Item 2.  Properties

     The Company owns the following mining claims, all of which are located in California Mining District, Lake County, Colorado.

                                 Patented Claims
                                                       Type           Percent Of
Name                 Claim No.        Acreage          Of Claim       Ownership
Belle Placer         02778            120.860          Placer         62.5
Pueblo (et al [6])   12718             36.534          Lode           75.0
Chicago              01295             10.020          Lode           50.0
New York             01294             10.140          Lode           50.0
Mikado               08015              9.250          Lode          100.0
Little Bertha        00504              8.380          Lode            3/8
Free America #2      01177              4.210          Lode            3/4
Emma                 00756              8.270          Lode            3/8
Colman               09747              1.446          Lode           44/50
Little Galesburg     01176              6.000          Lode            1/8
Highland Chief       00429              2.097          Lode          100.0
Robert Burns         00538              9.859          Lode          100.0
Highland Mary        00539              6.600          Lode          100.0
President            08942              6.900          Lode            1/16
J.G. Fraction        13251              1.727          Lode           31/96
Ballard              00589              3.190          Lode           23/144

                                Unpatented Claims

                    Book/                          Type               Percent Of
Name                Page No.         Acreage       Of Claim           Ownership
Columbine           437/180           7.310              Lode              100.0
Judy                437/181          17.990              Lode              100.0
New Comstock #1     433/191          20.661              Lode              100.0
New Comstock #2     433/191          20.661              Lode              100.0


     The Company additionally owns 20.73 acres located in the same area namely the California Mining District, Lake County, Colorado on which its mill site for processing of ore is located.

     The Company owns the foregoing claims as indicated. The Company has not formed any partnership regarding these claims, nor are there any association whereby profits or expenses are to be shared. The claims are located approximately 2.5 miles northeast of the town of Leadville, Colorado by County Road. The principal acreage forms a contiguous group and is located on a prominent topographic feature known as Breece Hill. See below.

     The mill is new, 180 ton per day flotation gravity plant. The Company has purchased an additional ball mill of 120 tons per day capacity which is at the mill site and ready to be installed. The plant would have total capacity of 300 tons per day when the second mill has been put into place.

     The plant is situated on a 20.73 acre mill site and has an approved tailings disposal location. The plant has been pilot tested and is ready for production. All necessary permits to operate have been granted.

     Construction of the mill began in 1987 and was completed in August of 1989. It was the Company's intent to do fee-milling for other companies while the federally-mandated construction of the mine second exit was in progress. However, the recession in the mining industry, which the Company could not predict, and the resulting lower metal prices essentially eliminated the possibility of custom milling. The mill is on a stand-by basis and has been since its completion. The Company has discussed custom milling with many potential shippers of ore, but transportation costs from any mines not in the Leadville District have proved to be prohibitive. The Company anticipates that this mill will be used to process oxide minerals and ASARCO will process sulfide minerals (see "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources").

                              History Hopemore Mine

     The Leadville mining district is located 100 miles west of Denver, Colorado in the heart of the Rocky Mountains. The weather is harsh with long winters and short summers.

     The Company's properties are within the high gold zone of the Leadville district which was dominated by the Ibex Mines on Breece Hill. The high gold zone has produced approximately 3 million ounces of gold. The average grade of ore from the Hopemore area is not known. On adjacent properties a weighted average of siliceous precious metal ore shipments from the Garbutt Lode and South Ibex Stockwork between 1913 and 1922 is 0.850 OPT Au, and 4.97 OPT Ag from 63,796 tons.

     Historically, the Company's properties were worked as two separate mining areas, the Hopemore shaft in the Ibex area and the Penn Group area further west; and the ores were not concentrated by milling but were shipped directly to the Arkansas Valley Smelter in Leadville.

     Work by the Company started in 1984 with acquisition of the Comstock Hopemore Group of claims. Retimbering of the entire Hopemore shaft followed along with establishment of the new seventh level, partial rehabilitation of the other levels, several raises, the fifth level connection with the Hunter shaft, construction of a mill and the present retimbering of the Hunter escape shaft.

     The Hopemore shaft was worked as part of the Ibex mines until approximately 1902. The Hopemore shaft was sunk in 1907 to reach the seventh level of the Ibex No. 4 mine. Large replacement ore bodies in the Leadville dolomite (Blue limestone) lie on the hanging wall side (southwest) of the Ibex No. 4 vein. The ore is associated with a large magnetite skarn replacement body in the Leadville dolomite. The Leadville dolomite on the footwall (east) side of the Ibex No. 4 vein was mined via the Hunter Shaft.

     Ground conditions in the district generally do not allow open stopes, therefore, square setting and backfilling with waste of low grade ore was commonly practiced. When the large ore bodies of the Hopemore were mined zinc sulfide ore was of no value. High zinc ore was penalized at the local lead smelter, and it is believed that much of the backfill may be high grade (+12%) zinc mineralization.


Mineralized Material

Tons         Au in OPT       Ag in OPT       %PB         %ZN         %Cu

121,200        0.178           8.63          3.98        12.2        0.35


[Donald Wilson, August 14, 1989, Report on Properties of Leadville Mining & Milling Corp. Donald Wilson, February, 1994, Ore Reserves on Properties of Leadville Mining & Milling Corp. Mr. Wilson is the President of the Company.]

                                     GEOLOGY

                               Exploration Targets

Hopemore Mine Exploration Target

     The Hopemore area has been mined from the Ibex No. 7 level. The lower host rocks of the Manitou and Peerless formation are thought to remain unexplored. The mineralized zones are commonly controlled by steep sulfide veins. Four veins have been identified which could feed replacement mineral bodies in these underlying formations. The potential mineral bodies are massive sulfide and could contain between 25,000 to 80,000 tons each of mineralized material. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993, Page 7].

     The Company's holdings in the Hopemore area are in a location which should have good ground preparation for vein deposits. Vein mineralization is not limited to specific host rocks and may form minable bodies of mineralization. The veins in the gold belt of the Leadville district are generally low in base metals and higher in quartz and precious metals. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993, Page 7]. The expected tonnage from veins would be 5,000 to 25,000 tons of mineralized material. [Emmons, et. al., 1927.Fig.98,99]

Penn Group Explorations Targets

     The targets in the Penn Group area, west of the Hopemore, are gold rich magnetite skarns, massive sulfide replacement deposits below or west or the magnetite and vein deposits. The near surface gold rich magnetite skarn could be over one million tons of mineralized material. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993. Emmons, et.al. (P104,
1927)] The deeper massive sulfide target could be in the range of one to +four million tons of mineralized material. Vein type deposits, high in precious metals are also a possibility under the magnetite deposits. The expected tonnage from veins would be 5,000 to 25,000+ tons of mineralized material. [Thompson's Magnetic Anomaly Map (1990), Johansing, Plate 1, Magnetic Anamoly, Emmons, et.al. (P104, 1927)]

     The Penn Group including the area to the southwest, has not been thoroughly prospected. The Magnetic anomaly map (1990) of the Breece Hill area shows a large zone with an anomalously high magnetic signature which management believes to be a large body of magnetite skarn. Although the magnetite skarn is a contact metamorphic type of deposit it is usually found near sulfide mineralization.

     In the adjacent mine, massive sulfide replacement bodies are often found next to bodies of rhyolite agglomerate, which is also known locally as Fragmental Porphyry. The Fragmental Porphyry is thought to form breccia pipes which were formed during the late stages of mineralization and were reamed out centrally to form mineralizing conduits. In numerous cases, magnetite is found peripheral to the massive sulfide deposits. Pyrite veins in the magnetite often carry high gold contents. Within the Leadville Mining District northeast trending veins are generally the best feeders for the massive sulfide blanket deposits. The White Prince Vein which is mapped north of the Penn Group property is northeast trending and on Johnasing's maps is correlated with the Pilot Fault.

     The target zone would be either between the magnetite skarn and the breccia pipe or under the magnetite skarn. Magnetite skarn cappings to massive sulfide bodies are common in the general vicinity of the Comstock shaft.


Penn Group Mines

     The Penn Group lies northwest of the Hopemore and contains magnetite skarn and underlying sulfide minerals hosted by the Leadville dolomite. Magnetite ore was mined from shallow open cuts and was shipped as smelter flux. The ores produced from underground workings contained a high gold and silver content. The underground workings went to depths of 450 to 600 feet and focused on "Feeder" veins and blanket ore in the lower Leadville formation.

     Mineralization was mined along and to the east of the White Prince fault. The area west of the White Prince fault is down thrown and was prospected but not to sufficient depths to locate the favorable carbonate section.


Geology and Potential Reserves

     The ore deposits in the Leadville district include precious and base metal massive sulfide veins and carbonate hosted deposits, gold bearing magnetite skarns, and gold rich veins. The major ore bodies are hosted in Paleozoic aged, shelf carbonate rocks with a total thickness of 600 feet.

     These sedimentary rocks have been intruded by a series of sills and dikes and faulted, resulting in complex geology. The Company's properties are located on Breece Hill which is a major intrusive center and contain both gold, silver and base metal minerals.


Mineralized Material

Tons         Au in OPT       Ag in OPT       %PB         %ZN         %Cu

121,200        0.178           8.63          3.98        12.2        0.35

80,000 tons of this total is based upon representations by Hopemore Mining Co. at cessation of mining activities in 1913. Another 30,000 tons is represented by the 640 "Zinc Stope" which is accessed by the 740 service raise and is above the Hopemore sixth level (old Ibex 7th Level). Other quantities of unknown size are assigned to seven other areas for which dimensions are unknown.


     The B-Zone Mineral structure which is of unknown size and situated in the Manitou limestone assayed .78 ounces of gold and 17.00 ounces of silver per ton across a width of several feet. The total width of this bed is 15 to 20 feet (not all sampled). [Donald L. Wilson, Report on the Properties of Leadville Mining & Milling Corp. August 14, 1989 P. 25. Scott Hazlitt, Evaluation of the Properties of Leadville Mining & Milling. Mr. Wilson is the President of the Company.]

                        Location Of Mineralized Material

Tons          Area                    Au       Ag        Pb       Zn       Cu
----          ----                   ----     ----      ----     ----      ---

             #4 Vein 7 Level

300      N 1/2 Block 428             0.14      8.4      2.65      4.40    0.55
300      S 1/2 Block 428             0.40     16.0
600      S 1/2 Block 441             0.11      9.2      1.95      7.90    1.30

             #4 Vein 6 Level

100      N 1/2 Block 428             0.78     45.90     2.40      4.10    0.70
400      N 1/2 Block 428             0.16     13.20     2.10      4.70    0.35

             #4 Vein (North Split)

600      N 1/2 Block 428             0.15     15.10     2.35      3.30    0.40
200      N 1/2 Block 428             0.36     23.70     2.10      4.10    0.46

             7 Level "B" Zone

16,675   Replacement
         Minerals                    0.463    14.60     2.55      4.90    0.30
600      Block 429 "B" Vein          0.85     36.40     1.85      1.50    0.85
             (2' Mining Width)

             6 640 Stope Area

17,325   Blocks 440, 441             0.092     5.80     3.95     16.20    0.40

             7 Level

3,200    Block 475                   0.11      9.70     4.25     16.00    0.35

             6 Level

500      Block 475                   0.26      4.30     2.50      6.00    0.30

             #4 Vein 5 Level

300      S 1/2 Block 430 and
         N 1/2 Block 441             0.07      9.10     1.55      2.90    6.30
------------------------------------------------------------------------------
                                     0.264    10.57     3.21     10.43    0.43
                                     0.139     7.63     4.38     13.10    0.31
121,200      Total                   0.178     8.63     3.98     12.20    0.35

[Donald L. Wilson, Report on the Properties of Leadville Mining & Milling Corp. August 14, 1989. Mr. Wilson is the President of the Company.]

Weston Fault Massive Sulfide Exploration Targets

     The Weston fault forms the western boundary of the down-dropped block which contains the deposits or the Black Cloud mine south and east of the Company's properties. The Hopemore- Hunter workings are separated from the Penn Group by Weston fault which has had a complex history of movement. Early compressional tectonics are believed to have resulted in minor over thrusting and drag folding, possibly similar to that along the Tucson Main Fault on Iron Hill. Later normal faulting resulted in a near vertical structure with the east side down faulted. These two episodes of movement are believed to have produced two strands of the Western Fault. The ground between the two strands of the fault should have undergone good ground preparation and may contain the favorable carbonate section for massive sulfide blanket mineralization. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993, Page 8].

Weston Fault Stockwork Breccia Exploration Targets

     Along the southern strike of the Weston fault zone, intersecting faults have hosted stockwork breccia zones which contain precious metals and are low in sulfides. The Antioch mine produced a silicious gold ore contained in a broken and brecciated porphyry body between two fault strands. Another similar stockwork breccia zone is known as the South Ibex stockwork or Capital stope which contained approximately 250,000 tons of ore. There are two strands of the Weston fault on the Company's property. The strike length controlled is from 1,400-1,600 feet. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993, Page 9]

     Management believes that stockwork mineralization along the intersection of the Ibex No. 4 vein and the Weston fault is a good target [Thompson's Magnetic Anomaly Map (1990), Johansing, Page 9]. The stockwork mineralization could be hosted by porphyries and could range in size from 50,000 to 500,000+ tons of mineralized material. [Scott Hazlitt, Evaluation of the Properties of Leadville Mining & Milling Corp., January 1993. Chapman and Stevens, 1929, Colorado Mineral Survey; Leadville District and Adjoining Territory.] Several veins may intersect the Weston fault and more than one stockwork body on each strand of the fault is a possibility [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993, Page 9].

Planned Exploration

     An exploration program, is now being considered which would consist of drilling from both underground and surface locations. Some of the targets and their locations are listed and described below:

A) The Hopemore-Hunter mine area exploration for massive sulfide replacement deposits and vein deposits in near previously mined areas or in the underlying carbonate hosts.

B)   Stockwork breccia deposits near vein intersections with the Weston Fault.

C) Massive sulfide replacement targets along the footwall or eastern side of the Weston Fault.

D) Replacement targets along the hanging wall, or western side of the Weston Fault.

E) The Penn Group area magnetite-gold and massive sulfide replacement and vein targets.

F) The magnetic anomaly which extends to the west and southwest of the Penn Group-new magnetite-gold and massive sulfide mineralization. The area between the breccia pipe (rhyolite agglomerate) and the west side of the magnetic anomaly- massive sulfide mineralization.

[Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993, Pages 9- 10; Thompson's Magnetic Anomaly Map (1990), Johansing, Pages 5-12].


Item 3.  Legal Proceedings

     There is no litigation pending against the Company.

Item 4.  Submission of Matters to a Vote of Securityholders

     The Company held an annual meeting on January 7, 1996 and elected Donald Wilson, Gifford Dieterle, Robert Roningen, Jack Everett and Horst Scherp as Directors.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     (a) Marketing Information -- The principal U.S. market in which the Company's common shares (all of which are of one class, $.0001 par value Common Stock) are traded or will trade is in the over-the-counter market (Bulletin Board Symbol: "LDMM"). The Company's stock is not traded or quoted on any Automated Quotation System.

     The following table sets forth the range of high and low bid quotes of the Company's Common Stock per quarter since the beginning of fiscal 1995 as reported by the National Quotation Bureau (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessary represent actual transactions).

                          MARKET PRICE OF COMMON STOCK
Date
Quarter Ending                                   High and Low Bid

July 31, 1996                                    .15         .10
April 30, 1996                                   .19         .11
January 31, 1996                                 .20         .075
October 31, 1995                                 .11         .08

July 31, 1995                                    .145        .01
April 30, 1995                                   .1425       .06
January 31, 1995                                 .15         .06
October 31, 1994                                 .15         .06

     (b) Holders -- The approximate number of recordholders of the Company's Common Stock, as of July 31, 1996 amounts to 1,528 inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding is 124,012,674 as of July 31, 1996.

     (c) Dividends -- The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Fiscal 1996 Compared to Fiscal 1995

         Results of Operations

     During the fiscal year ended July 31, 1996, the Company continued activity at its gold/silver/base metal mining project in Colorado. The effort was mainly concentrated on rehabilitating the second exit, Hunter shaft and installing a new hoist. At the present time, the Company has not received revenue from its operations although it has expended considerable sums for the development of its proposed mining and milling operation. (See "Liquidity and Capital Resources").

     To date, the remaining unfinished task prior to commencing any other activity is the completion of the mandated second exit, Hunter shaft. It is estimated that the second exit will be completed, and the mining project will become operational, in November, 1996.

     Completion of the Hunter shaft will be followed by the exploration for commercial minerals and, if determined economically feasible, their development, if discovered on the Hopemore 7th level. A cross-cut to be driven from the 8th level will explore the minerals associated with the "B-Zone" structure. The Weston fault potential will be explored for possible large scale mineralization in the White limestone with a tunnel driven 121 feet long, followed by core drilling. These exploration and development projects will require approximately 13 months (after funding) and cost approximately $300,000.

     The Company has approximately 121,000 tons of mineralized material containing specified amounts of gold, silver, lead, zinc and copper. Possible drill target potential as indicated by Scott Hazlett, Consulting Geologist, ranges up to 5,000,000 tons of mineralized material. The Company to date, has completed partial exploration of the Hopemore 7th level by cross-cut, raise, drift, and core drill. Stopes, ore chutes, ore passes and various other loading facilities are completed and operational. Assuming adequate funding, the Company is prepared to enter into an exploration program subsequent to completing the Hunter shaft (three months to complete) and will, if sufficient mineralized material is discovered and extraction is determined to be economically feasible, develop and mine the property.

     If sufficient ore is discovered, the Company would commence mining and milling at a rate of up to 180 tons per day and gradually increase the tonnage as conditions would allow. It is understood that in order to realize a mill capacity of 300 tons per day the Company would need to explore and develop a two year supply of proven ore (225,000 tons) and a two year supply of probable ore (225,000 tons). In order to execute the entire project, if conditions warranted, a capital investment of approximately $2,000,000 would be required.

     With regard to all estimates of mineral tonnage, further geologic work is required before the Company can conclude that commercially viable ore deposits exist.

     The Company generated no revenues from operations during the fiscal years ended July 31, 1996 and 1995. There was de minimis income during these periods of $960 and $435, respectively. Costs and expenses more than doubled from fiscal 1995 to fiscal 1996. Mine expenses increased by $62,838 (40%) from 1995 ($174,722) to 1996 ($237,560). Selling, General and Administrative expenses increased by $471,655 (298%) from 1995 ($238,052) to 1996 ($709,707) primarily due to increased purchases of mine supplies and equipment. As a result, the Company's net loss for 1996 was $956,043, which was $529,240 (124%) more than its 1995 loss of $426,803.

    Liquidity and Capital Resources

    As of July 31, 1996

     As of July 31, 1996, the Company's current liabilities exceed its current assets by a ratio of approximately 1.8 to 1 and the Company had a working capital deficiency of $36,507. Therefore, the Company can only continue as a going concern in the event that it obtains additional capital. As noted above, management anticipates that it will need at least $2,000,000 to become fully operational and begin generating revenues from operations. To obtain such funding, management intends to raise additional capital through the sale of its securities, debt financing and/or by entering into one or more joint ventures and/or working arrangements.

     Specific plans to obtain financing for a full scale mining and milling operation will most likely include a combination of one or more of the following:

     1. Private placements of the Company's securities to institutions; private individuals; mining companies; and/or investment groups. During fiscal 1996, the Company raised approximately $515,000 through the sale of common stock. These investments have enabled the continuation of work in the Hunter shaft. The Company wishes to complete it's Hunter shaft, second exit, prior to seeking major capital for operational purposes.

     2. A working arrangement with a mining company pursuant to which the Company would mine and the other company would mill, smelt and market the products. Under these conditions, the Company's cost would be concentrated on the mining effort only. The Company has finalized such an agreement with ASARCO pursuant to which the Company will mine and sell the mined material to ASARCO and ASARCO will process the minerals. The ASARCO agreement runs for an initial two-year term and, thereafter, is cancelable by either party on 60 day's written notice. Notwithstanding the foregoing, the Agreement would not extend beyond June 30, 2000. Pursuant to the Agreement, the Company is to deliver metallic minerals to ASARCO's mill site six miles southeast of Leadville, Colorado. The price for the material would be based upon the London Metals Exchange market price, less certain deductions for treatment and impurities.


     3. Joint Venture with other mining companies on a division of profits basis, whereby the Company would initiate a mining venture with another mining company, the latter providing the capital to initiate mining and milling and, thereafter, dividing the net profit (if any) on an agreed amount basis. There are no firm joint venture prospects at this time.


     4. A public underwriting. The Company may pursue a public underwriting of it's securities. The Company has not sought out the interest of an underwriter nor can the Company assure that it would be able to obtain an underwriter or complete a public offering.

     Assuming that the Company is able to obtain funds from one or more of the above sources, planned activities over the next year, in order of priority, are as follows:

                                                         Estimated Time Required
                                                            to Complete
                                                            (or Operating Time -
                                                            Production),
                 Activity               Estimated Cost      Assuming Funding

(a)Complete the mandated
        Hunter Shaft, 2nd exist.        $120,000            Three-five months

(b)Develop B-zone mineral structure
        in preparation for mining.      $36,000-55,000      Three-five months

(c)Drive tunnel to Weston fault
        mineral structure - develop.    $24,000-30,000      Three-four months

(d)Drive to IBEX mineral structures
        and develop.                    $22,000-34,000      Five-seven months

(e)Sell mined products
        to the ASARCO mill.             $1,744,000-2,000,000     Six months

     Aside from the above planned activities, the Company's basic administrative capital needs (e.g. rent, salaries, utilities, etc.) are approximately $12,400 per month. Management has been funding these basic requirements and hopes to continue to fund these requirements through the private sale of its Common Stock. During the year ended July 31, 1996, the Company obtained approximately $515,000 from the private sale of Common Stock.

     There is no assurance whatsoever that any of the Company's proposed plans to raise capital and otherwise fund operations will prove successful. The Company's inability to obtain sufficient funding will delay the Company's planned operations or, possibly, force the Company to go out of business.

Environmental Issues

     Management does not expect that environmental issues will have an adverse material effect on the Company's liquidity or earnings. Before any mining development or mining exploration or construction of milling facilities could begin, it was necessary to meet all environmental requirements and to satisfy the regulatory agencies in Colorado that the Company's proposed procedures fell within the boundaries of sound environmental practice. The Company is bonded to insure procedures and reclamation of any areas disturbed by the Company's activities. Recently, the Mined Land Reclamation Board reviewed the Company's permit and bond and determined that an increase in the bond was necessary. At that time, the Company placed an additional $6,000 in escrow against any future indemnity.

     Part of the Leadville Mining District was declared a Superfund site. Several mining companies and one individual were declared defendants in a possible lawsuit. The Company was not named a defendant or Possible Responsible Party. The Company did respond in full detail to a lengthy questionnaire prepared by the Environmental Protection Agency ("EPA") regarding the Company's proposed procedures and past activities in November 1990. No further comments or questions have been initiated by the EPA.

     The Company does include in all its internal revenue and cost projections a certain amount for environmental and reclamation costs on an ongoing basis. This amount is determined at a fixed amount of $1.50 per ton of material to be milled on a continual, ongoing basis to provide for further tailings disposal sites and to reclaim the tailings disposal sites in use. At this time, there does not appear to be any environmental costs to be incurred by the Company beyond those already addressed above. No assurance can be given that environmental regulations will not be changed in a manner that would adversely affect the Company's planned operations.

Item 7.      Financial Statements.

     The following financial statements have been prepared in accordance with the requirements of Item 310(a) of Regulation S-B.

                       LEADVILLE MINING AND MILLING CORP.
                              FINANCIAL STATEMENTS
                           AND ADDITIONAL INFORMATION
                            YEAR ENDED JULY 31, 1996

                                      INDEX
                                                                     Page Number
INDEPENDENT AUDITORS' REPORT                                         F-1

FINANCIAL STATEMENTS:
  Balance Sheet
   July 31, 1996                                                      F-2

Statement of  Operations
  For each of the two years
  ended July 31, 1996 and
  for the period from
  September 17, 1982 (inception)
  to July 31, 1996                                                    F-3

Statement of Changes in Stockholders'
  Equity from September 17, 1982
  (inception) to July 31, 1996                                        F-4

Statement  of Cash Flows
  For each of the two years
  ended July 31, 1996 and
  for the period from
  September 17, 1982
  (inception) to July 31, 1996                                        F-9

Notes to Financial Statements                                         F-11

     All other schedules not submitted are omitted, because the information is included elsewhere in the financial statements or the notes thereto, or the conditions requiring the filing of these schedules are not applicable.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     There have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosure.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                          INDEX TO FINANCIAL STATEMENTS
                       FILED WITH THE ANNUAL REPORT OF THE
                             COMPANY ON FORM 10-KSB



                        FOR THE YEAR ENDED JULY 31, 1996



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

BALANCE SHEET AS OF JULY 31, 1996, LEADVILLE MINING AND MILLING CORP.

STATEMENT OF OPERATIONS FOR THE YEARS ENDED JULY 31, 1996 AND JULY 31, 1995, AND FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1996, LEADVILLE MINING AND MILLING CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1996, LEADVILLE MINING AND MILLING CORP.

STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 1996 AND JULY 31, 1995, AND FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1996, LEADVILLE MINING AND MILLING CORP.

NOTES TO FINANCIAL STATEMENTS


Other schedules not submitted are omitted, because the information is included elsewhere in the financial statements or the notes thereto, or the conditions requiring the filing of these schedules are not applicable.

As to certain matters, the financial statements herein differ in presentation from, and include data which are not contained in, the Company's published financial statements to stockholders. Such presentation and additional data are submitted solely for the purpose of complying with the applicable accounting requirements of Form 10-KSB and Regulation S-X.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors & Shareholders of
Leadville Mining and Milling Corp.

We have audited the accompanying balance sheet of Leadville Mining and Milling Corp. (A Development Stage Enterprise) as of July 31, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended July 31, 1996 and for the period September 17, 1982 (Inception) to July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leadville Mining and Milling Corp. (A Development Stage Enterprise) as of July 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended July 31, 1996 and for the period September 17, 1982 (Inception) to July 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses through July 31, 1996 and has a working capital deficiency of $36,507 at July 31, 1996 that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              WOLINETZ, GOTTLIEB & LAFAZAN, P.C.

Rockville Centre, New York
October 8, 1996
                                       F-1

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                  JULY 31, 1996


                                     ASSETS
Current Assets:
  Cash ...........................................................  $    34,857
  Loans Receivable ...............................................        7,908
  Other Current Assets ...........................................          207
                                                                    -----------
     Total Current Assets ........................................       42,972
                                                                    -----------
Property and Equipment (Net of
  Accumulated Depreciation of $338,482) ..........................    1,356,472
                                                                    -----------

Other Assets:
  Mining Reclamation Bonds .......................................       11,000
  Security Deposit ...............................................        3,667
  Deferred Expense ...............................................       51,408
                                                                    -----------
   Total Other Assets ............................................       66,075
                                                                    -----------
Total Assets .....................................................  $ 1,465,519
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accrued Expenses and Taxes .....................................  $    69,806
  Loans Payable - Officers .......................................        9,673
                                                                    -----------
     Total Current Liabilities ...................................       79,479
                                                                    -----------
Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.0001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 126,077,150 Shares ...............................       12,608
  Capital Paid In Excess of Par Value ............................    6,076,152
  Deficit Accumulated in the Development Stage ...................   (4,702,720)
                                                                    -----------
     Total Stockholders' Equity ..................................    1,386,040
                                                                    -----------
Total Liabilities and Stockholders' Equity .......................  $ 1,465,519
                                                                    ===========

     The accompany notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.

                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                                                      For The Period
                                       For The Year Ended           September 17,1982
                                               July 31,                 (Inception)
                                       -----------------------               To
                                         1996            1995          July 31, 1996
                                         ----            ----        -----------------
Revenues:
  Interest Income ...............   $         960    $         435    $     707,394
  Miscellaneous .................            --               --             23,483
                                    -------------    -------------    -------------

    Total Revenues ..............             960              435          730,877
                                    -------------    -------------    -------------

Costs and Expenses:
  Mine Expenses .................         237,560          174,722        1,405,572
  Selling, General and
    Administrative Expenses .....         709,707          238,052        3,553,865
  Depreciation ..................           8,344           13,810          338,482
  Loss on Write-Off of
    Investment ..................            --               --             10,000
  Loss on Joint Venture .........            --               --            101,700
                                    -------------    -------------    -------------

  Total Costs and
     Expenses ...................         955,611          426,584        5,409,619
                                    -------------    -------------    -------------

Loss Before Provision
  For Income Taxes ..............        (954,651)        (426,149)      (4,678,742)

Provision For Income
  Taxes .........................           1,392              654           23,978
                                    -------------    -------------    -------------

Net Loss ........................   $    (956,043)   $    (426,803)   $  (4,702,720)
                                    =============    =============    =============


Net Loss Per Share ..............   $        (.01)   $        (.00)
                                    =============    =============

Average Common Shares Outstanding     118,581,724      102,166,434
                                    =============    =============

    The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.

                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1996
                                                                                Deficit
                                                                               Accumulated
                                                               Capital Paid      In The
                                           Common Stock        In Excess of   Development
                                         Shares       Amount     Par Value       Stage       Total
                                         ------       ------     ---------       -----       -----
Balance
  September 17, 1982
  (Inception) ......................          -0-   $      -0-   $      -0-   $      -0-   $      -0-

Initial Cash
  Officers - At $.0001 Per Share ...   15,750,000        1,575         --           --          1,575

  Other Investors -
    At $.0001 Per Share ............   10,450,000        1,045         --           --          1,045

Initial - Mining Claims ............         --
  Officer - At $.0002 Per Share ....    8,750,000          875          759         --          1,634

Common Stock Issued For:
  Cash At $.05 Per Share ...........    3,000,000          300      149,700         --        150,000

Net Loss ...........................         --           --           --         (8,486)      (8,486)
                                       ----------   ----------   ----------   ----------   ----------

Balance - July 31, 1983 ............   37,950,000        3,795      150,459       (8,486)     145,768

Common Stock Issued For:
  Cash Pursuant to Initial Offering
  At $.15 Per Share, Net of
  Offering Costs of $408,763 .......   17,547,411        1,755    2,221,594         --      2,223,349

Net Income .........................         --           --           --         48,890       48,890
                                       ----------   ----------   ----------   ----------   ----------

Balance - July 31, 1984 ............   55,497,411        5,550    2,372,053       40,404    2,418,007

Net Income .........................         --           --           --         18,486       18,486
                                       ----------   ----------   ----------   ----------   ----------

Balance - July 31, 1985 ............   55,497,411        5,550    2,372,053       58,890    2,436,493

Common Stock Issued For:
  Mineral Lease At $.10 Per Share ..        1,000         --            100         --            100

Net Income .........................         --           --           --          4,597        4,597
                                       ----------   ----------   ----------   ----------   ----------

Balance - July 31, 1986 ............   55,498,411        5,550    2,372,153       63,487    2,441,190

    The accompanying notes are an integral part of the financial statements

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1996
                                                                       Deficit
                                                                     Accumulated
                                                     Capital Paid      In The
                                 Common Stock        In Excess of    Development
                             Shares         Amount     Par Value        Stage          Total
                             ------         ------     ---------        -----          -----
Net Loss ...............          --     $      --     $      --     $  (187,773)   $  (187,773)
                           -----------   -----------   -----------   -----------    -----------

Balance - July 31, 1987     55,498,411         5,550     2,372,153      (124,286)     2,253,417

Common Stock Issued For:
  Services Rendered At
    $.10 Per Share .....       920,000            92        91,908          --           92,000

Net Loss ...............          --            --            --        (328,842)      (328,842)
                           -----------   -----------   -----------   -----------    -----------

Balance - July 31, 1988     56,418,411         5,642     2,464,061      (453,128)     2,016,575

Net Loss ...............          --            --            --        (379,852)      (379,852)
                           -----------   -----------   -----------   -----------    -----------

Balance - July 31, 1989     56,418,411         5,642     2,464,061      (832,980)     1,636,723

Common Stock Issued For:
  Cash:
    At $.07 Per Share ..     2,690,601           269       194,219          --          194,488
    At $.05 Per Share ..     3,870,326           387       199,443          --          199,830
  Services:
    At $.05 Per Share ..       682,826            68        34,073          --           34,141
  Commissions:
    At $.07 Per Share ..       150,000            15           (15)         --             --

Commissions Paid .......          --            --          (2,100)         --           (2,100)

Net Loss ...............          --            --            --        (529,676)      (529,676)
                           -----------   -----------   -----------   -----------    -----------

Balance - July 31, 1990     63,812,164         6,381     2,889,681    (1,362,656)     1,533,406

Common Stock Issued For:
  Cash At $.06 Per Share     3,183,998           319       180,954          --          181,273

Net Loss ...............          --            --            --        (356,874)      (356,874)
                           -----------   -----------   -----------   -----------    -----------

Balance - July 31, 1991     66,996,162         6,700     3,070,635    (1,719,530)     1,357,805

    The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.

                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1996
                                                                       Deficit
                                                                     Accumulated
                                                       Capital Paid    In The
                                   Common Stock        In Excess of  Development
                               Shares       Amount       Par Value      Stage           Total
                               ------       ------       ---------      -----           -----
Common Stock Issued For:
  Cash:
    At $.03 Per Share ..     1,149,167   $       115   $    34,303   $      --      $    34,418
    At $.05 Per Share ..        20,000             2           998          --            1,000
    At $.06 Per Share ..       228,666            23        13,698          --           13,721
    At $.07 Per Share ..       100,000            10         6,990          --            7,000
    At $.08 Per Share ..        62,500             6         4,994          --            5,000
    At $.09 Per Share ..        54,444             5         4,895          --            4,900
  Services:
    At $.032 Per Share .       393,597            39        12,561          --           12,600
    At $.05 Per Share ..       923,529            93        46,084          --           46,177
  Exercise of Options:
    At $.05 Per Share By
      Related Party ....     1,000,000           100        49,900          --           50,000

Net Loss ...............          --            --            --        (307,477)      (307,477)
                           -----------   -----------   -----------   -----------    -----------

Balance - July 31, 1992     70,928,065         7,093     3,245,058    (2,027,007)     1,225,144

Common Stock Issued For:
  Cash:
    At $.03 Per Share ..     1,760,575   $       176   $    51,503   $      --      $    51,679
    At $.05 Per Share ..     1,400,000           140        69,964          --           70,104
    At $.06 Per Share ..       100,000            10         5,990          --            6,000
    At $.07 Per Share ..       170,000            17        11,983          --           12,000
    At $.10 Per Share ..       500,000            50        49,950          --           50,000
  Services:
    At $.05 Per Share ..     4,955,556           496       272,504          --          273,000
  Commissions:
    At $.05 Per Share ..       202,200            20           (20)         --             --

Commissions Paid .......          --            --          (1,500)         --           (1,500)

Net Loss ...............          --            --            --        (626,958)      (626,958)
                           -----------   -----------   -----------   -----------    -----------

Balance - July 31, 1993     80,016,396         8,002     3,705,432    (2,653,965)     1,059,469

    The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1996

                                                                                   Deficit
                                                                                 Accumulated
                                                                   Capital Paid    In The
                                              Common Stock         In Excess of  Development
                                          Shares        Amount       Par Value     Stage          Total
                                          ------        ------       ---------     -----          -----
Common Stock Issued For:
  Cash:
    At $.03 Per Share .............     1,493,300   $       150   $    43,489   $      --      $    43,639
    At $.05 Per Share .............     3,772,053           377       189,894          --          190,271
Services:
    At $.03 Per Share .............     5,000,000           500       149,500          --          150,000
    At $.05 Per Share .............     1,300,000           130        71,287          --           71,417
    At $.05 Per Share
      By Related Party ............     1,560,000           156        77,844          --           78,000
    At $.07 Per Share .............        47,429             4         3,316          --            3,320
  Exercise of Options For Services:
    At $.05 Per Share .............       350,000            35        17,465          --           17,500
    At $.05 Per Share
     By Related Party .............     1,500,000           150        74,850          --           75,000

Net Loss ..........................          --            --            --        (665,909)      (665,909)
                                      -----------   -----------   -----------   -----------    -----------
Balance - July 31, 1994 ...........    95,039,178         9,504     4,333,077    (3,319,874)     1,022,707

Common Stock Issued For:
  Cash:
    At $.03 Per Share .............     1,500,000   $       150   $    49,856   $      --      $    50,006
    At $.04 Per Share .............     2,882,000           288       115,215          --          115,503
    At $.05 Per Share .............     2,696,112           270       132,831          --          133,101
    At $.06 Per Share .............     1,208,337           121        72,379          --           72,500
    At $.07 Per Share .............       230,000            23        16,077          --           16,100
Services:
    At $.04 Per Share .............     1,450,000           145        60,755          --           60,900
    At $.05 Per Share .............       750,000            75        34,925          --           35,000
Exercise of Options For:
  Cash:
  At $.05 Per Share
    By Related Party ..............     3,500,000           350       174,650          --          175,000
Services:
  At $.05 Per Share ...............       350,000            35        17,465          --           17,500

Commissions Paid ..................          --            --          (1,650)         --           (1,650)

Net Loss ..........................          --            --            --        (426,803)      (426,803)
                                      -----------   -----------   -----------   -----------    -----------

Balance - July 31, 1995 ...........   109,605,627   $    10,961   $ 5,005,580   $(3,746,677)   $ 1,269,864

    The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1996

                                                                            Deficit
                                                                           Accumulated
                                                           Capital Paid      In The
                                      Common Stock         In Excess of    Development
                                  Shares        Amount       Par Value       Stage         Total
                                  ------        ------       ---------       -----         -----
Common Stock Issued For:
  Cash:
    At $.04 Per Share ......       759,715   $        76   $    30,274   $      --      $    30,350
    At $.05 Per Share ......     5,504,235           550       270,074          --          270,624
    At $.06 Per Share ......     1,467,731           147        87,853                       88,000
    At $.07 Per Share ......       557,216            56        38,949                       39,005
    At $.08 Per Share ......     1,101,000           110        87,890                       88,000

Services:
    At $.04 Per Share ......     1,041,501           104        38,296          --           38,400
    At $.05 Per Share ......       420,100            42        20,963          --           21,005
    At $.06 Per Share ......        46,006             5         2,755                        2,760
    At $.07 Per Share ......     1,543,928           155       107,920                      108,075

  Commissions:
     At $.035 Per Share ....       234,286            23           (23)
     At $.05 Per Share .....       505,450            50           (50)
     At $.06 Per Share .....        19,998             2            (2)
     At $.07 Per Share .....       120,357            12           (12)

  Exercise of Options:
    Cash:
      At $.035 Per Share
        By Related Party ...       195,714            20         6,830                        6,850

    Services:
      At $.035 Per Share
        By  Related Party ..     2,004,286           200        69,950          --           70,150
      At $.05 Per Share ....       950,000            95        47,405          --           47,500

     Compensation Portion of
        Options Exercised ..          --            --         261,500          --          261,500

Net Loss ...................          --            --            --        (956,043)      (956,043)
                               -----------   -----------   -----------   -----------    -----------

Balance - July 31, 1996 ....   126,077,150   $    12,608   $ 6,076,152   $(4,702,720)   $ 1,386,040
                               ===========   ===========   ===========    ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                                                                     For The Period
                                                                                   September 17, 1982
                                                           For The Year Ended         (Inception)
                                                               July 31,                   To
                                                         1996               1995     July 31, 1996
                                                         ----               ----   ------------------
Cash Flow From Operating Activities:
  Net Loss .........................................   $  (956,043)   $  (426,803)   $(4,702,720)
  Adjustments to Reconcile Net Loss to
    Net Cash Used By Operating Activities:
      Depreciation .................................         8,344         13,810        338,482
      Loss on Write-Off of Investment ..............          --             --           10,000
      Loss From Joint Venture ......................          --             --          101,700
      Value of Common Stock Issued For Services ....       287,890        113,400      1,254,445
      Compensation Portion of Options Exercised ....       261,500           --          261,500
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Prepaid Expenses ....           164        (51,572)       (51,408)
        (Increase) Decrease  in Other Current Assets          (207)            50           (207)
        Increase in Security Deposit ...............          --           (3,667)        (3,667)
        Increase (Decrease) in Accrued Expenses
           and Taxes ...............................       (79,352)      (184,091)        69,806
                                                       -----------    -----------    -----------

Net Cash Used By Operating Activities ..............      (477,704)      (538,873)    (2,722,069)
                                                       -----------    -----------    -----------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment ...............       (15,636)          --       (1,694,953)
  Investment in Joint Venture ......................          --             --         (101,700)
  Investment in Privately Held Company .............          --             --          (10,000)
                                                       -----------    -----------    -----------

Net Cash Used By Investing Activities ..............       (15,636)             0     (1,806,653)
                                                       -----------    -----------    -----------

    The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Continued)


                                                                                For The Period
                                                                              September 17, 1982
                                                         For The Year Ended      (Inception)
                                                              July 31,                To
                                                        1996          1995       July 31, 1996
                                                        ----          ----       -------------


Cash Flow From Financing Activities:
  (Increase) Decrease in Loans Receivable .......   $     1,101   $    (1,626)   $    (7,908)
  Decrease in Loans Payable .....................          --          (4,050)          --
  Increase in Loans Payable - Officers ..........          --            --           18,673
  Repayment of Loans Payable - Officers .........        (7,000)       (2,000)        (9,000)
  Proceeds From Sale of Common Stock ............       522,828       562,210      4,986,827
  Commissions on Sale of Common Stock ...........          --          (1,650)        (5,250)
  Expenses of Initial Public Offering ...........          --            --         (408,763)
  Purchase of Certificate of Deposit - Restricted                        --           (5,000)
  Purchase of Mining Reclamation Bond ...........          --          (6,000)        (6,000)
                                                    -----------   -----------    -----------

Net Cash Provided By Financing Activities .......       516,929       546,884      4,563,579
                                                    -----------   -----------    -----------

Increase In Cash and Cash Equivalents ...........        23,589         8,011         34,857

Cash and Cash Equivalents - Beginning ...........        11,268         3,257           --
                                                    -----------   -----------    -----------

Cash and Cash Equivalents - Ending ..............   $    34,857   $    11,268    $    34,857
                                                    ===========   ===========    ===========

Supplemental Cash Flow Information:
  Cash Paid For Interest ........................   $      --     $      --             --
                                                    ===========   ===========    ===========

  Cash Paid For Income Taxes ....................   $     1.392   $       806    $    23,427
                                                    ===========   ===========    ===========

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock ....................   $    43,125   $      --      $    69,785
                                                    ===========   ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1996



NOTE 1 -  Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses through July 31, 1996 aggregating $4,702,720, and has a working capital deficiency at July 31, 1996 of 36,507 that raises substantial doubt about its ability to continue as a going concern. As indicated in Note 10, the Company is in the process of raising additional capital and financing. Continuation of the Company is dependent on (1) consummation of the contemplated financings, (2) achieving sufficiently profitable operations and (3) subsequently maintaining adequate financing arrangements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Property and Equipment

     Property and equipment is reported at cost. It is the Company's policy to capitalize costs incurred to improve and develop the mining and milling property. General and administrative expenses are expensed as incurred.

     Depletion of mine and mill improvements is computed at cost using the units of production method. The Company has made no provision for depletion as the mine and mill is not in the production stage. Provision is made for the depreciation of office furniture and fixtures, machinery and equipment, and building. Depreciation is computed using both straight-line and accelerate methods over the estimated useful lives of the related assets.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1996




NOTE 1 - Summary of Significant Accounting Policies (Continued) Income Taxes

     The Company accounts for income taxes under the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

NOTE 2 - Mining Reclamation Bonds

     This represents certificates of deposit that have been deposited as security for a Mining Reclamation Bond.

NOTE 3 - Loans Receivable

     Included in loans receivable are unsecured short-term revolving loans of $7,908 paid by the Company to Franklin Consolidated Mining Co., Inc., a publicly traded corporation. These are non-interest bearing and due on demand.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1996


NOTE 4 - Property and Equipment

     Property and equipment consists of the following:

                  Land                                    $     24,364
                  Building                                      22,655
                  Machinery and Equipment                      346,980
                  Mining Claims and
                    Leasehold Improvements                     107,339
                  Mill and Mining Improvements               1,192,658
                  Office Furniture, Fixtures
                    and Equipment                                  958
                                                          ------------
                                                             1,694,954
                  Less:  Accumulated Depreciation              338,482
                                                          ------------
                                                          $  1,356,472
                                                          ============

NOTE 5 - Accrued Expenses and Taxes

     Included in accrued expenses and taxes are amounts aggregating $38,659 owed to certain officers and stockholders of the Company for unpaid salaries.

NOTE 6 - Loans Payable - Officers

     These loans represent advances to the Company by certain officers of the Company. The loans have no specific repayment terms and are non-interest bearing.

NOTE 7 - Stockholders' Equity

     At various stages in the Company's development, shares of stock have been issued in exchange for the fair market value, as determined by the Board of Directors, of services received with a corresponding charge to operations, property and equipment or capital paid in excess of par value depending on the nature of the services provided.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1996


NOTE 7 - Stockholders' Equity (Continued)

     Common Stock Reserved For Issuance

     The following is a table with respect to common stock reserved for options as of July 31, 1996:
                                             Options Outstanding
                                         Number of       Price Range
                                           Shares         Per Share
                                           ------         ---------

Balance - July 1, 1991 ..............          -0-        $   -

  Options Granted:
    Services ........................    4,000,000        .01 - .05
    Services - Related Parties ......    2,250,000              .05

  Options Exercised - Related Parties   (1,000,000)             .05
                                        ----------        ---------
Outstanding - July 31, 1992 .........    5,250,000        .01 - .05

  Options Granted:
    Services ........................    2,000,000              .05
                                        ----------        ---------
Outstanding - July 31, 1993 .........    7,250,000        .01 - .05

  Options Granted:
    Services ........................    3,100,000              .05
    Services - Related Parties ......    3,500,000              .05

  Exercised:
    Services ........................     (350,000)             .05
    Services - Related Parties ......   (1,500,000)             .05

  Expired: ..........................   (5,250,000)       .01 - .05
                                        ----------        ---------

Outstanding - July 31, 1994 .........    6,750,000              .05

  Exercised:
    Services ........................     (350,000)             .05
    Services - Related Parties ......   (3,500,000)             .05
                                        ----------        ---------

Outstanding - July 31, 1995 .........    2,900,000              .05

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1996


NOTE 7 - Stockholders' Equity (Continued)

     Common Stock Reserved For Issuance


     The following is a table with respect to common stock reserved for options as of July 31, 1996:
                                           Options Outstanding
                                     Number of`       Price Range
                                     of Shares         Per Share


  Options Granted:
      Services - Related Parties     6,000,000               .035

   Exercised:
      Cash - Related Parties ...      (175,000)              .04
      Services .................      (950,000)              .05
      Services -Related Parties     (2,025,000)              .035

Expired: .......................    (1,650,000)              .05
                                   -----------       -----------

Outstanding - July 31, 1996 ....   $ 4,100,000       $.035 - .05
                                   ===========       ===========


     Authorized Common Stock

     In September 1993 the Company's shareholders approved an increase in the unauthorized common stock from 100,000,000 shares to 150,000,000 shares.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1996



NOTE 8 - Income Taxes

     For income tax purposes, the Company has a net operating loss carryforward at July 31, 1996 of approximately $4,700,000 beginning to expire at July 31, 2001 if not offset against future federal taxable income.

     Pursuant to FASB 109, the Company has elected to take a 100% reserve on the deferred tax asset arising from the net operating loss $1,598,000 and accordingly there is no cumulative effect adjustment or current year tax benefit recorded.

NOTE 9 - Commitments and Contingencies

     Litigation

     In June 1996, the Company commenced an action against Franklin Consolidated Mining Company, Inc. ("Franklin") in District Court, Clear Creek County Colorado with respect to certain monies advanced by the Company to Franklin in connection with expenses attributable to common office space. On July 10, 1996, the Company entered into a Settlement Agreement with Franklin Consolidated Mining Corporation pursuant to which it was agreed that the Company would settle all claims involved for $18,000 and the Company will as soon as possible, (I) discontinue the action against Franklin as well as withdraw any motions filed with respect thereto, (ii) remove any liens or other encumbrances which may have been filed against the assets of Franklin and (iii) execute releases with respect to such claims. As of July 31, 1996 Franklin has paid the Company $9,000 of the $18,000 owed under the Settlement Agreement.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1996



NOTE 10 - Liquidity and Going Concern Uncertainty

     The company has incurred recurring losses amounting to $4,702,720 and has a working capital deficiency of $36,507 at July 31, 1996. These events raise substantial doubt about the Company's ability to continue as a going concern.

     Specific plans to obtain financing for a full scale mining and mill operation may include a combination of one or more of the following:

     a. Private placements of the Company's securities to institutions, private individuals, mining companies, and/or investment groups. During the fiscal year ended July 31, 1996 the Company raised approximately $515,000 through the sales of common stock to investors, which enabled continuation of work in the Hunter Shaft. The Company wishes to complete its Hunter Shaft, second exit, prior to seeking major capital for operational purposes.

     B. A working arrangement with a mining company pursuant to which the Company would mine and the other company would mill, smelt and market the products. Under these conditions, the Company's cost would be concentrated on the mining effort only. The Company has been negotiating such an agreement pursuant to which the Company will mine ore and sell the ore to a mining company and that mining company will process sulfite minerals. Such an agreement can have an initial two year term subject to five one year extensions. Notwithstanding the foregoing, the agreement would be terminable by either party on thirty days' notice. The Company would deliver ore to the mining company's millsite six miles southeast of Leadville, Colorado. The price for the ore would be based upon the London Metals Exchange market price on the date of delivery. There is no assurance that such an agreement will be finalized.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1996




NOTE 10 - Liquidity and Going Concern Uncertainty (Continued)

     c. Joint Venture with other mining companies on a division of profits basis, whereby the company would initiate a mining venture with another mining company, the latter providing the capital to initiate mining and milling and, thereafter, dividing the net profits (if any) on an agreed amount basis. There are no joint venture prospects at this time.

     d. The Company may pursue a public underwriting of its securities. The Company has not sought out the interest of an underwriter nor can the Company assure that it would be able to obtain an underwriter or complete a public offering.

     Assuming that the Company is able to obtain funds from one or more of the above sources, planned activities over the next twelve months should include completion of the Hunter Shaft, 2nd exit, development of B-Zone mineral structure in preparation of mining, drive tunnel to Weston fault mineral structure and develop, drive to IBEX mineral structures and develop (if working arrangement with another mining company is approved), develop mine and mill.

     There is no assurance whatsoever that any of the Company's proposed plans to raise capital and otherwise fund operations will prove successful. The Company's ability to continue as a going concern is dependent upon its ability to obtain sufficient funding as discussed above and its inability to do so will delay or cease the Company's planned operations as discussed above.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1996





NOTE 11 - Subsequent Events

     Refining Contract

     The Company has entered into an agreement with ASARCO Incorporated for the sale and refining of lead concentrates produced from the Company's mine in Colorado. The Agreement provides that the Company may ship metallic materials in lots of 200 - 300 tons to ASARCO's smelter in East Helena, Montana. ASARCO will take delivery of the material, perform the smelting operations and pay for the metals at 60% - 75% of the metallic prices as published in London or New York, depending on the metal, less certain deductions for expenses of smelting and adjustment for excess impurities, including water. The period of the agreement shall commence with lead concentrates delivered on or after September 1, 1995 through and including August 31, 1997 and shall continue thereafter on a sixty
(60) day written notice of cancellation by either party, provided, however, the agreement shall not extend beyond June 30, 2000.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth certain information concerning the directors and executive officers of the Company:

                                       First
                                       Became
Name                      Age          Director             Position

Donald W. Wilson          67           9/22/82         President & Director

Gifford A. Dieterle       64           9/22/82         Executive Vice President,
                                                       Secretary, Treasurer &
                                                       Chairman of the Board

Robert Roningen           63           9/14/93         Vice President -
                                                       Operations & Director

Horst Scherp              67           1/25/95         Director

Jack V. Everett           74           1/25/95         Director

     Directors are elected at the meeting of shareholders called for that purpose and hold office until the next shareholders meeting called for that purpose or until their resignation or death. Directors can also be elected by the Board of Directors and hold service until their resignation or death. Officers of the corporation are elected by the directors at meetings called by the directors for its purpose. Robert L. Elder and Richard Asbury resigned as officers and/or directors in December 1994.

     DONALD W. WILSON, President and Director. His highest educational degree is a High School diploma obtained from Leadville High School in Leadville, Colorado in 1949. He additionally attended the Colorado School of Mines in 1969 on a non-matriculating basis, where he took courses in geology, surveying, mapping and mathematics. He did not graduate and therefore did not obtain a degree. His employment history since 1977 consists of the following: From May 1983 until the present, he has been President of the Company. From January 1981 to May 1983, he was mine and mill manager of the Franklin Mine, a gold mine in Colorado which is owned by Franklin Consolidated Mining Company. From 1979 to 1980, he was employed by M.S.T. Company - Rio Blanco Oil Shale Corporation as a project engineer. From 1977 to 1979, he was employed by United Nuclear-Homestake Partnership, Inc., Grants, New Mexico as a superintendent of shaft sinking operation.

     GIFFORD A. DIETERLE, Executive Vice-President, Treasurer and Chairman of the Board of Directors of the Company. His highest educational degree is a M.S. in Geology obtained from New York University. From 1977 until July 1993, he was Chairman, Treasurer and Executive Vice-President of Franklin Consolidated Mining Company. From 1965 to 1987, he was lecturer in geology at the City University of N.Y. (Hunter Division). Since 1962, he has been a consulting geologist engaged in the geological evaluation of oil and mineral properties. From 1978 until the present, he has been a registered representative with Datek Securities.

     ROBERT RONINGEN, Vice President-Operations and a director, has, for more than the past five years, been engaged in the practice of law as a sole practitioner and is a self-employed consultant geophysicist in Duluth, Minnesota. From 1988 to August 1993, he was an officer and director of Franklin Consolidated Mining Company, Inc. He graduated from the University of Minnesota in 1957 with a B.A. in geology and in 1962 with a degree in Law.

     HORST SCHERP, a director, has been an Associate Professor of Geology at Hunter College of the City of New York since 1963. From 1980 to 1987, he was a Director and geologist for Jeger Oil Corp. Mr. Scherp received a Ph.D in geology from the University of Gottingen, Germany, in 1959.

     JACK V. EVERETT, a director, has been a consulting mining geologist for 25 years, with expertise in all phases of exploration for base and precious metals. Following his 1947 graduation from Michigan State University, he was District Geologist for Pickands Mather & Company on the Cuyuna Iron Range, Minnesota. From 1951 to 1970, he was Chief Geologist and Exploration Manager for W.S. Moore Company, Duluth, Minnesota, an iron mining company with gold and base metal sulfide holdings in the U.S. and Canada.

     Compliance With Section 16(a) of The Securities Exchange Act of 1934

     To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended July 31, 1996.

Item 10. Executive Compensation

     The following table shows all the cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Chief Executive Officer for such period in all capacities in which he served. No other Executive Officer received total annual salary and bonus in excess of $100,000.

                                                   SUMMARY COMPENSATION TABLE

                                                               Long-Term Compensation
                             Annual Compensation           Awards              Payouts
        (a)             (b)     (c)     (d)      (e)        (f)       (g)      (h)       (i)
--------------------  ------- ------- ------- --------   --------- -------- --------- ------
                                              Other      Restrict-                     All Other
                                              Annual     ed Stock              LTIP    Compensa
Name and Principal                            Compen-    Award       Options  Payouts  -tion
 Position               Year  Salary    ($)   sation($)      ($)      SARs      ($)       (i)
--------------------  ------- ------- ------- ---------   --------- -------- --------- ------
Donald W. Wilson       1996   54,029    -0-      -0-         -0-     2,000,000     -0-      -0-
Chief Executive        1995   53,472    -0-      -0-         -0-       -0-         -0-      -0-
Officer                1994   38,371    -0-      -0-         -0-     2,000,000     -0-      -0-
                       1993   25,000    -0-      -0-         -0-       -0-         -0-      -0-

         The following table sets forth information with respect to the Company's Executive Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

  (a)                  (b)            (c)           (d)              (e)
                                 Percent of Total
                                 Options/SARs
                     Options/    Granted to
                     SARs        Employed in    Exercise or Base   Expiration
Name                 Granted     Fiscal Year    Price ($/SH)       Date

Donald W. Wilson   2,000,000     33.3% $           .03             Jan 5, 1998
Gifford Dieterle   2,200,000     36.7% $           .03             Jan 5, 1998
Robert Roningen    1,500,000     25.0% $           .03             Jan 5, 1998
Jack Everett ...     250,000      4.2% $           .03             Jan 5, 1998
Horst Schaap ...      50,000       .8% $           .03             Jan 5, 1998

     The following table sets forth information with respect to the Company's Executive Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

         Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR
  (a)                   (b)             (c)           (d)             (e)
                                                                   Value of
                                                   Number of       Unexercised
                                                   Unexercised     In-the-Money
                                                   Options/SARs    Option/SARs
                                Shares             at FY-End(#)    at FY-End(#)
                                                   Acquired on        Value
Exercisable/      Exercisable/
Name                  Exercise (#)    Realized     Unexercisable   Unexercisable


Donald W. Wilson         -0-               -0-        2,000,000          --
Gifford Dieterle     700,000          $ 49,000        1,500,000          --
Robert Roningen    1,500,000          $105,000              -0-          --
Jack Everett ...         -0-               -0-          250,000          --
Horst Schaap ...         -0-               -0-           50,000          --

     The following table sets forth information with respect to the Executive Officers concerning awards under long term incentive plans during the last fiscal year:

                                                   Estimated Future Payouts
                                                         under Non-Stock
                                                        Price Based Plans
(a)                    (b)            (c)           (d)        (e)      (f)
                                   Performance
                     Number of     or Other
                     Shares,Units  Period Until
                     or Other      Maturation or  Threshold  Target    Maximum
Name                 Rights(#)     Payout         ($ or #)   ($ or #)  ($ or #)
----                 ------------  -------------  ---------  --------  --------

Donald W. Wilson     2,000,000
Gifford Dieterle     2,200,000
Robert Roningen      1,500,000
Jack .Everett          250,000
Horst Schaap            50,000


     Directors are not compensated for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.


Item 11. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners -- The persons set forth on the charts below are known to the Company to be the beneficial owners of more than 5% of the Company's outstanding voting Common Stock as of July 31, 1996.

     (b) Security Ownership of Management -- Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management as of July 31, 1996, is set forth on the charts below.

                  Name of               Amount & Nature
                  Beneficial            of Beneficial              Approximate
Title of Class    Owner                 Ownership 7/31/96(1)       Percentage

Common Stock      Donald W. Wilson          7,851,000                  6.3%

Common Stock      Gifford A. Dieterle       8,641,042                  7.0%

Common Stock      Jack Everett                250,000                   .20%

Common Stock      Robert Roningen           3,083,334                  2.5%

Common Stock      Horst Scherp                    -0-                  0.0%

All Officers and
Directors as a
Group (5)                                  19,825,376                 16.00%

* Less than one percent.

(1)  Supplied by the persons set forth above.

Item 12. Certain Relationships and Related Transactions.

     Between September 1, 1991 and July 31, 1995, the Company and Franklin Consolidated Mining & Milling Company lent to one another on short term basis, small amounts of money for current operations. The Company currently is a creditor of Franklin Consolidated Mining Company in the amount of $9,000.00.

     On January 5, 1996 the Company issued the following options to certain officers and directors. Donald Wilson - option to purchase 2,000,000 shares; Gifford Dieterle - option to purchase 2,200,000 shares; Robert Roningen option to purchase 1,500,000 shares; Jack Everett option to purchase 250,000 shares; Horst Schaap - option to purchase 50,000 shares. All options granted on that date expire on January 5, 1998 and are exercisable at $.035 oer share.

     During fiscal 1993 and 1994, Gifford A. Dieterle an officer and director of the Company, loaned the Company $18,873, which funds were used for operating expenses. There are no specific repayment terms and the loans are interest free. As of July 31, 1996, $9,673 remained outstanding.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

  3.a     Certificate of Incorporation of Company*
  3.b     Amendments to Certificate of Incorporation of Company*
  3.c     By-Laws of Company*
 10.a     Mining Claims*
 10.b     ASARCO Agreement


* Previously filed as an exhibit to the Company's Registration Statement on Form S-18 (SEC File No. 2-86160-NY) filed on or about November 10, 1983, and incorporated herein by this reference.

Reports of Form 8-K

     The Company has filed the following Reports of Form 8-K during the year ended July 31, 1996 with the principal office of the Securities and Exchange Commission in Washington, D.C.:

                                      None.

     Statements contained in this Form 10-KSB as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to this Report or is included in any forms indicated above, each such statement is deemed to be qualified and amplified in all respects by such provisions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              LEADVILLE MINING AND MILLING CORP.


Dated: November   , 1996                      By: /s/ Donald W. Wilson
                                              ------------------------
                                                  Donald W. Wilson, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                   TITLE                     DATE



                           President, Principal               November __, 1996
Donald W. Wilson           Executive Officer and
                           a Director

                           Treasurer and                      November __, 1996
Gifford A. Dieterle        Principal Financial
                           and Accounting
                           Officer and Chairman
                           of the Board of Directors

                           Director                          November __, 1996
Jack Everett


                           Director                          November __, 1996
Robert Roningen


                           Director                          November __, 1996
Horst Scherp

                            SUPPLEMENTAL INFORMATION

     Supplemental  Information  to be Furnished  With Reports Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.



                                 NOT APPLICABLE