Form 10QSB
period 1996-10-31
LEADVILLE MINING & MILLING CORP
filed 1996-12-18
CIK 726845

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB


                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934



For The Three Months Ended October 31, 1996              Commission File Number:

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


  76 BEAVER STREET, NEW YORK, NEW YORK                               10005
(Address of Principal Executive Offices)                           (Zip Code)


Registrant's Telephone Number, Including Area Code            (212)  344-5158


The Number of Shares Outstanding of Common Stock,
  $.0001 Par Value, At October 31, 1996                         131,192,150



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__   No _____

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                OCTOBER 31, 1996


                                     ASSETS

Current Assets:
  Cash .......................................   $    30,819
  Loans Receivable ...........................         8,108
  Prepaid Expense ............................           508
  Other Current Assets .......................           356
                                                 -----------
     Total Current Assets ....................        39,791
                                                 -----------
Property and Equipment (Net of
  Accumulated Depreciation of $340,422) ......     1,361,032

Other Assets:
  Mining Reclamation Bonds ...................        11,000
  Security Deposit ...........................         3,667
                                                 -----------
     Total Other Assets ......................        14,667
                                                 -----------
Total Assets .................................   $ 1,415,490
                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accrued Expenses and Taxes .................   $    79,452
  Loans Payable - Officers ...................         9,673
                                                 -----------
     Total Current Liabilities ...............        89,125
                                                 -----------
Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.0001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 131,192,150 Shares ...........        13,119
  Capital Paid In Excess of Par Value ........     6,303,543
  Deficit Accumulated in the Development Stage    (4,990,297)
                                                 -----------
     Total Stockholders' Equity ..............     1,326,365
                                                 -----------
Total Liabilities and Stockholders' Equity ...   $ 1,415,490
                                                 ===========

     The accompany notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS

                                                                      For The Period
                                                                    September 17,1982
                                                                        (Inception)
                                         Three Months Ended                  To
                                             October 31,               July 31, 1996
                                        ---------------------       -----------------
                                        1996             1995
                                    ---------------  -------------
Revenues:
  Interest Income ...............   $         220    $         323    $     707,614
  Miscellaneous .................            --               --             23,483
                                    -------------    -------------    -------------

    Total Revenues ..............             220              323          731,097
                                    -------------    -------------    -------------

Costs and Expenses:
  Mine Expenses .................          90,001           30,644        1,495,573
  Selling, General and
    Administrative Expenses .....         195,168           46,289        3,749,033
  Depreciation ..................           1,940            1,548          340,422
  Loss on Write-Off of
    Investment ..................            --               --             10,000
  Loss on Joint Venture .........            --               --            101,700
                                    -------------    -------------    -------------

  Total Costs and
     Expenses ...................         287,109           78,481        5,696,728
                                    -------------    -------------    -------------

Loss Before Provision
  For Income Taxes ..............        (286,889)         (78,158)      (4,965,631)

Provision For Income
  Taxes .........................             688            1,900           24,666
                                    -------------    -------------    -------------

Net Loss ........................   $    (287,577)   $     (80,058)   $  (4,990,297)
                                    =============    =============    =============


Net Loss Per Share ..............   $        (.00)   $        (.00)
                                    =============    =============
                                                                                       =============   =============
Average Common Shares Outstanding     130,775,275      111,574,516
                                      ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS

                                                                                     For The Period
                                                            Three Months Ended     September 17, 1982
                                                                October 31,           (Inception)
                                                       --------------------------         To
                                                           1996           1995      October 31, 1996
                                                       -----------    -----------  ------------------
Cash Flow From Operating Activities:
  Net Loss .........................................   $  (287,577)   $   (80,058)   $(4,990,297)
  Adjustments to Reconcile Net Loss to
    Net Cash Used By Operating Activities:
      Depreciation .................................         1,940          1,548        340,422
      Loss on Write-Off of Investment ..............          --             --           10,000
      Loss From Joint Venture ......................          --             --          101,700
      Value of Common Stock Issued For Services ....         3,857         12,000      1,258,302
      Compensation Portion of Options Exercised ....        98,000           --          359,500
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Prepaid Expenses ....        50,900            672           (508)
        (Increase) Decrease  in Other Current Assets          (149)          (315)          (356)
        Increase in Security Deposit ...............          --             --           (3,667)
        Increase (Decrease) in Accrued Expenses
           and Taxes ...............................         9,646        (23,388)        79,452
                                                       -----------    -----------    -----------

Net Cash Used By Operating Activities ..............      (123,383)       (89,541)    (2,845,452)
                                                       -----------    -----------    -----------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment ...............        (2,000)          --       (1,696,953)
  Investment in Joint Venture ......................          --             --         (101,700)
  Investment in Privately Held Company .............          --             --          (10,000)
                                                       -----------    -----------    -----------

Net Cash Used By Investing Activities ..............        (2,000)             0     (1,808,653)
                                                       -----------    -----------    -----------

    The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Continued)

                                                                                 For The Period
                                                        Three Months Ended     September 17, 1982
                                                            October 31,           (Inception)
                                                            -----------               To
                                                        1996           1995     October 31, 1996
                                                        ----           ----     ----------------
Cash Flow From Investing Activities:
  (Increase) Decrease in Loans Receivable .......   $      (200)   $       (32)   $    (8,108)
  Decrease in Loans Payable .....................          --             --             --
  Increase in Loans Payable - Officers ..........          --             --           18,673
  Repayment of Loans Payable - Officers .........          --             --           (9,000)
  Proceeds From Sale of Common Stock ............       121,545         87,500      5,108,372
  Commissions on Sale of Common Stock ...........          --             --           (5,250)
  Expenses of Initial Public Offering ...........          --             --         (408,763)
  Purchase of Certificate of Deposit - Restricted          --             --           (5,000)
  Purchase of Mining Reclamation Bond ...........          --             --           (6,000)
                                                    -----------    -----------    -----------

Net Cash Provided By Financing Activities .......       121,345         87,468      4,684,924
                                                    -----------    -----------    -----------

Increase (Decrease) In Cash and Cash Equivalents         (4,038)        (2,073)        30,819

Cash and Cash Equivalents - Beginning ...........        34,857         11,268           --
                                                    -----------    -----------    -----------

Cash and Cash Equivalents - Ending ..............   $    30,819    $     9,195    $    30,819
                                                    ===========    ===========    ===========

Supplemental Cash Flow Information:
  Cash Paid For Interest ........................   $      --      $      --             --
                                                    ===========    ===========    ===========

  Cash Paid For Income Taxes ....................   $       688    $     1,900    $    24,115
                                                    ===========    ===========    ===========

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock ....................   $    16,797    $     6,050    $    86,582
                                                    ===========    ===========    ===========

Issuances of Common Stock For
  Acquisition of Property and Equipment .........   $     4,500    $      --      $     4,500
                                                    ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1996




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

                       LEADVILLE MINING AND MILLING CORP.

Item I.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         REFERENCE TO ANNUAL REPORT;

         These financial statements should be read in conjunction with the Form 10-KSB for the Quarter ended July 31, 1996 and the 10-QSB for quarter ended April 30, 1996. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1997.


Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FINANCIAL CONDITION:

         As of January 31, 1996, the Company had a negative working capital of $40,334 (defined as current assets less current liabilities) which represents a net decrease in working capital of $3,827 from July 31, 1996. The decrease in working capital resulted from the Company's difficulty in obtaining private financing. As was explained in the Company's 10-KSB, the Company is in a precarious financial condition and there is no assurance whatsoever that the Company will be able to continue as a going concern or that any of its plans with respect to its gold mining properties will come to fruition. The Company, in order to continue its mine program must obtain substantial financing. While management is seeing such financing through joint venture partners, private placement of its shares and other arrangements, there is no assurance that management will succeed therein. It should be emphasized that the Company's financial condition has remained critical since the date of the last 10-KSB and that in order to survive, the Company will need an infusion of capital within the near future.

RESULTS OF OPERATIONS:

         Construction work continued on the Hunter, second exit shaft during this Fiscal quarter. The shaft is now open to the main level. Dividers, ladders and landings are being installed to the bottom of the shaft. Guides to hold the elevator in place are now nearly all installed.

         The Hunter hoist facility is now completed. The electrical generating plant is now finished and operational. The Hunter hoist is fully operational.

         The Hunter third level has been explored and partially rehabilitated. Oxide mineralization was abundant in many locations on this level. The Hunter, fourth level has been explored and partially rehabilitated.

         Resumption of exploration, has commenced with long-hole drilling on the Comstock, seventh level.

PART II


Item 1.  LEGAL PROCEEDINGS

         There are no legal procedures pending against the company

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



                                            LEADVILLE MINING & MILLING CORP.
                                            Registrant


                                            By: /S/ Gifford Dieterle
                                            ------------------------
                                            Gifford Dieterle
                                            Treasurer/Secretary
Date: December 17, 1996