Form 10QSB
period 1997-01-31
LEADVILLE MINING & MILLING CORP
filed 1997-03-27
CIK 726845

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB


                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934



For The Six Months Ended JANUARY 31, 1997                Commission File Number:
                                                                  2-86160-NY

                       LEADVILLE MINING AND MILLING CORP.
             (Exact name of registrant as specified in its charter)


           NEVADA                                               #13-3180530
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


  76 BEAVER STREET, NEW YORK, NEW YORK                               10005
(Address of Principal Executive Offices)                          (Zip Code)


Registrant's Telephone Number, Including Area Code            (212)  344-5158


The Number of Shares Outstanding of Common Stock,
  $.0001 Par Value, At January 31, 1997                        134,061,075
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

Yes __X__  No ______

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                JANUARY 31, 1997
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash ......................................................       $    31,059
  Prepaid Expense ...........................................             1,196
  Other Current Assets ......................................               386
                                                                    -----------
     Total Current Assets ...................................            32,641

Property and Equipment (Net of
  Accumulated Depreciation of $341,638) .....................         1,361,316
                                                                    -----------

Other Assets:
  Mining Reclamation Bonds ..................................            11,000
  Security Deposit ..........................................             3,667
                                                                    -----------
     Total Other Assets .....................................            14,667

Total Assets ................................................       $ 1,408,624
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accrued Expenses and Taxes ................................       $    73,961
  Loans Payable - Officers ..................................             9,673
                                                                    -----------
     Total Current Liabilities ..............................            83,634

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.0001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 134,061,075 Shares ..........................            13,406
  Capital Paid In Excess of Par Value .......................         6,442,893
  Deficit Accumulated in the Development Stage ..............        (5,131,309)
                                                                    -----------
     Total Stockholders' Equity .............................         1,324,990

Total Liabilities and Stockholders' Equity ..................       $ 1,408,624
                                                                    ===========

The accompany notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                         For The Period
                                                                                                        September 17,1982
                                                                                                           (Inception)
                                         Three Months Ended                 Six Months Ended                    To
                                              January 31,                       January 31,             January 31, 1997
                                    ------------------------------    -----------------------------     ----------------
                                         1997             1996            1997              1996
                                    -------------    -------------    -------------    -------------
Revenues:
  Interest Income ...............   $         194    $         176    $         414    $         499    $     707,808
  Miscellaneous .................            --               --               --               --             23,483
                                    -------------    -------------    -------------    -------------    -------------

    Total Revenues ..............             194              176              414              499          731,291
                                    -------------    -------------    -------------    -------------    -------------

Costs and Expenses:
  Mine Expenses .................          73,734           59,475          163,735           90,119        1,569,307
  Selling, General and
    Administrative Expenses .....          66,256           89,679          261,424          135,968        3,815,289
  Depreciation ..................           1,216            1,936            3,156            3,484          341,638
  Loss on Write-Off of
    Investment ..................            --               --               --               --             10,000
  Loss on Joint Venture .........            --               --               --               --            101,700
                                    -------------    -------------    -------------    -------------    -------------

  Total Costs and
     Expenses ...................         141,206          151,090          428,315          229,571        5,837,934
                                    -------------    -------------    -------------    -------------    -------------

Loss Before Provision
  For Income Taxes ..............        (141,012)        (150,914)        (427,901)        (229,072)      (5,106,643)

Provision For Income
  Taxes .........................            --               --                688            1,900           24,666
                                    -------------    -------------    -------------    -------------    -------------

Net Loss ........................   $    (141,012)   $    (150,914)   $    (428,589)   $    (230,972)   $  (5,131,309)
                                    =============    =============    =============    =============    =============


Net Loss Per Share ..............   $        (.00)   $        (.00)   $        (.00)   $        (.00)
                                    =============    =============    =============    =============

Average Common Shares Outstanding     132,804,988      114,299,677      132,612,947      114,649,275
                                    =============    =============    =============    =============

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                     For The Period
                                                          Six Months Ended          September 17, 1982
                                                             January 31,              (Inception)
                                                     ----------------------------         To
                                                        1997             1996       January 31, 1997
                                                     ---------      -------------  ------------------
Cash Flow From Operating Activities:
  Net Loss .......................................   $  (428,589)   $  (230,972)   $(5,131,309)
  Adjustments to Reconcile Net Loss to
    Net Cash Used By Operating Activities:
      Depreciation ...............................         3,156          3,484        341,638
      Loss on Write-Off of Investment ............          --             --           10,000
      Loss From Joint Venture ....................          --             --          101,700
      Value of Common Stock Issued For Services ..         3,858         68,805      1,258,303
      Compensation Portion of Options Exercised ..        98,000           --          359,500
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Prepaid Expenses ..        50,212            672         (1,196)
        (Increase) in Other Current Assets .......          (179)          (145)          (386)
        (Increase) in Security Deposit ...........          --             --           (3,667)
        Increase (Decrease) in Accrued Expenses
           and Taxes .............................         4,155        (63,685)        73,961
                                                     -----------    -----------    -----------

Net Cash Used By Operating Activities ............      (269,387)      (221,841)    (2,991,456)
                                                     -----------    -----------    -----------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment .............        (3,500)        (5,987)    (1,698,453)
  Investment in Joint Venture ....................          --             --         (101,700)
  Investment in Privately Held Company ...........          --             --          (10,000)
                                                     -----------    -----------    -----------

Net Cash Used By Investing Activities ............        (3,500)        (5,987)    (1,810,153)
                                                     -----------    -----------    -----------

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                            For The Period
                                                                 Six Months Ended         September 17, 1982
                                                                    January 31,              (Inception)
                                                           --------------------------             To
                                                               1997          1996         January 31, 1997
                                                           -----------    -----------    ------------------
Cash Flow From Investing Activities:
  (Increase) Decrease in Loans Receivable ..............   $     7,908    $      (749)   $      --
  Increase in Loans Payable - Officers .................          --             --           18,673
  Repayment of Loans Payable - Officers ................          --           (7,000)        (9,000)
  Proceeds From Sale of Common Stock ...................       261,181        235,600      5,248,008
  Commissions on Sale of Common Stock ..................          --             --           (5,250)
  Expenses of Initial Public Offering ..................          --             --         (408,763)
  Combined Purchase of Certificate of Deposit-Restricted          --             --           (5,000)
  Combined Purchase of Mining Reclamation Bond .........          --             --           (6,000)
                                                           -----------    -----------    -----------

Net Cash Provided By Financing Activities ..............       269,089        227,851      4,832,668
                                                           -----------    -----------    -----------

Increase (Decrease) In Cash and Cash Equivalents .......        (3,798)            23         31,059

Cash and Cash Equivalents - Beginning ..................        34,857         11,268           --
                                                           -----------    -----------    -----------

Cash and Cash Equivalents - Ending .....................   $    31,059    $    11,291    $    31,059
                                                           ===========    ===========    ===========

Supplemental Cash Flow Information:
  Cash Paid For Interest ...............................   $      --      $      --             --
                                                           ===========    ===========    ===========

  Cash Paid For Income Taxes ...........................   $       688    $     1,900    $    24,115
                                                           ===========    ===========    ===========

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock ...........................   $    24,297    $    14,250    $    94,082
                                                           ===========    ===========    ===========

Issuances of Common Stock For
  Acquisition of Property and Equipment ................   $     4,500    $      --      $     4,500
                                                           ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.



Item I. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES REFERENCE TO ANNUAL REPORT;

     These financial statements should be read in conjunction with the Form 10-QSB for the Quarter ended October 31, 1996 and Form 10-KSB for quarter ended July 31, 1996. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the six months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1997.


Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FINANCIAL CONDITION:

     As of January 31, 1997, the Company had a negative working capital of $40,993 (defined as current assets less current liabilities) which represents a net increase in working capital of $659.00 from October 31, 1996. As was explained in the Company's 10-KSB, the Company is in a precarious financial condition and there is no assurance whatsoever that the Company will be able to continue as a going concern or that any of its plans with respect to its gold mining properties will come to fruition. The Company, in order to continue its mine pogrom must obtain substantial financing. While management is seeing such financing through joint venture partners, private placement of its shares and other arrangements, there is no assurance that management will succeed therein. It should be emphasized that the Company's financial condition has remained critical since the date of the last 10-KSB and that in order to survive, the Company will need an infusion of capital within the near future.

RESULTS OF OPERATIONS:

     Construction work neared completion on the Hunter, second exit shaft during this Fiscal quarter. The shaft is now open the 7th level. Dividers, ladders and landings are near the bottom of the shaft. Elevator guides are now nearly all installed.

     The Hunter hoist facility is completed and operational. The electrical generating plant is tested and operational.

     The  Hunter   7th  level  is  fully   rehabilitated.   Sulfide   and  oxide
mineralization is abundant on this level.

     Exploration   by  long-hole   drilling  on  the  seventh  level  has  shown
indications of possible large amounts of high grade gold mineralization. Exploration in continuing.

     During this fiscal quarter, the Company began initial, low level mine production. The Company's mill is expected to commence processing ore during the late Spring.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1997
                                   (Unaudited)



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


Date: March 24, 1996