Form 10QSB
period 1997-04-30
LEADVILLE MINING & MILLING CORP
filed 1997-06-16
CIK 726845

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


For the Nine Months Ended April 30, 1997                 Commission File Number:

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


        76 BEAVER STREET, NEW YORK, NEW YORK                    10005
(Address of Principal Executive Offices                       (Zip Code)


Registrant's Telephone Number, Including Area Code          (212) 344-5158


The Number of Shares Outstanding of Common Stock,
  $.001 Par Value, at April 30, 1997                            14,011,818
                                                                ==========


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.



Yes _X_   No __

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                 APRIL 30, 1997
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash                                                              $   48,183
  Loans Receivable                                                       9,131
  Other Current Assets                                                     613
                                                                    ----------
     Total Current Assets                                               57,927

Property and Equipment (Net of
  Accumulated Depreciation of $343,216)                              1,359,738

Other Assets:
  Mining Reclamation Bonds                                              11,000
  Security Deposit                                                       3,667
                                                                    ----------
   Total Other Assets                                                   14,667
                                                                    ----------
         Total Assets                                               $1,432,332
                                                                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accrued Expenses and Taxes                                        $   54,548
                                                                    ----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.0001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 14,011,818 Shares                                       14,012
  Capital Paid In Excess of Par Value                                6,706,284
  Deficit Accumulated in the Development Stage                      (5,342,512)
                                                                    ----------
     Total Stockholders' Equity                                      1,377,784

Total Liabilities and Stockholders' Equity                          $1,432,332
                                                                    ==========


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                                     For The Period
                                                                                                                   September 17,1982
                                                 Three Months Ended                    Nine Months Ended                (Inception)
                                                      April 30,                            April 30,                        To
                                               1997               1996               1997              1996           April 30, 1997
                                           ------------       ------------       ------------       ------------      --------------

   Revenues:
     Interest Income                       $        192       $        205       $        606       $        704       $    708,000
     Miscellaneous                                 --                 --                 --                 --               23,483
                                           ------------       ------------       ------------       ------------      -------------
      Total Revenues                                192                205                606                704            731,483
                                           ------------       ------------       ------------       ------------      -------------

   Costs and Expenses:
     Mine Expenses                               79,510             65,030            243,245            155,149          1,648,817
     Selling, General and
     Administrative Expenses                    130,307             89,634            391,731            225,602          3,945,596
     Depreciation                                 1,578              1,742              4,734              5,226            343,216
     Loss on Write-Off of
     Investment                                    --                 --                 --                 --               10,000
     Loss on Joint Venture                         --                 --                 --                 --              101,700
                                           ------------       ------------       ------------       ------------      -------------

    Total Costs and
        Expenses                                211,395            156,406            639,710            385,977          6,049,329
                                           ------------       ------------       ------------       ------------      -------------

    Loss Before Provision
    For Income Taxes                           (211,203)          (156,201)          (639,104)          (385,273)        (5,317,846)

    Provision For Income
     Taxes                                         --                 --                  688              1,900             24,666
                                           ------------       ------------       ------------       ------------      -------------

     Net Loss                              $   (211,203)      $   (156,201)      $   (639,792)      $   (387,173)      $ (5,342,512)
                                           ============       ============       ============       ============      =============


    Net Loss Per Share                     $       (.02)      $       (.01)      $       (.05)      $       (.03)
                                           ============       ============       ============       ============

    Average Common
    Shares Outstanding                       13,722,543         11,985,083         13,318,502         11,668,346
                                           ============       ============       ============       ============


   The accompanying notes are an integral part of the financial statements.

                                         LEADVILLE MINING AND MILLING CORP.
                                          (A DEVELOPMENT STAGE ENTERPRISE)
                                               STATEMENT OF CASH FLOWS
                                                     (Unaudited)

                                                                                For The Period
                                                                             September 17, 1982
                                                        Nine Months Ended        (Inception)
                                                            April 30,                 To
                                                       1997           1996      April 30, 1997
                                                       ----           ----      --------------
Cash Flow From Operating Activities:
 Net Loss                                         $  (639,792)   $  (387,173)   $(5,342,512)
 Adjustments to Reconcile Net Loss to
 Net Cash Used By Operating Activities:
   Depreciation                                         4,734          5,226        343,216
   Loss on Write-Off of Investment                       --             --           10,000
   Loss From Joint Venture                               --             --          101,700
   Value of Common Stock Issued For Services           43,800         97,665      1,298,245
   Compensation Portion of Options Exercised          123,432           --          384,932
   Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Prepaid Expenses           51,408            672           --
     (Increase) in Other Current Assets                  (406)          (294)          (613)
     Increase in Security Deposit                        --             --           (3,667)
     Increase (Decrease) in Accrued Expenses
        and Taxes                                     (15,258)       (66,345)        54,548
                                                  -----------    -----------    -----------
Net Cash Used By Operating Activities                (432,082)      (350,249)    (3,154,151)
                                                  -----------    -----------    -----------
Cash Flow From Investing Activities:
  Purchase of Property and Equipment                   (3,500)        (5,987)    (1,698,453)
  Investment in Joint Venture                            --             --         (101,700)
  Investment in Privately Held Company                   --             --          (10,000)
                                                  -----------    -----------    -----------
Net Cash Used By Investing Activities                  (3,500)        (5,987)    (1,810,153)
                                                  -----------    -----------    -----------


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                                                         For The Period
                                                                                                       September 17, 1982
                                                                         Nine Months Ended                (Inception)
                                                                             April 30,                         To
                                                                      1997                1996           April 30, 1997
                                                                      ----                ----           --------------
Cash Flow From Financing Activities:
  (Increase) Decrease in Loans Receivable                        $    (1,223)         $      (849)         $    (9,131)
  Increase in Loans Payable - Officers                                  --                   --                 18,673
  Repayment of Loans Payable - Officers                               (9,673)              (7,000)             (18,673)
  Proceeds From Sales of Common Stock                                450,131              408,255            5,436,958
  Proceeds From Exercise of Option                                     9,673                 --                  9,673
  Commissions on Sale of Common Stock                                   --                   --                 (5,250)
  Expenses of Initial Public Offering                                   --                   --               (408,763)
  Purchase of Certificate of Deposit - Restricted                       --                   --                 (5,000)
  Purchase of Mining Reclamation Bond                                   --                   --                 (6,000)
                                                                 -----------          -----------          -----------

Net Cash Provided By Financing Activities                            448,908              400,406            5,012,487
                                                                 -----------          -----------          -----------

Increase In Cash and Cash Equivalents                                 13,326               44,170               48,183

Cash and Cash Equivalents - Beginning                                 34,857               11,268                 --
                                                                 -----------          -----------          -----------

Cash and Cash Equivalents - Ending                               $    48,183          $    55,438          $    48,183
                                                                 ===========          ===========          ===========

Supplemental Cash Flow Information:
  Cash Paid For Interest                                         $         0          $         0          $         0
                                                                 ===========          ===========          ===========

  Cash Paid For Income Taxes                                     $       688          $     1,900          $    24,115
                                                                 ===========          ===========          ===========

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                                     $    35,765          $    34,700          $   105,550
                                                                 ===========          ===========          ===========

Non-Cash Investing Activities:
  Issuances of Common Stock For Acquisition
    of Property and Equipment                                    $     4,500          $      --            $     4,500
                                                                 ===========          ===========          ===========


The accompanying notes are an integral part of the financial statements

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 1997
                                   (Unaudited)

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

                       LEADVILLE MINING AND MILLING CORP.

Item I. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES REFERENCE TO ANNUAL REPORT;

     These financial statements should be read in conjunction with the Form 10-QSB for the Quarter ended January 31, 1997 and Form 10-QSB for quarter ended October 31, 1996. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the six months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1997.


Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FINANCIAL CONDITION:

     As of April 30, 1997, the Company had a positive working capital of $4,379.00 (defined as current assets less current liabilities) which represents a net increase in working capital of $44,372 from January 31, 1997. As was explained in the Company's 10-KSB, the Company is in a precarious financial condition and there is no assurance whatsoever that the Company will be able to continue as a going concern or that any of its plans with respect to its gold mining properties will come to fruition. The Company, in order to continue its mine program must obtain substantial financing. While management is seeing such financing through joint venture partners, private placement of its shares and other arrangements, there is no assurance that management will succeed therein. It should be emphasized that the Company's financial condition has remained critical since the date of the last 10-KSB and that in order to survive, the Company will need an infusion of capital within the near future.

RESULTS OF OPERATIONS:

     Rehabilitation continued on the Hopemore 5th and 7th Levels. Exploratory drilling in so called "B" zone revealed the presence of high-grade gold and silver mineralization of unknown quantity. Exploration is continuing. A great effort was initiated to control the anticipated seasonal run-off and infiltration of snow, melt water into the mine. This was partially successful.

     The Company has hired a mill-man whose duties are to commence pilot milling at the Company's mill plant. Initial mill feed will be low-grade gold bearing tailings and base-metal bearing exploratory ore. As the B-Zone is further evaluated (successfully) high grade ore from this location will be processed exclusively.

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

                                          LEADVILLE MINING & MILLING CORP.
                                                     Registrant

                                          By:  /s/ Gifford Dieterle
                                               -----------------------
                                               Gifford Dieterle
                                               Treasurer/Secretary


Date: June 15, 1997