Form 10KSB
period 1997-07-31
LEADVILLE MINING & MILLING CORP
filed 1997-11-13
CIK 726845

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-13078

                       LEADVILLE MINING AND MILLING CORP.
                 (Name of Small business issuer in its charter)

        State of Nevada                                          13-31805030
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

       76 Beaver Street
      New York, New York                                            10005
    (Address of principal                                         (Zip Code)
      executive offices)

     Issuer's telephone number: (212) 344-5158

Securities registered under Section 12(b) of the Exchange Act: none
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per
                                                               share

Check mark whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $2,063

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($.78125) and asked ($.84375) price of the issuer's Common Stock as of November 7, 1997 was $10,073,670, based upon the average between the closing bid and asked price ($.8125) multiplied by the 12,398,363 shares of the issuer's Common Stock held by non-affiliates as of November 7, 1997. (In computing this number, issuer has assumed all holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 7, 1997: 14,380,900.

                DOCUMENTS INCORPORATED BY REFERENCE See Item 13.

         Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                       LEADVILLE MINING AND MILLING CORP.
                                   Form 10-KSB

PART I                          Table of Contents                          Page
------                          -----------------                          ----

Glossary                                                                   (iii)

Item 1.             Description of Business                                  1

Item 2.             Description of Properties                                2

Item 3.             Legal Proceedings                                        9

Item 4.             Submission of Matters to a Vote of                      10
                    Security Holders
Part II
-------

Item 5.             Market for Company's Common                             10
                    Equity and Related Stockholder Matters

Item 6.             Management's Discussion and Analysis of                 11
                    Financial Condition and Results of Operations

Item 7.             Financial Statements                                    14

Item 8.             Changes in and Disagreement with Accountants            14
                    on Accounting and Financial Disclosure

Part III
--------

Item 9.             Directors, Executive Officers, Promoters                14
                    and Control Persons; Compliance with
                    Section 16(a) of the Exchange Act.

Item 10.            Executive Compensation                                  16

Item 11.            Security Ownership of Certain Beneficial                17
                    Owners and Management

Item 12.            Certain Relationships and Related Transactions          18

Item 13.            Exhibits and Reports on Form 8-K                        19

Signatures                                                                  20

Supplemental Information                                                    21

Financial Statements                                                       F-1

                           GLOSSARY OF TECHNICAL TERMS
                           ---------------------------

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

Contact Metamorphic
Type of Deposit:         Where minerals  result from ion exchange or replacement
                         between an intrusive igneous rock and a host rock.

CuSO4:                   Copper Sulfate.

Feeder Veins:            Small veins.

Floatation Plant:        Mechanical  system which  separates  valuable  minerals
                         from rock powder using chemical solutions.

Gravity Plant:           Mechanical  system which  separates  valuable  minerals
                         from rock powder using the force of gravity for separation.

Hydrometallurgical
Plant: A smelter which reduces sulfide faults converging from different directions.

Leadville Dolomite:      Name  of  a  specific   limestone   bed  in  Leadville,
                         Colorado.

Leadville Silver
Gold Process:            Generally similar to the Sherrit Gordon process whereby
                         chemicals are used to produce oxides and sulfates of zinc.

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

Rhyolite                 An  igneous  rock  (rhyolite) which has  been fractured
Agglomerate:             (crushed) and recemented.

Sherrit                  Hydrometallurgical method of processing (smelting) zinc
Gordon Process:          concentrates into oxides and sulfates.

Shockwork Breccia:       Earth's  crust  broken by two or more sets of  parallel
                         faults converging from different directions.

Silica Stope:            Name of a mine location in the Hopemore mine.

Square Setting:          A system of  timbering a tunnel or opening  underground
                         to prevent cave-in.

Stockwork:               Ore,  when  not in  strata  or in  veins  but in  large
                         masses, so as to be worked in chambers or in large blocks.

Unpatented Claim:        Mineral land owned by the  government and rented for an
                         annual fee.

ZNSO4:                   Zinc Sulfate.

                                     PART I
                                     ------


Item 1.  Description of Business

     Leadville Mining and Milling Corp. (the "Company") was incorporated in the state of Nevada in February 1982. The Company owns rights to property located in the California Mining District, Lake County, Colorado and plans to engage in the business of mining and milling gold and other minerals from its properties. At present, there is no assurance that a commercially viable ore body exists in any of the Company's properties until further systematic underground sampling or core drilling is done, and a final feasibility study based upon the results is concluded. The future of the Company is dependent upon the Company's properties producing gold, silver, lead and zinc in sufficient quantities so that the Company will be a commercially viable entity. A description of the mining claims owned by the Company is contained in "Item 2. Description of Properties."

     During the past year, the Company completed the re-building of the second exit for the Hunter shaft, the headframe and the hoisting facility.

     At this time, assuming that the Company is able to obtain adequate funding (see "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources"), management believes that the Company's Hopemore-Comstock, Hunter and Penn Groups may be explored with positive results. If ore is discovered in sufficient quantity it could be processed at the Company's custom mill which is prepared to process ores at a rate of 180 tons per day; expandable to 300 tons per day as required; or at the ASARCO Black Cloud Mill by agreement (the "ASARCO Agreement"). Management has signed an agreement whereby milling may be performed by ASARCO Incorporated ("ASARCO") at ASARCO's Black Cloud Unit. All activity at the mine or mill would be performed by persons employed by the Company. Since September 1, 1997, the ASARCO Agreement, by its terms, is terminable by either party upon 60 day's written notice. Notwithstanding the foregoing, the Agreement shall not be extended beyond June 30, 2000. See "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     In the event that sufficient ore is discovered and processed, concentrates of metallic minerals containing gold (AU), silver (AG), Lead (PB), zinc (ZN) and copper (CU) would be processed (smeltered) at ASARCO's smelter in East Helena, Montana or, other possible smelters in the United States or Canada.

     The Mine Safety Health Administration requires that all underground mines have at least two shafts that communicate with mine operating areas. During fiscal 1997, the second exit of the Hunter shaft was completed. The Company commenced exploration of potential mineral horizons on the seventh level, including gold-bearing minerals in the "B-Zone" and other locations associated with the #4 vein. In the Summer of 1997, long-hole drilling at the B-Zone location resulted in the discovery of an area of mineralization. Minerals located were discovered in the lower part of the Parting Quartzite in it's shaly member. Management believes, based on initial long hole drilling results, that mineralization extends both upward into the Dyer dolomite and downward into the Manitou dolomite. Drilling resulted in a preliminary average grade of 1.29 oz. gold per ton in a small portion of the mineralized zone.

     In the event that ore is discovered in sufficient quantity, it is estimated that the cost to establish a viable mining and milling operation capable of up to 180 tons per day on a continuous and long term basis, will require approximately $250,000 in capital. These funds would be applied towards the continued exploration for minerals in the B-zone and other locations. There can be no assurance that sufficient ore will be discovered, that extraction will be economically feasible or that additional funding can be obtained, if necessary (see "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

Employees

     As of July 31, 1997, the Company has 10 full time employees, consisting of two executive officers, six mine laborers and two administrative personnel.


Item 2.  Description of Properties

     The Company owns the following mining claims, all of which are located in California Mining District, Lake County, Colorado.

                                 Patented Claims

                                                         Type         Percent Of
Name                     Claim No.      Acreage        Of Claim       Ownership
----                     ---------      -------        --------       ---------
Belle Placer              02778         120.860         Placer           62.5
Pueblo (et al [6])        12718          36.534         Lode             75.0
Chicago                   01295          10.020         Lode             50.0
New York                  01294          10.140         Lode             50.0
Mikado                    08015           9.250         Lode            100.0
Little Bertha             00504           8.380         Lode             3/8
Free America #2           01177           4.210         Lode             3/4
Emma                      00756           8.270         Lode             3/8
Colman                    09747           1.446         Lode            44/50
Little Galesburg          01176           6.000         Lode             1/8
Highland Chief            00429           2.097         Lode            100.0
Robert Burns              00538           9.859         Lode            100.0
Highland Mary             00539           6.600         Lode            100.0

President                 08942           6.900         Lode             1/16
J.G. Fraction             13251           1.727         Lode            31/96
Ballard                   00589           3.190         Lode            23/144


                                Unpatented Claims

                          Book/                         Type          Percent Of
Name                      Page No.      Acreage       Of Claim         Ownership
----                      --------      -------       --------         ---------

Columbine                 437/180         7.310         Lode            100.0
Judy                      437/181        17.990         Lode            100.0
New Comstock #1           433/191        20.661         Lode            100.0
New Comstock #2           433/191        20.661         Lode            100.0


     The Company additionally owns 20.73 acres located in the same area, namely, the California Mining District, Lake County, Colorado on which its mill site for processing of ore is located.

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

     The mill is a 180 ton per day flotation gravity plant. The Company has purchased an additional ball mill of 120 tons per day capacity that is at the mill site and ready to be installed. The plant would have total capacity of 300 tons per day when the second mill has been put into place.

     The plant is situated on a 20.73 acres mill site and has an approved tailings disposal location. The plant has been pilot tested and is ready for production. All necessary permits to operate have been granted.

     Construction of the mill began in 1987 and was completed in August of 1989. It was the Company's intent to do fee-milling for other companies while the federally-mandated construction of the mine second exit was in progress. However, the recession in the mining industry, which the Company could not predict, and the resulting lower metal prices essentially eliminated the possibility of custom milling. The mill is on a stand-by basis and has been since its completion. The Company has discussed custom milling with many potential shippers of ore, but transportation costs from any mines not in the Leadville District have proved to be prohibitive. The Company anticipates that this mill will be able to process both sulfide and oxide minerals. The ASARCO mill will process sulfide minerals only. (see "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources"). The ASARCO agreement is still in effect. Should it terminate, the Company believes that its own mill can handle all minerals mined.

The Company has hired a mill-man whose duties are to operate the Company's mill plant. Initial mill feed will be low-grade gold bearing tailings and base-metal bearing exploratory ore. As the B-Zone is further evaluated, if drilling results are favorable, high grade ore from this location will be processed exclusively. The mill has processed approximately 600 tons of material from old tailing piles and recovered 20 to 30 ounces of gold, with unknown amounts of silver and lead. The mill is now in a condition whereby it can efficiently recover gold, silver and lead from newly mined high grade ore.

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

Mineralized Material

Tons            Au in OPT      Ag in OPT        %PB         %ZN          %Cu
----            ---------      ---------        ---         ---          ---

121,200           0.178           8.63          3.98        12.2         0.35


[Donald Wilson, August 14, 1989, Report on Properties of Leadville Mining & Milling Corp. Donald Wilson, February, 1994, Ore Reserves on Properties of Leadville Mining & Milling Corp. Mr. Wilson is the President of the Company.]


                                     GEOLOGY

                               Exploration Targets

Hopemore Mine Exploration Target

     The Hopemore area has been mined from the Ibex No. 7 level. The lower host rocks of the Manitou and Dyer formations are thought to remain unexplored. The mineralized zones are commonly controlled by steep sulfide veins. Four veins have been identified which could feed replacement mineral bodies in these underlying formations. The potential mineral bodies are massive sulfide and could contain between 25,000 to 80,000 tons each of mineralized material. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993, Page 7].

     The Company's holdings in the Hopemore area are in a location that should have good ground preparation for vein deposits. Vein mineralization is not limited to specific host rocks and may form minable bodies of mineralization. The veins in the gold belt of the Leadville district are generally low in base metals and higher in quartz and precious metals. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993, Page 7]. The expected tonnage from veins would be 5,000 to 25,000 tons of mineralized material. [Emmons, et. al., 1927.Fig.98,99]

Penn Group Explorations Targets

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

     In the adjacent mine, massive sulfide replacement bodies are often found next to bodies of rhyolite agglomerate, which is also known locally as Fragmental Porphyry. The Fragmental Porphyry is thought to form breccia pipes that were formed during the late stages of mineralization and were reamed out centrally to form mineralizing conduits. In numerous cases, magnetite is found peripheral to the massive sulfide deposits. Pyrite veins in the magnetite often carry high gold contents. Within the Leadville Mining District northeast trending veins are generally the best feeders for the massive sulfide blanket deposits. The White Prince Vein which is mapped north of the Penn Group property is northeast trending and on Johnasing's maps is correlated with the Pilot Fault.

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

Mineralized Material

Tons           Au in OPT      Ag in OPT        %PB          %ZN          %Cu
----           ---------      ---------        ---          ---          ---

121,200          0.178           8.63          3.98         12.2         0.35

80,000 tons of this total is based upon representations by Hopemore Mining Co. at cessation of mining activities in 1913. Another 30,000 tons is represented by the 640 "Zinc Stope" which is accessed by the 740 service raise and is above the Hopemore sixth level (old Ibex 7th Level). Other quantities of unknown size are assigned to seven other areas for which dimensions are unknown.

     The B-Zone Mineral Bedded structure which is of unknown size and situated in the Parting Quartzite, Manitou and Dyer limestones assayed 1.29 ounces of gold and 5.00 ounces of silver per ton across a width of 35 feet. The total thickness of the zone drilled of this bed is 17 feet. [Donald L. Wilson, Report on the Properties of Leadville Mining & Milling Corp. August 14, 1989 P. 25. Scott Hazlitt, Evaluation of the Properties of Leadville Mining & Milling. Mr. Wilson is the President of the Company; and the initial results from the 1997 long hole drilling Program.]

                        Location Of Mineralized Material

   Tons     Area                    Au          Ag       Pb       Zn        Cu
   ----     ----                   ----        ----     ----     ----      ----

      #4 Vein 7 Level

   300  N 1/2 Block 428            0.14        8.4      2.65      4.40     0.55
   300  S 1/2 Block 428            0.40       16.0
   600  S 1/2 Block 441            0.11        9.2      1.95      7.90     1.30

      #4 Vein 6 Level

   100  N 1/2 Block 428            0.78       45.90     2.40      4.10     0.70
   400  N 1/2 Block 428            0.16       13.20     2.10      4.70     0.35

      #4 Vein (North Split)

   600  N 1/2 Block 428            0.15       15.10     2.35      3.30     0.40
   200  N 1/2 Block 428            0.36       23.70     2.10      4.10     0.46

      7 Level "B" Zone

 3,173      Replacement
            Minerals
            B-Zone                 1.29        5.00     0.50      0.50     0.97

      6 640 Stope Area

17,325  Blocks 440,
                441                0.092       5.80     3.95     16.20     0.40

      7 Level

 3,200  Block 475                  0.11        9.70     4.25     16.00     0.35

      6 Level

   500  Block 475                  0.26        4.30     2.50      6.00     0.30

      #4 Vein 5 Level

   300  S 1/2 Block 430 and
            N 1/2 Block
              441                  0.07        9.10     1.55      2.90     6.30
--------------------------------------------------------------------------------
   121,200  Total                  0.178       8.63     3.98     12.20     0.35

[Donald L. Wilson, Report on the Properties of Leadville Mining & Milling Corp. August 14, 1989. Mr. Wilson is the President of the Company.]


Weston Fault Massive Sulfide Exploration Targets

     The Weston fault forms the western boundary of the down-dropped block which contains the deposits or the Black Cloud mine south and east of the Company's properties. The Hopemore-Hunter workings are separated from the Penn Group by the Weston fault which, has had a complex history of movement. Early compressional tectonics are believed to have resulted in minor over thrusting and drag folding, possibly similar to that along the Tucson Main Fault on Iron Hill. Later normal faulting resulted in a near vertical structure with the east side down faulted. These two episodes of movement are believed to have produced two strands of the Western Fault. The ground between the two strands of the fault should have undergone good ground preparation and may contain the favorable carbonate section for massive sulfide blanket mineralization. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993, Page 8].

Weston Fault Stockwork Breccia Exploration Targets

     Along the southern strike of the Weston fault zone, intersecting faults have hosted stockwork breccia zones that contain precious metals and are low in sulfides. The Antioch mine produced a silicious gold ore contained in a broken and brecciated porphyry body between two fault strands. Another similar stockwork breccia zone is known as the South Ibex stockwork or Capital stope that contained approximately 250,000 tons of ore. There are two strands of the Weston fault on the Company's property. The strike length controlled is from 1,400-1,600 feet. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993, Page 9]

     Management believes that stockwork mineralization along the intersection of the Ibex No. 4 vein and the Weston fault is a good target [Thompson's Magnetic Anomaly Map (1990), Johansing, Page 9]. The stockwork mineralization could be hosted by porphyries and could range in size from 50,000 to 500,000+ tons of mineralized material. [Scott Hazlitt, Evaluation of the Properties of Leadville Mining & Milling Corp., January 1993. Chapman and Stevens, 1929, Colorado Mineral Survey; Leadville District and Adjoining Territory.] Several veins may intersect the Weston fault and more than one stockwork body on each strand of the fault is a possibility [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993, Page 9].

Planned Exploration

     An exploration program has been underway which consists of drilling a number of mineral targets in the B-Zone of the Hopemore area. Other planned targets for fiscal 1998 are listed below:

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

[Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993, Pages 9-10; Thompson's Magnetic Anomaly Map (1990), Johansing, Pages 5-12].

     Long hole and core drilling will continue on the B-Zone location on levels 5, 6, 7, 8 to determine the magnitude and shape of this mineral structure. The Weston Fault and #4 vein juncture also will be probed by tunnel and core drilling. The estimated cost of this exploration is $141,000 and time required, assuming adequate funding, will be approximately 12 months. See "Part II, Item
6. Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources."

Item 3.  Legal Proceedings

     The Company is not presently a party to any material litigation. In June 1996, the Company commenced an action against Franklin Consolidated Mining Company, Inc. ("Franklin") to recover certain funds advanced by the Company to Franklin in connection with expenses related to shares office space. The Company and Franklin entered into a settlement agreement in July 1996, pursuant to which the Company agreed to accept $18,000 as full payment for funds due. As of July 31, 1997, the Company had received all $18,000 under the settlement agreement.

Item 4.  Submission of Matters to a Vote of Securityholders

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1997.


                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     (a) Marketing Information -- The principal U.S. market in which the Company's common shares (all of which are of one class, $.0001 par value Common Stock) are traded or will trade is in the over-the-counter market (Bulletin Board Symbol: "LMMI"). The Company's stock is not traded or quoted on any Automated Quotation System.

     The following table sets forth the range of high and low bid quotes of the Company's Common Stock per quarter for the past two fiscal years and the first quarter of fiscal 1998 as reported by the OTC Bulletin Board (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessary represent actual transactions).

                          MARKET PRICE OF COMMON STOCK

Quarter Ending                        High and Low Bid
--------------                        ----------------

October 31, 1997                    1.07            .75
July 31, 1997                       1.1875          .75
April 11, 1997 through
  April 30, 1997                    1.3125          .375
February 1, 1997  through
  April 10, 1997                     .115           .06
January 31, 1997*                    .135           .08
October 31, 1996*                    .16            .10

July 31, 1996*                       .15            .10
April 30, 1996*                      .19            .11
January 31, 1996*                    .205           .075
October 31, 1995*                    .11            .08

----------
* Prior to a reverse split of the Company's Common Stock on a one-for-ten basis effected on April 11, 1997.

     (b) Holders -- The approximate number of recordholders of the Company's Common Stock, as of November 3, 1997 amounts to 1,517 inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding is 14,831,680 as of November 3, 1997.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Fiscal 1997 Compared to Fiscal 1996

     Results of Operations

     During the fiscal year ended July 31, 1997, the Company continued activity at its gold/silver/base metal mining project in Colorado. The effort was mainly concentrated on rehabilitating the second exit, Hunter shaft and installing a new hoist. At the present time, the Company has not received revenue from its operations although it has expended considerable sums for the development of its proposed mining and milling operation. (See "Liquidity and Capital Resources").

     Completion of the Hunter shaft was followed by exploration of the B-Zone by long hole drilling on the Hopemore levels 5, 6, 7 and 8 and, if economic minerals are discovered, extraction will soon follow. A cross-cut will also be driven north from the 8th level to explore minerals believed associated with the Weston fault #4 vein juncture where a possible, large ore body may exist. If economic minerals eventually are discovered, core drilling will follow to determine size, shape and grade of the discovery. These exploration projects will require approximately 12 months (after funding) and cost approximately $177,250.

     The Company has approximately 121,000 tons of mineralized material containing specified amounts of gold, silver, lead, zinc and copper. Possible drill target potential as indicated by Scott Hazlett, Consulting Geologist, ranges up to 5,000,000 tons of mineralized material. The Company to date, has completed partial exploration of the Hopemore 7th level by cross-cut, raise, drift, and core drill. Stopes, ore chutes, ore passes and loading facilities are completed and operational. Assuming adequate funding, the Company is prepared to enter into a development program and will, if sufficient mineralized material is discovered and extraction is determined to be economically feasible, develop and mine the property.

     If sufficient ore is discovered, the Company would commence mining and milling at a rate of up to 150 to 180 tons per day and gradually increase the tonnage as conditions would allow. It is understood that in order to realize a mill capacity of 300 tons per day the Company should explore and develop a two year supply of proven ore (225,000 tons). In order to execute the exploration project, a capital investment of approximately $192,250 would be required.

     With regard to all estimates of mineral tonnage, further geologic work is required before the Company can conclude that commercially viable ore deposits exist.

     The Company generated no revenues from operations during the fiscal years ended July 31, 1997 and 1996. There were de minimis non-operating revenues during these periods of $2,063 and $960, respectively. Costs and expenses decreased by approximately 15.6% from fiscal 1996 to fiscal 1997. Mine expenses increased by $80,581 (approximately 33.9%) from 1996 ($237,560) to 1997
($318,141). The increase in mine expenses resulted primarily from expanded work at the mine. Selling, General and Administrative expenses decreased by $227,327 (approximately 32.0%) from 1996 ($709,707) to 1997 ($482,380) primarily due to a decrease in the cost of raising capital. As a result, the Company's net loss for 1997 was $805,496, which was $150,547 (approximately 15.7%) less than its 1996 loss of $956,043.

     Liquidity and Capital Resources

     As of July 31, 1997, the Company's current liabilities exceed its current assets by a ratio of approximately 1.6 to 1 and the Company had a working capital deficiency of $21,598. Therefore, the Company can only continue as a going concern in the event that it obtains additional capital. As noted above, management anticipates that it will need at least $972,250 to become commercially operational on a reduced scale and begin generating revenues from operations. To obtain such funding, management intends to raise additional capital through the sale of its securities and/or debt financing.

     Specific plans to obtain financing for a full scale mining and milling operation will most likely include a combination of one or more of the following:

     1. Private placements of the Company's securities to institutions; private individuals and investment groups. During fiscal 1997, the Company raised approximately $566,231 through the sale of common stock. These investments have enabled the Company to complete the Hunter shaft, test the mill and do core drilling.

     2. A working arrangement with a mining company pursuant to which the Company would mine and the other company would mill, smelt and market the products. Under these conditions, the Company's cost would be concentrated on the mining effort only. The Company currently has such an agreement with ASARCO. The ASARCO agreement ran for an initial two-year term and, since September 1, 1997, the Agreement is cancelable by either party on 60 day's written notice. Notwithstanding the foregoing, the Agreement would not extend beyond June 30, 2000. Pursuant to the Agreement, the Company would deliver metallic minerals to the ASARCO mill site six miles southeast of Leadville, Colorado. The price for the material would be based upon the London Metals Exchange market price, less certain deductions for treatment and impurities. In the event the ASARCO Agreement is canceled, the Company believes that its mill has flotation capacity to process sulfide ores.

     Assuming that the Company is able to obtain funds from one or more of the above sources, planned activities over the next year, in order of priority, are as follows:

                                                            Estimated Time Required
                                                           to Complete (or Operating
                                                              Time - Production),
                  Activity                 Estimated Cost      Assuming Funding
                  --------                 --------------      ----------------
(a) Develop B-zone mineral structure
      in preparation for mining and
      tunnel to Hunter Shaft                  $144,000            12 Months

(b) Drive tunnel to Weston fault
      mineral structure - develop.             $33,250             6 Months

(c) Develop B-Zone minerals                    $15,000             1 Month

(d) Operate Mine & Mill                       $600,000             6 Months

     Aside from the above planned activities, the Company's basic administrative capital needs (e.g. rent, salaries, utilities, etc.) are approximately $15,000 per month. Management has been funding these basic requirements and hopes to continue to fund these requirements through the private sale of its Common Stock. During the year ended July 31, 1997, the Company obtained approximately $566,231 from the private sale of Common Stock.

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

Item 7.  Financial Statements.

     For the Financial Statements required by Item 7 see the Financial Statements included elsewhere in this Form 10-KSB.

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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                          INDEX TO FINANCIAL STATEMENTS
                       FILED WITH THE ANNUAL REPORT OF THE
                             COMPANY ON FORM 10-KSB



                        FOR THE YEAR ENDED JULY 31, 1997



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

BALANCE SHEET AS OF JULY 31, 1997, LEADVILLE MINING AND MILLING CORP.

STATEMENT OF OPERATIONS FOR THE YEARS ENDED JULY 31, 1997 AND JULY 31, 1996, AND FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1997, LEADVILLE MINING AND MILLING CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1997, LEADVILLE MINING AND MILLING CORP.

STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 1997 AND JULY 31, 1996, AND FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1997, LEADVILLE MINING AND MILLING CORP.

NOTES TO FINANCIAL STATEMENTS


                         ------------------------------


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

WG  Wolinetz, Gottlieb & Lafazan, P.C.                    5 North Village Avenue
&L  ----------------------------------                          Rockville Centre
       Certified Public Accountants                               New York 11570
                                                                  (516) 536-0770
                                                             Fax: (516) 536-5753


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------

To The Board of Directors & Shareholders of
Leadville Mining and Milling Corp.

We have audited the accompanying balance sheet of Leadville Mining and Milling Corp. (A Development Stage Enterprise) as of July 31, 1997, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended July 31, 1997 and for the period September 17, 1982 (Inception) to July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leadville Mining and Milling Corp. (A Development Stage Enterprise) as of July 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended July 31, 1997 and for the period September 17, 1982 (Inception) to July 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses through July 31, 1997 and has a working capital deficiency of $21,598 at July 31, 1997 that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          /s/ WOLINETZ, GOTTLIEB & LAFAZAN, P.C.
                                              WOLINETZ, GOTTLIEB & LAFAZAN, P.C.


Rockville Centre, New York
October 16, 1997

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                  JULY 31, 1997


                                           ASSETS

Current Assets:
  Cash                                                              $    27,510
  Loans Receivable                                                        5,826
  Other Current Assets                                                      976
                                                                    -----------
     Total Current Assets                                                34,312

Property and Equipment (Net of
  Accumulated Depreciation of $344,832)                               1,360,819
                                                                    -----------

Other Assets:
  Mining Reclamation Bonds                                               11,000
  Security Deposit                                                        3,667
                                                                    -----------
   Total Other Assets                                                    14,667
                                                                    -----------
Total Assets                                                        $ 1,409,798
                                                                    ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accrued Expenses and Taxes                                        $    55,910
                                                                    -----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 14,380,900 Shares                                        14,381
  Capital Paid In Excess of Par Value                                 6,847,723
  Deficit Accumulated in the Development Stage                       (5,508,216)
                                                                    -----------
     Total Stockholders' Equity                                       1,353,888
                                                                    -----------
Total Liabilities and Stockholders' Equity                          $ 1,409,798
                                                                    ===========



The accompany notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS



                                                                For The Period
                                       For The Year Ended     September 17, 1982
                                              July 31,           (Inception)
                                   --------------------------        To
                                       1997            1996     July 31, 1997
                                   -----------    -----------   -------------
Revenues:
  Interest Income                  $       840    $       960    $   708,234
  Miscellaneous                          1,223           --           24,706
                                   -----------    -----------    -----------

    Total Revenues                       2,063            960        732,940
                                   -----------    -----------    -----------

Costs and Expenses:
  Mine Expenses                        318,141        237,560      1,723,713
  Selling, General and
    Administrative Expenses            482,380        709,707      4,036,245
  Depreciation                           6,350          8,344        344,832
  Loss on Write-Off of
    Investment                            --             --           10,000
  Loss on Joint Venture                   --             --          101,700
                                   -----------    -----------    -----------

  Total Costs and
     Expenses                          806,871        955,611      6,216,490
                                   -----------    -----------    -----------

Loss Before Provision
  For Income Taxes                    (804,808)      (954,651)    (5,483,550)

Provision For Income
  Taxes                                    688          1,392         24,666
                                   -----------    -----------    -----------

Net Loss                           $  (805,496)   $  (956,043)   $(5,508,216)
                                   ===========    ===========    ===========


Net Loss Per Share                 $      (.06)   $      (.08)
                                   ===========    ===========

Average Common Shares Outstanding   13,535,361     11,858,172
                                   ===========    ===========


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1997

                                                                                                        Deficit
                                                                                                      Accumulated
                                                           Common Stock              Capital Paid       In The
                                                    ---------------------------      In Excess of     Development
                                                      Shares           Amount         Par Value          Stage             Total
                                                    ----------       ----------       ----------       ----------        ----------
Balance
  September 17, 1982
  (Inception)                                              -0-       $       -0-      $      -0-      $       -0-         $      -0-

Initial Cash
  Officers - At $.001 Per Share                      1,575,000            1,575             --               --               1,575

  Other Investors -
    At $.001 Per Share                               1,045,000            1,045             --               --               1,045

Initial - Mining Claims                                   --
  Officer - At $.002 Per Share                         875,000              875              759             --               1,634

Common Stock Issued For:
  Cash At $.50 Per Share                               300,000              300          149,700             --             150,000

Net Loss                                                  --               --               --             (8,486)           (8,486)
                                                    ----------       ----------       ----------       ----------        ----------

Balance - July 31, 1983                              3,795,000            3,795          150,459           (8,486)          145,768

Common Stock Issued For:
  Cash Pursuant to Initial Offering
  At $1.50 Per Share, Net of
  Offering Costs of $408,763                         1,754,741            1,755        2,221,594             --           2,223,349

Net Income                                                --               --               --             48,890            48,890
                                                    ----------       ----------       ----------       ----------        ----------

Balance - July 31, 1984                              5,549,741            5,550        2,372,053           40,404         2,418,007

Net Income                                                --               --               --             18,486            18,486
                                                    ----------       ----------       ----------       ----------        ----------

Balance - July 31, 1985                              5,549,741            5,550        2,372,053           58,890         2,436,493

Common Stock Issued For:
  Mineral Lease At $1.00 Per Share                         100             --                100             --                 100

Net Income                                                --               --               --              4,597             4,597
                                                    ----------       ----------       ----------       ----------        ----------

Balance - July 31, 1986                              5,549,841            5,550        2,372,153           63,487         2,441,190



The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1997

                                                                                                       Deficit
                                                                                                     Accumulated
                                                      Common Stock               Capital Paid          In The
                                              -----------------------------      In Excess of        Development
                                                Shares             Amount          Par Value            Stage              Total
                                              -----------       -----------       -----------        -----------        -----------
Net Loss                                             --         $      --         $      --          $  (187,773)       $  (187,773)
                                              -----------       -----------       -----------        -----------        -----------

Balance - July 31, 1987                         5,549,841             5,550         2,372,153           (124,286)         2,253,417

Common Stock Issued For:
  Services Rendered At
    $1.00 Per Share                                92,000                92            91,908               --               92,000

Net Loss                                             --                --                --             (328,842)          (328,842)
                                              -----------       -----------       -----------        -----------        -----------

Balance - July 31, 1988                         5,641,841             5,642         2,464,061           (453,128)         2,016,575

Net Loss                                             --                --                --             (379,852)          (379,852)
                                              -----------       -----------       -----------        -----------        -----------

Balance - July 31, 1989                         5,641,841             5,642         2,464,061           (832,980)         1,636,723

Common Stock Issued For:
  Cash:
    At $.70 Per Share                             269,060               269           194,219               --              194,488
    At $.50 Per Share                             387,033               387           199,443               --              199,830
  Services:
    At $.50 Per Share                              68,282                68            34,073               --               34,141
  Commissions:
    At $.70 Per Share                              15,000                15               (15)              --                 --

Commissions Paid                                     --                --              (2,100)              --               (2,100)

Net Loss                                             --                --                --             (529,676)          (529,676)
                                              -----------       -----------       -----------        -----------        -----------

Balance - July 31, 1990                         6,381,216             6,381         2,889,681         (1,362,656)         1,533,406

Common Stock Issued For:
  Cash At $.60 Per Share                          318,400               319           180,954               --              181,273

Net Loss                                             --                --                --             (356,874)          (356,874)
                                              -----------       -----------       -----------        -----------        -----------

Balance - July 31, 1991                         6,699,616             6,700         3,070,635         (1,719,530)         1,357,805


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1997

                                                                                                       Deficit
                                                                                                     Accumulated
                                                     Common Stock                Capital Paid          In The
                                              -----------------------------      In Excess of        Development
                                                 Shares            Amount          Par Value            Stage              Total
                                              -----------       -----------       -----------        -----------        -----------
Common Stock Issued For:
  Cash:
    At $.30 Per Share                             114,917       $       115       $    34,303        $      --          $    34,418
    At $.50 Per Share                               2,000                 2               998               --                1,000
    At $.60 Per Share                              22,867                23            13,698               --               13,721
    At $.70 Per Share                              10,000                10             6,990               --                7,000
    At $.80 Per Share                               6,250                 6             4,994               --                5,000
    At $.90 Per Share                               5,444                 5             4,895               --                4,900
  Services:
    At $.32 Per Share                              39,360                39            12,561               --               12,600
    At $.50 Per Share                              92,353                93            46,084               --               46,177
  Exercise of Options:
    At $.50 Per Share By
      Related Party                               100,000               100            49,900               --               50,000

Net Loss                                             --                --                --             (307,477)          (307,477)
                                              -----------       -----------       -----------        -----------        -----------

Balance - July 31, 1992                         7,092,807             7,093         3,245,058         (2,027,007)         1,225,144

Common Stock Issued For:
  Cash:
    At $.30 Per Share                             176,057       $       176       $    51,503        $      --          $    51,679
    At $.50 Per Share                             140,000               140            69,964               --               70,104
    At $.60 Per Share                              10,000                10             5,990               --                6,000
    At $.70 Per Share                              17,000                17            11,983               --               12,000
    At $1.00 Per Share                             50,000                50            49,950               --               50,000
  Services:
    At $.50 Per Share                             495,556               496           272,504               --              273,000
  Commissions:
    At $.50 Per Share                              20,220                20               (20)              --                 --

Commissions Paid                                     --                --              (1,500)              --               (1,500)

Net Loss                                             --                --                --             (626,958)          (626,958)
                                              -----------       -----------       -----------        -----------        -----------

Balance - July 31, 1993                         8,001,640             8,002         3,705,432         (2,653,965)         1,059,469


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1997

                                                                                                        Deficit
                                                                                                      Accumulated
                                                        Common Stock                Capital Paid        In The
                                                 -----------------------------      In Excess of      Development
                                                    Shares            Amount          Par Value          Stage              Total
                                                  -----------      -----------      -----------       -----------       -----------
Common Stock Issued For:
  Cash:
    At $.30 Per Share                                 149,330      $       150      $    43,489       $      --         $    43,639
    At $.50 Per Share                                 377,205              377          189,894              --             190,271
Services:
    At $.30 Per Share                                 500,000              500          149,500              --             150,000
    At $.50 Per Share                                 130,000              130           71,287              --              71,417
    At $.50 Per Share
      By Related Party                                 56,000              156           77,844              --              78,000
    At $.70 Per Share                                   4,743                4            3,316              --               3,320
  Exercise of Options For Services:
    At $.50 Per Share                                  35,000               35           17,465              --              17,500
    At $.50 Per Share
     By Related Party                                 150,000              150           74,850              --              75,000

Net Loss                                                 --               --               --            (665,909)         (665,909)
                                                  -----------      -----------      -----------       -----------       -----------
Balance - July 31, 1994                             9,503,918            9,504        4,333,077        (3,319,874)        1,022,707

Common Stock Issued For:
  Cash:
    At $.30 Per Share                                 150,000      $       150      $    49,856       $      --         $    50,006
    At $.40 Per Share                                 288,200              288          115,215              --             115,503
    At $.50 Per Share                                 269,611              270          132,831              --             133,101
    At $.60 Per Share                                 120,834              121           72,379              --              72,500
    At $.70 Per Share                                  23,000               23           16,077              --              16,100
Services:
    At $.40 Per Share                                 145,000              145           60,755              --              60,900
    At $.50 Per Share                                  75,000               75           34,925              --              35,000
Exercise of Options For:
  Cash:
  At $.50 Per Share
    By Related Party                                  350,000              350          174,650              --             175,000
Services:
  At $.50 Per Share                                    35,000               35           17,465              --              17,500

Commissions Paid                                         --               --             (1,650)             --              (1,650)

Net Loss                                                 --               --               --            (426,803)         (426,803)
                                                  -----------      -----------      -----------       -----------       -----------

Balance - July 31, 1995                            10,960,563      $    10,961      $ 5,005,580       $(3,746,677)      $ 1,269,864


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1997

                                                                                                       Deficit
                                                                                                     Accumulated
                                                       Common Stock               Capital Paid          In The
                                               ----------------------------       In Excess of       Development
                                                 Shares            Amount          Par Value            Stage              Total
                                               ----------       -----------       -----------        -----------        -----------
Common Stock Issued For:
  Cash:
    At $.40 Per Share                              75,972       $        76       $    30,274        $      --          $    30,350
    At $.50 Per Share                             550,423               550           270,074               --              270,624
    At $.60 Per Share                             146,773               147            87,853                                88,000
    At $.70 Per Share                              55,722                56            38,949                                39,005
    At $.80 Per Share                             110,100               110            87,890                                88,000

Services:
    At $.40 Per Share                             104,150               104            38,296               --               38,400
    At $.50 Per Share                              42,010                42            20,963               --               21,005
    At $.60 Per Share                               4,600                 5             2,755                                 2,760
    At $.70 Per Share                             154,393               155           107,920                               108,075

  Commissions:
     At $.35 Per Share                             23,428                23               (23)
     At $.50 Per Share                             50,545                50               (50)
     At $.60 Per Share                              2,000                 2                (2)
     At $.70 Per Share                             12,036                12               (12)

  Exercise of Options:
    Cash:
      At $.35 Per Share
        By Related Party                           19,571                20             6,830                                 6,850

    Services:
      At $.35 Per Share
        By  Related Party                         200,429               200            69,950               --               70,150
      At $.50 Per Share                            95,000                95            47,405               --               47,500

     Compensation Portion of
        Options Exercised                            --                --             261,500               --              261,500

Net Loss                                             --                --                --             (956,043)          (956,043)
                                               ----------       -----------       -----------        -----------        -----------

Balance - July 31, 1996                        12,607,715            12,608         6,076,152         (4,702,720)         1,386,040


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1997

                                                                                                       Deficit
                                                                                                     Accumulated
                                                      Common Stock                Capital Paid         In The
                                              -----------------------------       In Excess of       Development
                                                 Shares           Amount           Par Value            Stage              Total
                                              -----------       -----------       -----------        -----------        -----------
Common Stock Issued For:
  Cash:
    At $.35 Per Share                              50,000       $        50       $    17,450        $      --          $    17,500
    At $.40 Per Share                             323,983               324           128,471               --              128,795
    At $.50 Per Share                             763,881               762           381,174               --              381,936
    At $.60 Per Share                              16,667                17             9,983               --               10,000
    At $.70 Per Share                               7,143                 7             4,993               --                5,000
    At $.80 Per Share                              28,750                29            22,971               --               23,000

  Services:
    At $.50 Per Share                             295,884               296           147,646               --              147,942

  Commissions:
     At $.35 Per Share                             44,614                45               (45)
     At $.40 Per Share                             41,993                42               (42)
     At $.50 Per Share                             37,936                38               (38)

  Expense:
     At $.35 Per Share                              8,888                 9             3,099                                 3,108
     At $.40 Per Share                              9,645                10             3,848                                 3,858

  Property and Equipment
      At $.60 Per Share                             7,500                 8             4,492                                 4,500

  Exercise of Options
    Services:
      At $.35 Per Share
        By Related Party                          136,301               136            47,569                                47,705

Net Loss                                             --                --                --             (805,496)          (805,496)
                                              -----------       -----------       -----------        -----------        -----------

Balance - July 31, 1997                        14,380,900       $    14,381       $ 6,847,723        $(5,508,216)       $ 1,353,888
                                              ===========       ===========       ===========        ===========        ===========

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS


                                                                                                                    For The Period
                                                                                 For The Year Ended               September 17, 1982
                                                                                       July 31,                      (Inception)
                                                                            --------------------------------              To
                                                                               1997                 1996             July 31, 1997
                                                                               ----                 ----             ------------
Cash Flow From Operating Activities:
  Net Loss                                                                  $  (805,496)         $  (956,043)         $(5,508,216)
  Adjustments to Reconcile Net Loss to
    Net Cash Used By Operating Activities:
      Depreciation                                                                6,350                8,344              344,832
      Loss on Write-Off of Investment                                              --                   --                 10,000
      Loss From Joint Venture                                                      --                   --                101,700
      Value of Common Stock Issued For Services                                 207,113              287,890            1,461,558
      Compensation Portion of Options Exercised                                    --                261,500              261,500
      Changes in Operating Assets and Liabilities:
        Decrease in Prepaid Expenses                                             51,408                  164                 --
        (Increase) in Other Current Assets                                         (769)                (207)                (976)
        Increase in Security Deposit                                               --                   --                 (3,667)
        Increase (Decrease) in Accrued Expenses
           and Taxes                                                            (13,896)             (79,352)              55,910
                                                                            -----------          -----------          -----------

Net Cash Used By Operating Activities                                          (555,290)            (477,704)          (3,277,359)
                                                                            -----------          -----------          -----------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                                            (10,697)             (15,636)          (1,705,650)
  Investment in Joint Venture                                                      --                   --               (101,700)
  Investment in Privately Held Company                                             --                   --                (10,000)
                                                                            -----------          -----------          -----------

Net Cash Used By Investing Activities                                           (10,697)             (15,636)          (1,817,350)
                                                                            -----------          -----------          -----------


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Continued)


                                                                                                                    For The Period
                                                                                 For The Year Ended               September 17, 1982
                                                                                       July 31,                      (Inception)
                                                                            --------------------------------              To
                                                                               1997                 1996             July 31, 1997
                                                                               ----                 ----             ------------
Cash Flow From Financing Activities:
  (Increase) Decrease in Loans Receivable                                   $     2,082          $     1,101          $    (5,826)
  Increase in Loans Payable - Officers                                             --                   --                 18,673
  Repayment of Loans Payable - Officers                                          (9,673)              (7,000)             (18,673)
  Proceeds From Sale of Common Stock                                            566,231              522,828            5,553,058
  Commissions on Sale of Common Stock                                              --                   --                 (5,250)
  Expenses of Initial Public Offering                                              --                   --               (408,763)
  Purchase of Certificate of Deposit - Restricted                                  --                   --                 (5,000)
  Purchase of Mining Reclamation Bond                                              --                   --                 (6,000)
                                                                            -----------          -----------          -----------

Net Cash Provided By Financing Activities                                       558,640              516,929            5,122,219
                                                                            -----------          -----------          -----------

Increase In Cash and Cash Equivalents                                            (7,347)              23,589               27,510

Cash and Cash Equivalents - Beginning                                            34,857               11,268                 --
                                                                            -----------          -----------          -----------

Cash and Cash Equivalents - Ending                                          $    27,510          $    34,857          $    27,510
                                                                            ===========          ===========          ===========

Supplemental Cash Flow Information:
  Cash Paid For Interest                                                    $      --            $      --                   --
                                                                            ===========          ===========          ===========

  Cash Paid For Income Taxes                                                $       688          $     1,392          $    24,115
                                                                            ===========          ===========          ===========

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                                                $    39,912          $    43,125          $   109,697
                                                                            ===========          ===========          ===========

  Issuance of Common Stock as Payment for Expenses                          $     6,966          $      --            $     6,966
                                                                            ===========          ===========          ===========

  Issuance of Common Stock as Payment for Property
    and Equipment                                                           $     4,500          $      --            $     4,500
                                                                            ===========          ===========          ===========


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1997


NOTE 1 - Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses through July 31, 1997 aggregating $5,508,216, and has a working capital deficiency at July 31, 1997 of 21,598 that raises substantial doubt about its ability to continue as a going concern. As indicated in Note 10, the Company is in the process of raising additional capital and financing. Continuation of the Company is dependent on (1) consummation of the contemplated financings, (2) achieving sufficiently profitable operations and (3) subsequently maintaining adequate financing arrangements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1997


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

NOTE 3 - Loans Receivable

     Included in loans receivable are unsecured short-term revolving loans of $5,052 paid by the Company to Franklin Consolidated Mining Co., Inc., a publicly traded corporation. These are non-interest bearing and due on demand.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1997


NOTE 4 - Property and Equipment

     Property and equipment consists of the following:

     Land                                                             $   24,364
     Building                                                             22,655
     Machinery and Equipment                                             358,230
     Mining Claims and
       Leasehold Improvements                                            106,786
     Mill and Mining Improvements                                      1,192,658
     Office Furniture, Fixtures
       and Equipment                                                         958
                                                                      ----------
                                                                       1,705,651
     Less:  Accumulated Depreciation                                     344,832
                                                                      ----------

                                                                      $1,360,819
                                                                      ==========

NOTE 5 - Accrued Expenses and Taxes

     Included in accrued expenses and taxes are amounts aggregating $11,923 owed to certain officers and stockholders of the Company for unpaid salaries.

NOTE 6 - Stockholders' Equity

     At various stages in the Company's development, shares of stock have been issued in exchange for the fair market value, as determined by the Board of Directors, of services received with a corresponding charge to operations, property and equipment or capital paid in excess of par value depending on the nature of the services provided.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1997


NOTE 6 - Stockholders' Equity (Continued)

     Common Stock Reserved For Issuance

     The following is a table with respect to common stock reserved for options as of July 31, 1997:

                                                          Options Outstanding
                                                      --------------------------
                                                      Number of      Price Range
                                                       Shares         Per Share
                                                      --------        ---------
Balance - July 1, 1991                                     -0-        $  --

  Options Granted:
    Services                                           400,000        .10 - .50
    Services - Related Parties                         225,000              .50

  Options Exercised - Related Parties                 (100,000)             .50
                                                      --------        ---------
Outstanding - July 31, 1992                            525,000        .10 - .50

  Options Granted:
    Services                                           200,000              .50
                                                      --------        ---------
Outstanding - July 31, 1993                            725,000        .10 - .50

  Options Granted:
    Services                                           310,000              .50
    Services - Related Parties                         350,000              .50

  Exercised:
    Services                                           (35,000)             .50
    Services - Related Parties                        (150,000)             .50

  Expired:                                            (525,000)       .10 - .50
                                                      --------        ---------

Outstanding - July 31, 1994                            675,000              .50

  Exercised:
    Services                                           (35,000)             .50
    Services - Related Parties                        (350,000)             .50
                                                      --------        ---------

Outstanding - July 31, 1995                            290,000              .50

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1997


NOTE 6 - Stockholders' Equity (Continued)

     Common Stock Reserved For Issuance

     The following is a table with respect to common stock reserved for options as of July 31, 1997:

                                                          Options Outstanding
                                                   -----------------------------
                                                    Number of        Price Range
                                                     Shares           Per Share
                                                   ----------         ---------
  Options Granted:
      Services - Related Parties                      600,000              .35

  Exercised:
      Cash - Related Parties                          (17,500)             .40
      Services                                        (95,000)             .50
      Services -Related Parties                      (202,500)             .35

Expired:                                             (165,000)             .50
                                                   ----------        ---------

Outstanding - July 31, 1996                           410,000        .35 - .50

  Options Granted
      Services - Related Party                      1,545,000              .35
      Services                                         10,000              .35

  Exercised
      Service - Related Party                        (101,730)             .35
      Expired                                         (30,000)             .35
                                                   ----------        ---------

Outstanding July 31, 1997                           1,833,270        $     .35
                                                   ==========        =========

     Authorized Common Stock

     In September 1993 the Company's shareholders approved an increase in the unauthorized common stock from 100,000,000 shares to 150,000,000 shares.

     Effective April 11, 1997 the Company underwent a 1 for 10 reverse split with all fractions being rounded up into new common stock.

     All reference to common stock is restated to reflect the 1 for 10 reverse split.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1997


NOTE 7 - Income Taxes

     For income tax purposes, the Company has a net operating loss carryforward at July 31, 1997 of approximately $4,300,000 beginning to expire at July 31, 2001 if not offset against future federal taxable income.

     Pursuant to FASB 109, the Company has elected to take a 100% reserve on the deferred tax asset arising from the net operating loss $1,462,000 and accordingly there is no cumulative effect adjustment or current year tax benefit recorded.

NOTE 8 - Commitments and Contingencies

     Litigation

     In June 1996, the Company commenced an action against Franklin Consolidated Mining Company, Inc. ("Franklin") in District Court, Clear Creek County Colorado with respect to certain monies advanced by the Company to Franklin in connection with expenses attributable to common office space. On July 10, 1996, the Company entered into a Settlement Agreement with Franklin Consolidated Mining Corporation pursuant to which it was agreed that the Company would settle all claims involved for $18,000 and the Company will as soon as possible, (I) discontinue the action against Franklin as well as withdraw any motions filed with respect thereto, (ii) remove any liens or other encumbrances which may have been filed against the assets of Franklin and (iii) execute releases with respect to such claims. As of July 31, 1997 Franklin has paid the Company $18,000 of the $18,000 owed under the Settlement Agreement.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1997


NOTE 9 - Refining Contract

     The Company has entered into an agreement with ASARCO Incorporated for the sale and refining of lead concentrates produced from the Company's mine in Colorado. The Agreement provides that the Company may ship metallic materials in lots of 200 - 300 tons to ASARCO's smelter in East Helena, Montana. ASARCO will take delivery of the material, perform the smelting operations and pay for the metals based on the London Metals Exchange less certain deductions for expenses of smelting and adjustment for excess impurities, including water. The period of the agreement commenced on September 1, 1995 through and including August 31, 1997 and continues thereafter subject to cancellation on sixty (60) days' written notice by either party; however, the agreement shall not extend beyond June 30, 2000.

NOTE 10 - Liquidity and Going Concern Uncertainty

     The Company has incurred recurring losses amounting to $5,508,216 and has a working capital deficiency of $21,598 at July 31, 1997. These events raise substantial doubt about the Company's ability to continue as a going concern.

     Specific plans to obtain financing for a full scale mining and mill operation may include a combination of one or more of the following:

          a. Private placements of the Company's securities to institutions, private individuals, mining companies, and/or investment groups. During the fiscal year ended July 31, 1997 the Company raised approximately $566,231 through the sales of common stock to investors, which enabled the Company to complete the Hunter Shaft.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1997


NOTE 10 - Liquidity and Going Concern Uncertainty (Continued)

          b. A working arrangement with a mining company pursuant to which the Company would mine and the other company would mill, smelt and market the products. Under these conditions, the Company's cost would be concentrated on the mining effort only. The Company has negotiated such an agreement. The agreement ran for an initial two year term. Since September 1, 1997, the agreement is terminable by either party on sixty (60) days' notice. Notwithstanding the foregoing, the agreement would not extend beyond June
     30, 2000. The Company would deliver metallic minerals to the mining company's mill site six miles southeast of Leadville, Colorado. The price for the material would be based upon the London Metals Exchange market price less certain deductions for treatment and impurities on the date of delivery.

     Assuming that the Company is able to obtain funds from one or more of the above sources, planned activities over the next twelve months should include development of B-Zone mineral structure in preparation of mining and tunnel to Hunter Shaft, drive tunnel to Weston fault mineral structure and develop, develop B-Zone minerals, operate mine and mill.

     There is no assurance whatsoever that any of the Company's proposed plans to raise capital and otherwise fund operations will prove successful. The Company's ability to continue as a going concern is dependent upon its ability to obtain sufficient funding as discussed above and its inability to do so will delay or cease the Company's planned operations as discussed above.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth certain information concerning the directors and executive officers of the Company:

                                         First
                                         Became
Name                        Age          Director     Position
----                        ---          --------     --------

Donald W. Wilson            69           9/22/82      President & Director

Gifford A. Dieterle         66           9/22/82      Executive Vice President,
                                                         Secretary, Treasurer
                                                         & Chairman of the Board

Robert Roningen             65           9/14/93      Vice President- Operations
                                                         & Director

Horst Scherp                69           1/25/95      Director

Jack V. Everett             76           1/25/95      Director

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

     Compliance With Section 16(a) of The Securities Exchange Act of 1934

     To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 1996, except that Gifford A. Dieterle failed to file two reports concerning two transactions; and Donald W. Wilson, Robert Roningen, Horst Scherp and Jack V. Everett each failed to file one report concerning one transaction.

     The following table shows all the cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Chief Executive Officer for such period in all capacities in which he served. No other Executive Officer received total annual salary and bonus in excess of $100,000.

                                                     SUMMARY COMPENSATION TABLE

                                                                                                Long-Term Compensation
                                                                                   -------------------------------------------------
                                          Annual Compensation                             Awards                      Payouts
                           --------------------------------------------------      ---------------------      ----------------------
        (a)                 (b)         (c)           (d)             (e)            (f)           (g)         (h)           (i)
------------------         -----       -----         -----           -----          -----         -----       -----         -----
                                                                     Other         Restrict-                               All Other
                                                                     Annual        ed Stock                    LTIP        Compensa
Name and Principal                                                  Compen-         Award        Options      Payouts       -tion
   Position                Year        Salary         ($)           sation($)        ($)           SARs         ($)          (i)
------------------         -----       ------        -----          ---------      ---------     -------      -------      ---------
Donald W. Wilson           1997        54,586         -0-             -0-            -0-         200,000        -0-           -0-
Chief Executive            1996        54,023         -0-             -0-            -0-         200,000        -0-           -0-
Officer                    1995        53,472         -0-             -0-            -0-            -0-         -0-           -0-

     The following table sets forth information with respect to the Company's Executive Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                               Individual Grants

      (a)                   (b)                           (c)                  (d)                        (e)
-------------------------------------------------------------------------------------------------------------------
                                                   Percent of Total
                                                     Options/SARs
                          Options/                    Granted to
                           SARs                       Employed in        Exercise or Base             Expiration
Name                      Granted                     Fiscal Year          Price ($/SH)                  Date
-------------------------------------------------------------------------------------------------------------------
Donald W. Wilson          350,000                        31.5%                 $.35                  April 2, 1998
Gifford Dieterle          350,000                        31.5%                 $.35                  April 2, 1998
Robert Roningen           350,000                        31.5%                 $.35                  April 2, 1998
Jack Everett               50,000                         4.5%                 $.35                  April 2, 1998
Horst Scherp               10,000                         1.0%                 $.35                  April 2, 1998

     The following table sets forth information with respect to the Company's Executive Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

                         Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR
      (a)                             (b)                        (c)                        (d)                          (e)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Value of
                                                                                         Number of                    Unexercised
                                                                                        Unexercised                  In-the-Money
                                                                                        Options/SARs                  Option/SARs
                                     Shares                                             at FY-End(#)                  at FY-End(#)
                                  Acquired on                    Value                  Exercisable/                  Exercisable/
Name                              Exercise (#)                 Realized                 Unexercisable                Unexercisable
----                              ------------                 --------                 -------------                -------------
Donald W. Wilson                       -0-                         -0-                     550,000                         --
Gifford Dieterle                     96,730                    $  9,673                    403,270                         --
Robert Roningen                        -0-                         -0-                     350,000                         --
Jack Everett                           -0-                         -0-                      50,000                         --
Horst Scherp                         50,000                      17,500                     10,000                         --

     The following table sets forth information with respect to the Executive Officers concerning awards under long term incentive plans during the last fiscal year:

                                                                     Estimated Future Payouts under Non-Stock
                                                                     Price Based Plans
(a)                       (b)                 (c)                       (d)                  (e)               (f)
                                                                     ------------------------------------------------
                                          Performance
                      Number of           or Other
                      Shares, Units       Period Until
                      or Other            Maturation or              Threshold              Target           Maximum
Name                  Rights(#)           Payout                     ($ or #)              ($ or #)          ($ or #)
----                  ------------        -------------              ---------             --------          -------
Donald W. Wilson          -0-
Gifford Dieterle          -0-
Robert Roningen           -0-
Jack Everett              -0-
Horst Scherp              -0-


Directors are not compensated for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners -- The persons set forth on the charts below are known to the Company to be the beneficial owners of more than 5% of the Company's outstanding voting Common Stock as of July 31, 1997.

(b) Security Ownership of Management -- Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management as of November 7, 1997, is set forth on the charts below.

                            Name of                          Amount & Nature
                           Beneficial                         of Beneficial                                Approximate
Title of Class               Owner                         Ownership 11/7/97(1)                         Percentage(2)(3)
--------------               -----                         --------------------                         ----------------

Common Stock           Donald W. Wilson                     1,335,100(3)                                      8.9%

Common Stock           Gifford A. Dieterle                  1,421,105(3)(4)                                   9.6%

Common Stock           Jack Everett                           325,000(3)                                      2.2%

Common Stock           Robert Roningen                        666,688(3)(5)                                   4.5%

Common Stock           Horst Scherp                            15,000(3)                                       *

   All Officers and
   Directors as a
   Group (5)                                                3,762,893(3)(4)(5)                               23.9%

----------
* Less than one percent.

(1)  Supplied by the persons set forth above.

(2)  Based upon 14,380,900 shares issued and outstanding as of November 7, 1997.

(3) For Messrs. Wilson, Dieterle, Everett, Roningen and Scherp includes, respectively, 550,000 shares, 403,270 shares, 75,000 shares, 350,000 shares and 10,00 shares issuable upon exercise of options and/or warrants.

(4)  Includes shares owned by Mr. Dieterle's wife.

(5)  Includes shares owned by Mr. Roningen's wife and children.


Item 12. Certain Relationships and Related Transactions.

     Effective April 11, 1997, the Company reverse split its outstanding shares of Common Stock on a one-for-ten basis and adjusted the terms of all outstanding options and warrants accordingly. Unless the context specifically indicates otherwise, all references herein to Shares, options and warrants have been adjusted to take into account the reverse split.

     Between September 1, 1991 and July 31, 1995, the Company and Franklin Consolidated Mining & Milling Company lent to one another on short term basis, small amounts of money for current operations. The Company currently is a creditor of Franklin Consolidated Mining Company in the amount of approximately $5,826.

     On April 2, 1997, the Company issued the following options to certain officers and directors. Donald Wilson - option to purchase 350,000 shares; Gifford Dieterle - option to purchase 350,000 shares; Robert Roningen option to purchase 350,000 shares; Jack Everett -option to purchase 50,000 shares; Horst Scherp - option to purchase 10,000 shares. All options granted on that date expire on April 2, 2002 and are exercisable at $.35 per share.

     On January 5, 1996, the Company issued the following options to certain officers and directors. Donald Wilson - option to purchase 200,000 shares; Gifford Dieterle - option to purchase 220,000 shares; Robert Roningen - option to purchase 150,000 shares; Jack Everett - option to purchase 25,000 shares; Horst Scherp - option to purchase 5,000 shares. All options granted on that date expire on January 5, 1998 and are exercisable at $.35 per share.

     During fiscal 1993 and 1994, Gifford A. Dieterle an officer and director of the Company, loaned the Company $18,873, which funds were used for operating expenses. There were no specific repayment terms and the loans were interest free. As of July 31, 1997, these loans had been paid in full.

Item 13. Exhibits and Reports on Form 8-K.

     Exhibits

      3.a  Certificate  of   Incorporation   of  Company(1)

      3.b   Amendments to Certificate of Incorporation  of Company(1)

      3.c   By-Laws of Company(1)

     10.a  Mining Claims(1)

     10.b  ASARCO Agreement

----------

     (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-18 (SEC File No. 2-86160-NY) filed on or about November 10, 1983, and incorporated herein by this reference.

Reports of Form 8-K

     The Company has filed the following Reports of Form 8-K during the year ended July 31, 1997 with the principal office of the Securities and Exchange Commission in Washington, D.C.:

               None.

                              AGREEMENT NO. L95035


                     LEADVILLE MINING & MILLING CORPORATION
                                       AND
                               ASARCO Incorporated


                                       ORE
                            DATED: SEPTEMBER 1, 1995

                              AGREEMENT NO. L95035
                              --------------------

LEADVILLE MINING & MILLING CORPORATION, 700 Carr Street, Lakewood, Colorado
80215, hereinafter called "SHIPPER" agrees to deliver...........................

                                       AND

ASARCO Incorporated, 180 Maiden Lane, New York, NY 10038, hereinafter called
"ASARCO" agrees to receive and process..........................................


1.   PRODUCT
     Ore as produced from the properties of Leadville Mining & Milling Corporation.

2.   ANALYSIS
     The product shall substantially assay:

                    Pb: >2.0%                      Zn:  >4.5%
                    Ag: >4.0 opst                  Cu:  0- 1.0%
                    Au: >0.1 opst

3.   QUANTITY
     As available in lots of at least 200 - 300 tons.

4.   DURATION
     The period of this agreement shall commence with product delivered on or after September 1, 1995 through and including August 31, 1997 and shall continue thereafter on a sixty (60) day written notice of cancellation by either party, provided, however, the agreement shall not extend beyond June 30, 2000.

5.   DELIVERY
     Freight prepaid F.O.B. truck at ASARCO's Leadville, Black Cloud Mine in Colorado (hereinafter called "LEADVILLE"). The delivery is to be scheduled by appointment, details of which will be mutually arranged. Truck receiving hours are presently from 8:00 a.m. to 2:00 p.m., Monday through Friday, major holidays excepted.

6.   DATE OF DELIVERY
     The date of delivery Of product is the date of arrival of the last railcar or truck of each smelter lot at LEADVILLE.

LEADVILLE MINING & MILLING CORPORATION                      AGREEMENT NO. L95035


7.   TITLE & RISK
     Title and all risks of loss shall pass to ASARCO upon delivery of product.

8.   PRICE
     The purchase price of the product is the sum of the payments less the sum of the deductions specified below.


                                    PAYMENTS
                                    --------

9.   GOLD
     Deduct 0.02 troy ounce per ton of product from the gold assay and pay for 75% of the remaining gold content at the daily London Final gold quotation, as published in Metals Week, averaged for the quotational period, less a deduction of $5.00 per troy ounce of payable gold.

10.  SILVER
     Deduct 1.5 troy ounce per ton of product from the silver assay and pay for 70% of the remaining silver content, at the Handy and Harman New York quotation for refined silver, as published in Metals Week, averaged for the quotational period, less a deduction of $0.25 per troy ounce of payable silver.

11.  LEAD
     Pay for 65% of the remaining lead content at the average of the four LME quotations for refined lead, as officially quoted by the London Metal Exchange morning session and published in Metals Week (currently LME CASH and LME THR-MO), averaged for the quotational period, less a deduction of $0.05 per payable pound of lead.

     Notwithstanding the foregoing, the maximum quotation for lead payment above shall be the London Metal Exchange Settlement quotation, as published in Metals Week (currently LME SETTLEMENT), averaged for the quotational period.

12.  ZINC
     Deduct 1.0 percent from the zinc assay and pay for 60% of the remaining zinc content, at the LME Settlement price as published in Metals Week, averaged for the quotational period, less a deduction of $0.25 per pound of payable zinc.

LEADVILLE MINING &  MILLING CORPORATION                     AGREEMENT NO. L95035

13.  QUOTATIONAL PERIOD
     The quotational period for gold, silver, lead and zinc shall be the average of the fourth (4th) calendar month following date of delivery of product.

No payment will be made for any metal or content except as above specified. From the total of the above, make the following:


                                   DEDUCTIONS
                                   ----------

14)  TREATMENT DEDUCTION
     The base treatment deduction shall be $15.00 per dry short ton of product.

15)  ADDITIONAL DEDUCTIONS
     The deductions specified above are for product free of deleterious impurities. Product delivered containing such impurities shall be subject to additional deductions in accordance with the schedule below.

     A) Arsenic:    Deduct $20.00 per ton for each 1 unit that the arsenic assay exceeds 0.5%, fractions in proportion.

     B) Antimony:   Deduct $20.00 per ton for each 1 unit that the antimony
                    assay exceeds 0.8%, fractions in proportion.

     C) Copper:     Deduct $15.00 per ton for each 1 unit that the copper assay exceeds 0.15%, fractions in proportion.

     If product should contain any other deleterious impurities which, in ASARCO's sole judgment, preclude economic treatment of product, then ASARCO may terminate this contract on ninety (90) days notice, unless mutual agreement is reached as to appropriate deduction for such impurities.

16.  SETTLEMENT
     ASARCO shall make a one hundred percent (100%) provisional payment when all necessary information is available. Final settlement to be made on the tenth (l0th) business day of the month following the quotational period.

LEADVILLE MINING & MILLING CORPORATION                      AGREEMENT NO. L95035


 17. WEIGHING, SAMPLING & ASSAYING
     Weighing and sampling (at which SHIPPER or SHIPPER's representative may be present) as done by ASARCO according to ASARCO's standard practice at the receiving plant promptly after receipt of product, will be accepted as final. The absence of SHIPPER or SHIPPER's representative shall be deemed a waiver of this right in each instance. After sampling, the product may be placed in process, commingled, or otherwise disposed of by ASARCO. The sample of each lot to be used for determination of metal content shall be divided into not less than four equal parts; one to be retained by ASARCO, one to be forwarded to SHIPPER, one to be retained for umpire purposes and one for reserve. Each party shall assay its part and the assay results shall be exchanged. Umpires, when required, shall be so instructed by ASARCO. When the difference between the assays of ASARCO and SHIPPER is within the splitting limits designated below, the exact mean of the assays shall be the settlement assay. When the difference between the assays of ASARCO and SHIPPER is greater than the splitting limits specified, an umpire shall be selected in rotation from the list designated below, whose assay shall be the settlement assay if within the limits of the assays of the two parties; and, if not, the assay of the party nearer to the umpire shall be the settlement assay. The cost of the umpire shall be borne by the party whose assay is further from the umpire assay; and, in the event the umpire assay is the exact mean of the assays of the parties, then the cost shall be borne equally by both parties. In case of SHIPPER's failure to submit assays within sixty (60) days from the date samples are available to SHIPPER, ASARCO's assays shall govern. The splitting limits and the umpire assayers shown below shall be subject to change by mutual agreement. Gold and silver assays are to be determined by commercial fire assay method.

     Splitting Limits
     ----------------
     Au: 0.02 troy oz./ton                   As: 0.5%
     Ag: 0.5 troy oz./ton                    Sb: 0.5%
     Pb: 0.5%                                Cu: 0.1%
     Zn: 0.5%

     Umpire Assayers
     ---------------
     Assay Laboratories                   A. H. Knight Laboratories
     2155 Last Chance Road                P. O. Box 3504
     Elko, NV 89801                       130 Tredd Street
     Telephone: (702) 738-3614            Sparatanberg, SC 29304

LEADVILLE MINING & MILLING CORPORATION                      AGREEMENT NO. L95035


18.  TAXES
     The terms of this agreement are based on the taxes and other governmental charges to which ASARCO is subject as of July 1, 1995. Any increase subsequent to said date in the amount paid by ASARCO for taxes or other governmental charges national, state, local or municipal imposed in respect to or measured by the product covered hereunder, or the production extraction, smelting, refining, sale, transportation, proceeds or value thereof, or of the contents there of, including, without limitation any such payment based on pollutant emissions but excluding income taxes levied upon ASARCO, shall be for the account of SHIPPER and may be invoiced at time of settlement or billed separately at such later time as the amount due can be determined.

19.  FORCE MAJEURE
     Performance of this agreement is subject to any delays caused by strikes or other disabling causes beyond the control of either party.

20.  DEFINITIONS
     A "ton" means a dry short ton or 2,000 dry avoirdupois pounds.
     A "unit" means 1% or 20 pounds per ton.
     A "calendar month" means a named month in the calendar.
     A "business day" means a named day in the calendar, Saturdays, Sundays, and major holidays excluded.
     A "dollar ($) or cent" means lawful currency of the United States.

21.  DIVERSION
     ASARCO may at its sole option sell or divert the product to another person and plant and, subject to the other provisions of this clause, any increase or decrease in freight as against delivery as provided herein shall be for ASARCO's account. SHIPPER shall have the obligation to comply with ASARCO's diversion instructions including but not limited to shipping instructions in accordance with applicable freight tariffs governing such diversion. Any additional costs incurred by reason of SHIPPER's failure to comply with said instructions and freight tariffs shall be for SHIPPER's account. In case of such diversion, weighing and sampling shall be performed at the receiving plant and date of delivery of product shall be the date of arrival of the last car of each lot at the receiving plant. All other provisions of the agreement shall apply in all other respects as if no diversion had occurred. Notwithstanding the foregoing, ASARCO shall in no case, including an event of force majeure at plant designated to receive product, be under any obligation to divert the product.

LEADVILLE MINING & MILLING CORPORATION                      AGREEMENT NO. L95035

22.  SUSPENSION OF QUOTATIONS

     In the pricing of product or any metal contained therein, if one or more suspensions of quotations occur for any cause resulting in the absence of the quotation for more than three (3) days during the quotational period specified in this agreement, then the beginning of said period (or the balance thereof if suspension begins during the period) shall be deferred a number of quotational days equal to the number of quotational days occurring during the entire time of suspension, whether before, during or after said quotational period. When the normal number of quotations for the period specified in this agreement have been thus obtained, such quotations shall be averaged for pricing. One or more suspensions of quotations aggregating three (3) days or less during a quotational period shall be disregarded and the remaining quotations shall be averaged for pricing.

     In case any firm or publication whose quotations are the basis for pricing any metal under this agreement shall go out of business, cease publication, or discontinue the making of quotations, then the quotations by such other firm or publication, as the parties shall agree upon shall be used.

23.  NOTICES

     All notices, requests and other communications hereunder shall be in writing and shall be deemed to have been duly given or made when sent by first-class mail postage prepaid, addressed:

                      If to ASARCO:        ASARCO Incorporated
                                           180 Maiden Lane
                                           New York NY 10038
                                           Attention: Director, Ore Department
                                           Telephone: (212) 510-2000
                                           Telecopy: (212) 510-2054

                      Copy to Omaha:       ASARCO Incorporated
                                           Black Cloud Mine
                                           Leadville Unit
                                           P.O. Box 936
                                           Leadville, Colorado 80461
                                           Attention: Plant Manager
                                           Telecopy: (719) 486-3874

LEADVILLE MINING & MILLING CORPORATION                      AGREEMENT NO. L95035
                and if to SHIPPER:    Leadville Mining & Milling Corporation
                                      700 Carr Street
                                      Lakewood, Colorado 80215
                                      Attention: Mr. Donald Wilson
                                      Telephone: (303) 328-3398

     or, in each case, at other such address as may be hereafter or has been designated most recently in writing by the addressee to the addresser.

     Any notice given hereunder may be given by telegraph or telex and confirmed by mail in due course in which case such notice shall be deemed given or served when sent in telegraphic form.

24.  SUCCESSION
     This agreement shall bind and inure to the benefit of the parties hereto, their legal representatives, successors and assigns. This agreement shall not be assignable by either party hereto without the written consent of the other. Such consent shall not be unreasonably withheld.

25.  WAIVER
     Waiver of any breach of any provision hereof shall not be deemed to be a waiver of any other provision hereof or of any subsequent breach of such provision.

This agreement shall take effect as a contract made in accordance with and be governed by the laws of the State of New York and shall come into full force and effect as of July 1, 1995, when signed by both parties.

LEADVILLE MINING & MILLING                       ASARCO Incorporated
  CORPORATION

By /s/ [legible]                                By /s/ [illegible]
--------------------------------                   ----------------------------
                                                   Director, Ore Department


GFA:lmd
7/25/95

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

                                           LEADVILLE MINING AND MILLING CORP.


Dated: November 13, 1997                   By: /s/ Donald W. Wilson
                                              ----------------------------------
                                                Donald W. Wilson, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                    TITLE                           DATE
----------                    -----                           ----

/s/ Donald W. Wilson
-----------------------       President, Principal            November 13, 1997
Donald W. Wilson              Executive Officer and
                              a Director

/s/ Gifford A. Dieterle
-----------------------       Treasurer and                   November 13, 1997
Gifford A. Dieterle           Principal Financial
                              and Accounting
                              Officer and Chairman
                              of the Board of Directors

/s/ Jack Everett
-----------------------       Director                        November 13, 1997
Jack Everett

/s/ Robert Roningen
-----------------------       Director                        November 13, 1997
Robert Roningen

/s/ Horst Scherp
-----------------------       Director                        November 13, 1997
Horst Scherp

                            SUPPLEMENTAL INFORMATION

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.


                                              NOT APPLICABLE