Form 10QSB
period 1997-10-31
LEADVILLE MINING & MILLING CORP
filed 1997-12-22
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number: 0-13078

                     LEADVILLE MINING & MILLING CORPORATION
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                         13-3180530
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)

                      76 Beaver Street, New York, NY 10005
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (212)344-5158

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes _X_            No___

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

           Class                                Outstanding at October 31, 1997
  -----------------------                       -------------------------------
  Common Stock, par value                             14,878,680 Shares
    $.001 per share

     Transitional Small Business Format (check one); Yes___   No_X_

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended October 31, 1997.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended July 31, 1997.

     The results reflected for the three months ended October 31, 1997 are not necessarily indicative of the results for the entire fiscal year.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                OCTOBER 31, 1997


                                     ASSETS
                                     ------

Current Assets:
  Cash                                                              $    33,579
  Loans Receivable                                                       10,681
  Other Current Assets                                                      358
                                                                    -----------
     Total Current Assets                                                44,618

Property and Equipment (Net of
  Accumulated Depreciation of $346,074)                               1,359,577

Other Assets:
  Mining Reclamation Bonds                                               11,000
  Security Deposit                                                        3,667
                                                                    -----------
     Total Other Assets                                                  14,667
                                                                    -----------
Total Assets                                                        $ 1,418,862
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accrued Expenses and Taxes                                        $    44,989
                                                                    -----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 14,878,680                                               14,879
  Capital Paid In Excess of Par Value                                 7,061,672
  Deficit Accumulated in the Development Stage                       (5,702,678)
                                                                    -----------
     Total Stockholders' Equity                                       1,373,873
                                                                    -----------
Total Liabilities and Stockholders' Equity                          $ 1,418,862
                                                                    ===========


The accompany notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS



                                                                For The Period
                                                              September 17, 1982
                                                                  (Inception)
                                       Three Months Ended             To
                                           October 31,           July 31, 1997
                                   --------------------------  -----------------
                                      1997           1996
                                   -----------    -----------
Revenues:
  Interest Income                  $       216    $       220    $    708,450
  Miscellaneous                           --             --            24,706
                                   -----------    -----------    ------------

    Total Revenues                         216            220         733,156
                                   -----------    -----------    ------------

Costs and Expenses:
  Mine Expenses                        115,681         90,001       1,839,394
  Selling, General and
    Administrative Expenses             77,067        195,168       4,113,312
  Depreciation                           1,242          1,940         346,074
  Loss on Write-Off of
    Investment                            --             --            10,000
  Loss on Joint Venture                   --             --           101,700
                                   -----------    -----------    ------------

  Total Costs and
     Expenses                          193,990        287,109       6,410,480
                                   -----------    -----------    ------------

Loss Before Provision
  For Income Taxes                    (193,774)      (286,889)     (5,677,324)

Provision For Income
  Taxes                                    688            688          25,354
                                   -----------    -----------    ------------

Net Loss                           $  (194,462)   $  (287,577)   $ (5,702,678)
                                   ===========    ===========    ============


Net Loss Per Share                 $      (.01)   $      (.02)
                                   ===========    ===========

Average Common Shares Outstanding   14,676,864     13,077,528
                                   ===========    ===========


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS




                                                                                      For The Period
                                                           Three Months Ended       September 17, 1982
                                                               October 31,              (Inception)
                                                       --------------------------            To
                                                           1997           1996         July 31, 1997
                                                       -----------    -----------    ------------------
Cash Flow From Operating Activities:
  Net Loss                                             $  (194,462)   $  (287,577)    $(5,702,678)
  Adjustments to Reconcile Net Loss to
    Net Cash Used By Operating Activities:
      Depreciation                                           1,242          1,940         346,074
      Loss on Write-Off of Investment                         --             --            10,000
      Loss From Joint Venture                                 --             --           101,700
      Value of Common Stock Issued For Services              4,696          3,857       1,466,254
      Compensation Portion of Options Exercised              8,725         98,000         270,225
      Changes in Operating Assets and Liabilities:
        Decrease in Prepaid Expenses                          --           50,900            --
        (Increase) Decrease  in Other Current Assets           618           (149)           (358)
        Increase in Security Deposit                          --             --            (3,667)
        Increase (Decrease) in Accrued Expenses
           and Taxes                                       (10,920)         9,646          44,990
                                                       -----------    -----------     -----------

Net Cash Used By Operating Activities                     (190,101)      (123,383)     (3,467,460)
                                                       -----------    -----------     -----------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                          --           (2,000)     (1,705,650)
  Investment in Joint Venture                                 --             --          (101,700)
  Investment in Privately Held Company                        --             --           (10,000)
                                                       -----------    -----------     -----------

Net Cash Used By Investing Activities                         --           (2,000)     (1,817,350)
                                                       -----------    -----------     -----------



The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Continued)




                                                                                   For The Period
                                                        Three Months Ended       September 17, 1982
                                                            October 31,              (Inception)
                                                    --------------------------            To
                                                        1997           1996         July 31, 1997
                                                    -----------    -----------    ------------------
Cash Flow From Investing Activities:
  (Increase) Decrease in Loans Receivable           $    (4,855)   $      (200)     $   (10,681)
  Increase in Loans Payable - Officers                     --             --             18,673
  Repayment of Loans Payable - Officers                    --             --            (18,673)
  Proceeds From Sale of Common Stock                    201,025        121,545        5,754,083
  Commissions on Sale of Common Stock                      --             --             (5,250)
  Expenses of Initial Public Offering                      --             --           (408,763)
  Purchase of Certificate of Deposit - Restricted          --             --             (5,000)
  Purchase of Mining Reclamation Bond                      --             --             (6,000)
                                                    -----------    -----------      -----------

Net Cash Provided By Financing Activities               196,170        121,345        5,318,389
                                                    -----------    -----------      -----------

Increase (Decrease) In Cash and Cash Equivalents          6,069         (4,038)          33,579

Cash and Cash Equivalents - Beginning                    27,510         34,857             --
                                                    -----------    -----------      -----------

Cash and Cash Equivalents - Ending                  $    33,579    $    30,819      $    33,579
                                                    ===========    ===========      ===========

Supplemental Cash Flow Information:
  Cash Paid For Interest                            $      --      $      --               --
                                                    ===========    ===========      ===========

  Cash Paid For Income Taxes                        $       688    $       688      $    24,803
                                                    ===========    ===========      ===========

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                        $     8,760    $    16,797      $   118,457
                                                    ===========    ===========      ===========

Issuances of Common Stock For
  Acquisition of Property and Equipment             $      --      $     4,500      $     4,500
                                                    ===========    ===========      ===========


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1997




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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Cautionary Statement on Forward-Looking Statements

Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein including, but not limited to, risks relating to changing economic conditions, changes in the prices of minerals and the results of testing and actual mining.

The Company cautions readers that any such forward-looking statements are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements.

Results of Operations

Once again the Company generated no revenues from operations because the Company has yet to commence mining activities.

Mine expenses increased by $25,680 (approximately 28.5%) from $90,001 during the three months ended October 31, 1996 to $115,681 during the three months ended October 31, 1997. Management believes that this increase in mine expenses was due primarily to additional labor costs, and exploration.

Selling, general and administrative expenses decreased by $118,101 (approximately 60.5%) from $195,168 during the three months ended October 31, 1996 to $77,067 during the three months ended October 31, 1997. Management believes that this decrease in selling, general and administrative expenses was due primarily to a decrease in financial costs.

As a result of the significant decrease in selling, general and administrative expenses, the net loss decreased by $93,115 (approximately 32.4%) from $287,577 during the three months ended October 31, 1996 to $194,462 during the three months ended October 31, 1997.

Exploratory drilling in the so called "B" zone revealed the presence of high-grade gold and silver mineralization. Limited long hole drilling resulted in reserves of approximately 5,000 tons of ore, grading an average of 1.29 ounces of gold and 5.00 ounces of silver per ton. The total body of mineralization is unknown but could be large. Exploration is continuing.

A 350 foot tunnel was started from the 7th Level, 729 drift to the Hunter shaft location. A raise of 150 feet is planned to connect the 5th and 7th Levels. At present, the tunnel has advanced 175 feet.

The Company commenced pilot milling at its reduction plant. Mill feed consisted of low grade tailings and base metal sulfides. The tests were successfully completed resulting in recovery of 97% of gold and 95% of silver contained.

Commencement of mining and milling is anticipated as soon as the 729 drift to Hunter shafts tunnel and the 7th to 5th level raise is completed. Initial mining and milling is projected at a rate of 60 to 80 tons per day.

Liquidity and Capital Resources

As of October 31, 1997, the Company had a working capital deficiency of $371.00 (defined as current assets less current liabilities) which represents a net increase in working capital of $21,227 from July 31, 1997. As was explained in the Company's 10-KSB, the Company is in a precarious financial condition and there is no assurance whatsoever that the Company will be able to continue as a going concern or that any of its plans with respect to its gold mining properties will come to fruition. The Company, in order to continue its mine program must obtain substantial financing. While management is seeing such financing through joint venture partners, private placement of its shares and other arrangements, there is no assurance that management will succeed therein. It should be emphasized that the Company's financial condition has remained critical since the date of the last 10-KSB and that in order to survive, the Company will need an infusion of capital within the near future.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     None.


Item 2. Changes in Securities and Use of Proceeds

During the quarter ended October 31, 1997, the Company issued the following shares of its common stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: In August 1997, the Company sold an aggregate of 88,500 shares to seven individuals for an aggregate of $40,000. In September 1997, the Company sold an aggregate of 292,722 shares to 16 individuals for an aggregate of $135,000 and issued 25,000 shares to an employee for services rendered. In October 1997, the Company sold an aggregate of 53,111 shares to three individuals for an aggregate of $26,000 and issued 38,446 shares to one individual for 10% cash commission $8,760 and expenses of $4,696 totalling $13,465.


Item 3. Defaults Upon Senior Securities

     None.


Item 4. Submission of Matters to a vote of Security Holders

     None.


Item 5. Other Information

     None


Item 6. Exhibits and Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                              LEADVILLE MINING & MILLING CORP.
                              Registrant

                              By: /s/ Gifford Dieterle
                                  -------------------------------
                                  Gifford Dieterle
                                  Treasurer/Secretary


Date: December 19th, 1997