Form 10QSB
period 1998-01-31
LEADVILLE MINING & MILLING CORP
filed 1998-03-16
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from _________ to

                         Commission File Number: 0-13078

                       LEADVILLE MINING AND MILLING CORP.
             (Exact name of registrant as specified in its charter)


          NEVADA                                              #13-3180530
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)

  76 BEAVER STREET, NEW YORK, NEW YORK                           10005
(Address of Principal Executive Offices)                       (Zip Code)

Issuer's  Telephone Number, Including Area Code              (212) 344-5158

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes _X_                   No ___

Indicate the number of shares outstanding of each the issuer's classes of common equity as of the latest practicable date.

       Class                                    Outstanding  at January 31, 1998

Common Stock, par value                                15,631,188 Shares
  $.001 per share

Transitional Small Business Format (check one);   Yes ___       No  _X_

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

     The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended January 31, 1998.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended July 31, 1997.

     The results reflected for the three months ended January 31, 1998 are not necessarily indicative of the results for the entire fiscal year.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                JANUARY 31, 1998
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Cash                                                                $   48,353
  Loan Receivable                                                          2,574
  Other Current Assets                                                       200
                                                                      ----------
Total Current Assets                                                      51,127

Property and Equipment (Net of
  Accumulated Depreciation of $347,316)                                1,358,335
                                                                      ----------

Other Assets:
  Mining Reclamation Bonds                                                11,000
  Security Deposit                                                         3,667
                                                                      ----------
Total Other Assets                                                        14,667

Total Assets                                                          $1,424,129
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accrued Expenses and Taxes                                        $    63,745
                                                                    -----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 15,631,188 Shares                                        15,631
  Capital Paid In Excess of Par Value                                 7,280,319
  Deficit Accumulated in the Development Stage                       (5,935,566)
                                                                    -----------
Total Stockholders' Equity                                            1,360,384
                                                                    -----------
Total Liabilities and Stockholders' Equity                          $ 1,424,129
                                                                    -----------


    The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                                                                    For The Period
                                                  Three Months Ended                   Six Months Ended            September 17,1982
                                                      January 31,                         January 31,                 (Inception)
                                             ------------------------------      -------------------------------           To
                                                 1998               1997              1998             1997         January 31, 1998
                                             -------------     -------------     -------------     -------------    ----------------
Revenues:
  Interest Income                             $         226     $         194     $         442     $         414     $     708,676
Miscellaneous                                          --                --                --                --              24,706
                                               -------------    -------------     -------------     -------------     -------------
    Total Revenues                                      226               194               442               414           733,382
                                               -------------     -------------     -------------     -------------     -------------

Costs and Expenses:
  Mine Expenses                                     183,467            73,734           341,235           163,735         2,022,861
  Selling, General and
    Administrative Expenses                          48,061            66,256            83,041           261,424         4,161,373
  Depreciation                                        1,242             1,216             2,484             3,156           347,316
  Loss on Write-Off of
    Investment                                         --                --                --                --              10,000
  Loss on Joint Venture                                --                --                --                --             101,700
                                               -------------    -------------     -------------     -------------     -------------

  Total Costs and                                   232,770           141,206           426,760           428,315         6,643,250
                                              -------------     -------------     -------------     -------------     -------------
       Expenses
Loss Before Provision
  For Income Taxes                                 (232,544)         (141,012)         (426,318)         (427,901)       (5,909,868)

Provision For Income                                    344              --               1,032               688            25,698
                                              -------------     -------------     -------------     -------------     -------------
Taxes
Net Loss                                      $    (232,888)    $    (141,012)    $    (427,350)    $    (428,589)    $  (5,935,566)
                                              =============     =============     =============     =============     =============

Net Loss Per Share                            $       (0.02)    $       (0.00)    $       (0.03)    $       (0.00)
                                              =============     =============     =============     =============
Average Common
Shares Outstanding                               15,392,596       132,804,988        15,034,730       132,612,947
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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months Ended         For The Period
                                                             January 31,          September 17, 1982
                                                      --------------------------     (Inception)
                                                                                          To
                                                          1998           1997      January 31, 1998
                                                      -----------    -----------   ----------------
Cash Flow From Operating Activities:
  Net Loss                                            $  (427,350)   $  (428,589)   $(5,935,566)
  Adjustments to Reconcile Net Loss to
    Net Cash Used By Operating Activities:
      Depreciation                                          2,484          3,156        347,316
      Loss on Write-Off of Investment                        --             --           10,000
      Loss From Joint Venture                                --             --          101,700
      Value of Common Stock Issued For Services            14,596          3,858      1,476,154
      Compensation Portion of Options Exercised            33,475         98,000        294,975
      Changes in Operating Assets and Liabilities:
        Decrease in Prepaid Expenses                         --           50,212           --
        (Increase) Decrease in Other Current Assets           776           (179)          (200)
        (Increase) in Security Deposit                       --             --           (3,667)
        Increase  in Accrued Expenses  and Taxes            7,835          4,155         63,745

Net Cash Used By Operating Activities                    (368,184)      (269,387)    (3,645,543)

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                         --           (3,500)    (1,705,650)
  Investment in Joint Venture                                --             --         (101,700)
  Investment in Privately Held Company                       --             --          (10,000)

Net Cash Used By Investing Activities                        --           (3,500)    (1,817,350)


    The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                        For The Period
                                                                 Six Months Ended     September 17, 1982
                                                                   January 31,            (Inception)
                                                           -------------------------           To
                                                               1998         1997       January 31, 1998
                                                           -----------   -----------   ----------------
Cash Flow From Investing Activities:
  (Increase) Decrease in Loans Receivable                  $     3,252   $     7,908     $   (2,574)
  Increase in Loans Payable - Officers                            --            --           18,673
  Repayment of Loans Payable - Officers                           --            --          (18,673)
  Proceeds From Sale of Common Stock                           385,775       261,181      5,938,833
  Commissions on Sale of Common Stock                             --            --           (5,250)
  Expenses of Initial Public Offering                             --            --         (408,763)
  Combined Purchase of Certificate of Deposit-Restricted          --            --           (5,000)
  Combined Purchase of Mining Reclamation Bond                    --            --           (6,000)
                                                           -----------   -----------    -----------

Net Cash Provided By Financing Activities                      389,027       269,089      5,511,246
                                                           -----------   -----------    -----------

Increase (Decrease) In Cash and Cash Equivalents                20,843        (3,798)        48,353

Cash and Cash Equivalents - Beginning                           27,510        34,857           --
                                                           -----------   -----------    -----------

Cash and Cash Equivalents - Ending                         $    48,353   $    31,059    $    48,353
                                                           ===========   ===========    ===========

Supplemental Cash Flow Information:
  Cash Paid For Interest                                   $      --     $      --             --
                                                           ===========   ===========


  Cash Paid For Income Taxes                               $       344   $       688    $    24,459
                                                           ===========   ===========    ===========

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                               $   101,860   $    24,297    $   165,007
                                                           ===========   ===========    ===========

Issuances of Common Stock as
  Payment For Expenses                                     $    14,596   $      --      $    21,562
                                                           ===========   ===========    ===========

Issuance of Common Stock For
  Acquisition of Property and Equipment                    $      --     $     4,500    $     4,500
                                                           ===========   ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1998
                                   (Unaudited)

NOTE 1 - Basis of Presentation

     In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

     Moreover these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at and for the fiscal year ended July 31, 1997.

     Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Statement on Forward-Looking Statements

Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements", as defined in Section 21E of the Securities and Exchange Act of 1934, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein including, but not limited to, risks relating to changing economic conditions, changes in the prices of minerals and the results of testing and actual mining.

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

Mine expenses increased by $109,733 (approximately 59.8%) from $73,734 during the three months ended January 31, 1997 to 183,467 during the three months ended January 31, 1998. Management believes that this increase in mine expenses was due primarily to additional labor costs, exploration, equipment, parts and supplies.

Selling, general and administrative expenses decreased by $18,195 (approximately 37.9%) from $66,256 during the three months ended January 31, 1997 to $48,061 during the three months ended January 31, 1998. Management believes that this decrease in selling, general and administrative expenses was due primarily to a decrease in financial costs.

As a result of mine expense increases, and a small decrease in the cost of selling and administration, the net loss increased by $91,876 (approximately 39.4%) from $141,012 during the three months ended January 31, 1997 to $232,888 during the three months ended January 31, 1998.

During the three months ending January 31, 1998, the Company continued to drive the escape tunnel towards the Hunter shaft target. The tunnel has reached a point very close to its final destination. It has been provided with rail track, air vent, compressed air pipe, water line and electric cable.

Exploration continued with sampling and assaying at numerous points in the mineralized area. Precious metals were found to be commercial. The ore crusher has been furnished with a low voltage starter. The mill has been tested and is ready for commercial operation.

Liquidity and Capital Resources

As of January 31, 1998, the Company had a working capital deficiency of $12,618 (defined as current assets less current liabilities) which represents a net decrease in working capital of $12,989 from October 31, 1997. As was explained in the Company's 10-KSB, the Company is in a precarious financial condition and there is no assurance whatsoever that the Company will be able to continue as a going concern or that any of its plans with respect to its gold mining properties will come to fruition. The Company, in order to continue its mine program must obtain substantial financing. While management is seeing such financing through joint venture partners, private placement of its shares and other arrangements, there is no assurance that management will succeed therein. It should be emphasized that the Company's financial condition has remained critical since the date of the last 10-KSB and that in order to survive, the Company will need an infusion of capital within the near future.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     During the quarter ended January 31, 1998, the Company issued the following shares of its common stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. In November 1997, the Company sold an aggregate of 250,658 shares to ten individuals for an aggregate of $117,500. In December 1997, the Company sold an aggregate of 85,850 shares to five individual for an aggregate of $42,850 and issued 266,000 shares to one individual for 10% commission on cash sales and issued to two individual for expenses 99,000 shares for an aggregate of $34,650. In January 1998, the Company sold an aggregate of 51,000 shares to four individuals for an aggregate of $24,400.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a vote of Security Holders

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


                                LEADVILLE MINING & MILLING CORP.
                                Registrant



March 16, 1998                   By: /s/ GIFFORD A. DIETERLE
                                     -------------------------------------------
                                     Gifford Dieterle,  V.P./Treasurer/Secretary