Form 10QSB
period 1998-04-30
LEADVILLE MINING & MILLING CORP
filed 1998-06-15
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ____________ to

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

                   76 BEAVER STREET, NEW YORK, NEW YORK         10005
                (Address of Principal Executive Offices)       (Zip Code)

           Issuers Telephone Number, Including Area Code      212-344-5158

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES _X_         NO ___

Indicate the number of shares outstanding of each the issuers classes of common equity as of the latest practicable date.

       Class                                Outstanding at April 30, 1998
Common Stock, par value                           16,077,816 Shares
   $.001 per share

      Transitional Small Business Format (check one);    YES ___ NO _X_

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but included all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the nine months ended April 30, 1998.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended July 31, 1997.

     The results reflected for the nine months ended April 30, 1998 are not necessarily indicative of the results for the entire fiscal year.

                                      (2)

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                 APRIL 30, 1998
                                   (Unaudited)

                                     ASSETS
Current Assets:
  Cash                                                              $    16,785
  Loan Receivable                                                         2,640
  Other Current Assets                                                      349
                                                                    -----------
         Total Current Assets                                            19,774
                                                                    -----------
Property and Equipment (Net of
  Accumulated Depreciation of $348,736)                               1,356,915
                                                                    -----------

Other Assets:
  Mining Reclamation Bonds                                               11,000
  Security Deposit                                                        3,667
                                                                    -----------
Total Other Assets                                                       14,667
                                                                    -----------
Total Assets                                                        $ 1,391,356
                                                                    ===========

                       LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
  Accrued Expenses and Taxes                                        $    75,121
                                                                    -----------

Commitments and Contingencies

Stockholders Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 16,077,816 Shares                                        16,078
  Capital Paid In Excess of Par Value                                 7,441,399
  Deficit Accumulated in the Development Stage                       (6,141,242)
                                                                    -----------
            Total Stockholders Equity                                 1,316,235
                                                                    -----------
Total Liabilities and Stockholders' Equity                          $ 1,391,356
                                                                    ===========

The accompanying notes are an integral part of the financial statements.

                                      (3)

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                   For The Period
                                          Three Months Ended              Nine Months Ended      September 17,1982
                                              April 30,                       April 30,             (Inception)
                                    ----------------------------    ----------------------------         To
                                        1998            1997            1998            1997       April 30, 1998
                                    ------------    ------------    ------------    ------------   --------------
Revenues:
  Interest Income                   $        187    $        192    $        630    $        606    $    708,864
  Miscellaneous                             --              --              --              --            24,706
                                    ------------    ------------    ------------    ------------    ------------

    Total Revenues                           187             192             630             606         733,570
                                    ------------    ------------    ------------    ------------    ------------

Costs and Expenses:
  Mine Expenses                          109,225          79,510         339,777         243,245       2,063,490
  Selling, General and
    Administrative Expenses               95,046         130,307         288,771         391,731       4,325,016
  Depreciation                             1,420           1,578           3,904           4,734         348,736
  Loss on Write-Off of
    Investment                              --              --              --              --            10,000

  Loss on Joint Venture                     --              --              --              --           101,700
                                    ------------    ------------    ------------    ------------    ------------

  Total Costs and
     Expenses                            205,691         211,395         632,452         639,710       6,848,942
                                    ------------    ------------    ------------    ------------    ------------


Loss Before Provision
  For Income Taxes                      (205,504)       (211,203)       (631,822)       (639,104)     (6,115,372)

Provision For Income
  Taxes                                      172            --             1,204             688          25,870
                                    ------------    ------------    ------------    ------------    ------------


Net Loss                            $   (205,676)   $   (211,203)   $   (633,026)   $   (639,792)   $ (6,141,242)
                                    ============    ============    ============    ============    ============



Net Loss Per Share                  $      (0.01)   $      (0.02)   $      (0.04)   $      (0.05)
                                    ============    ============    ============    ============

Average Common Shares Outstanding     15,908,794      13,722,543      15,326,085      13,318,502
                                    ============    ============    ============    ============



The accompanying notes are an integral part of the financial statements.


                                      (4)

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                   For The Period
                                                                                 September 17, 1982
                                                            Nine Months Ended       (Inception)
                                                               April 30,                To
                                                      --------------------------   --------------
                                                         1998           1997       April 30, 1998
                                                      -----------    -----------   --------------
Cash Flow From Operating Activities:
  Net Loss                                            $  (633,026)   $  (639,792)   $(6,141,242)
  Adjustments to Reconcile Net Loss to
    Net Cash Used By Operating Activities:
      Depreciation                                          3,904          4,734        348,736
      Loss on Write-Off of Investment                        --             --           10,000
      Loss From Joint Venture                                --             --          101,700
      Value of Common Stock Issued For Services            39,596         43,800      1,501,154
      Compensation Portion of Options Exercised            33,475        123,432        294,975
      Changes in Operating Assets and Liabilities:
        Decrease in Prepaid Expenses                         --           51,408           --
        (Increase) Decrease in Other Current Assets           627           (406)          (349)
        (Increase) in Security Deposit                       --             --           (3,667)
        Increase (Decrease) in Accrued Expenses
          and Taxes                                        19,211        (15,258)        75,121
                                                      -----------    -----------    -----------

Net Cash Used By Operating Activities                    (536,213)      (432,082)    (3,813,572)
                                                      -----------    -----------    -----------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                         --           (3,500)    (1,705,650)
  Investment in Joint Venture                                --             --         (101,700)
  Investment in Privately Held Company                       --             --          (10,000)
                                                      -----------    -----------    -----------

Net Cash Used By Investing Activities                        --           (3,500)    (1,817,350)
                                                      -----------    -----------    -----------



The accompanying notes are an integral part of the financial statements.



                                      (5)

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                        For The Period
                                                                                      September 17, 1982
                                                               Nine Months Ended         (Inception)
                                                                    April 30,                To
                                                           --------------------------   --------------
                                                              1998           1997       April 30, 1998
                                                           -----------    -----------   --------------
Cash Flow From Investing Activities:
  (Increase) Decrease in Loans Receivable                  $     3,186    $    (1,223)   $    (2,640)
  Proceeds of Loans Payable - Officers                            --             --           18,673
  Repayment of Loans Payable - Officers                           --           (9,673)       (18,673)
  Proceeds From Sale of Common Stock                           522,302        450,131      6,075,360
  Proceeds From Exercise of Options                               --            9,673           --
  Commissions on Sale of Common Stock                             --             --           (5,250)
  Expenses of Initial Public Offering                             --             --         (408,763)
  Combined Purchase of Certificate of Deposit-Restricted          --             --           (5,000)
  Combined Purchase of Mining Reclamation Bond                    --             --           (6,000)
                                                           -----------    -----------    -----------

Net Cash Provided By Financing Activities                      525,488        448,908      5,647,707
                                                           -----------    -----------    -----------

Increase (Decrease) In Cash                                    (10,725)        13,326         16,785

Cash - Beginning                                                27,510         34,857          --
                                                           -----------    -----------    -----------

Cash - Ending                                              $    16,785    $    48,183    $    16,785
                                                           ===========    ===========    ===========

Supplemental Cash Flow Information:
  Cash Paid For Interest                                   $      --      $      --             --
                                                           ===========    ===========    ===========

  Cash Paid For Income Taxes                               $     1,204    $       688    $    25,319
                                                           ===========    ===========    ===========

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                               $   101,860    $    35,765    $   211,557
                                                           ===========    ===========    ===========

Issuances of Common Stock as
  Payment For Expenses                                     $    39,596    $      --      $    46,562
                                                           ===========    ===========    ===========

Issuance of Common Stock For
  Acquisition of Property and Equipment                    $      --      $     4,500    $     4,500
                                                           ===========    ===========    ===========


The accompanying notes are an integral part of the financial statements.


                                      (6)

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 1998
                                   (Unaudited)



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

     Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.



                                      (7)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Cautionary Statement on Forward-Looking Statements

Except for the historical information contained herein, certain of the matters discussed in this quarterly report are forward-looking statements, as defined in
Section 21E of the Securities and Exchange Act of 1934, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein including, but not limited to, risks relating to changing economic conditions, changes in the prices of minerals and the results of testing and actual mining.

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

Mine expenses increased by $29,715 (approximately 37.4%) from $79,510 during the three months ended April 30, 1997 to $109,225 during the three months ended April 30, 1998. Management believes that this increase in mine expenses was due primarily to an increase in labor costs, equipment, and supplies.

Selling, general and administrative expenses decreased by $35,261 (approximately 27.1%) from $130,307 during the three months ended April 30, 1997 to $95,046 during the three months ended April 30, 1998. Management believes that this decrease in selling, general and administrative expenses was due primarily to a decrease in financial costs.

As a result of mine expense increases, and a decrease in the cost of selling and administration, the net loss decreased by $5,527 from $211,203 during the three months ended April 30, 1997 to $205,676 during the three months ended April 30, 1998.

During the 3 months ended April 30, 1998, the Company completed the 729 drift and commenced the connecting raise between the 7th and 5th levels. The raise project is proceeding slowly due to the instability of the rock walls and the danger posed to the men.



                                      (8)

Sampling and assaying of veins in the 729 drift provided evidence of the northward continuation of B-Zone mineralization where, high grade gold was encountered at locations T-1 and T-2. The 7th to 5th level raise is considered to be the last phase of the operation prior to commercial operations.

Liquidity and Capital Resources

As of April 30, 1998, the Company had a working capital deficiency of $55,347 defined as current assets less current liabilities) which represents a net decrease in working capital of $42,729 from January 31, 1998. As was explained in the Company's 10KSB, the Company is in a precarious financial condition and there is no assurance whatsoever that the Company will be able to continue as a going concern or that any of its plans with respect to its gold mining properties will come to fruition. The Company, in order to continue its mine program must obtain substantial financing. While management is seeing such financing through joint venture partners, private placement of its shares and other arrangements, there is no assurance that management will succeed therein. It should be emphasized that the Company's financial condition has remained critical since the date of the last 10-KSB and that in order to survive, the Company will need an infusion of capital within the near future.


                                      (9)

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     None


Item 2. Changes in Securities and Use of Proceeds

     During the quarter ended April 30, 1998, the Company issued the following shares of its common stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. In February 1998, the Company sold an aggregate of 116,794 shares to 9 individuals for an aggregate $50,166 and issued 71,428 shares to one individual for expenses of $25,000. In March 1998, the Company sold an aggregate of 117,945 shares of 10 individuals for an aggregate of $42,000 In April 1998, the Company sold an aggregate of 140,462 shares to 8 individuals for an aggregate of $44,360.


Item 3. Defaults Upon Senior Securities

     None


Item 4. Submission of Matters to a Vote of Security Holders

     None


Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     None



                                      (10)

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



                                            LEADVILLE MINING & MILLING CORP.
                                                                     Registrant


                                            By: /s/ Gifford Dieterle
                                                ------------------------------
                                                     Gifford Dieterle
                                                      Treasurer/Secretary






Date: June 15, 1998


                                      (11)