Form 10KSB
period 1998-07-31
LEADVILLE MINING & MILLING CORP
filed 1998-11-02
CIK 726845

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 1998

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

Issuer's telephone number: (212) 344-2785

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

State issuer's revenues for its most recent fiscal year.  $ 1,377

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($.47) and asked ($ 50) price of the issuer's Common Stock as of October 26, 1998 was $1,055,315, based upon the average between the closing bid and asked price ($ 0.485) multiplied by the 14,547,041 shares of the issuer's Common Stock held by non-affiliates as of October 28, 1998. (In computing this number, issuer has assumed all holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 28, 1998: 17,476,796

                DOCUMENTS INCORPORATED BY REFERENCE See Item 13.

         Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                       LEADVILLE MINING AND MILLING CORP.

                                   Form 10-KSB

PART I              Table of Contents                                      Page
------              -----------------                                      ----
Glossary                                                                   (iii)
Item 1.             Description of Business                                    1

Item 2.             Description of Properties                                  2

Item 3.             Legal Proceedings                                         10

Item 4.             Submission of Matters to a Vote of                        10
                    Security Holders
Part II

Item 5.             Market for Company's Common                               10
                    Equity and Related Stockholder Matters

Item 6.             Management's Discussion and Analysis of                   11
                    Financial Condition and Results of Operations

Item 7.             Financial Statements                                      12

Item 8.             Changes in and Disagreement with Accountants              15
                    on Accounting and Financial Disclosure

Part III

Item 9.             Directors, Executive Officers, Promoters                  15
                    and Control Persons; Compliance with
                    Section 16(a) of the Exchange Act.

Item 10.            Executive Compensation                                    17

Item 11.            Security Ownership of Certain Beneficial                  18
                    Owners and Management

Item 12.            Certain Relationships and Related Transactions            19

Item 13.            Exhibits and Reports on Form 8-K                          20

Signatures                                                                    21
Supplemental Information
Financial Statements                                                         F-1

                           GLOSSARY OF TECHNICAL TERMS

Backfilling:               Putting waste rock in an open stope.

Ball Mill:                 Instrument which reduces rock to powder form.

Blanket Ore:               Ore,  which usually lies  horizontal in the form of a
                           sedimentary bed.

Brecchia Pipe:             A funnel of  broken  rock  descending  into the earth
                           (along a fault line) through which mineralizing solutions may rise.

Contact Metamorphic
Type of Deposit:           Where   minerals   result   from  ion   exchange   or
                           replacement between an intrusive igneous rock and a host rock.

CuSO(4):                   Copper Sulfate.

Feeder Veins:              Small veins.

Floatation Plant:          Mechanical  system that separates  valuable  minerals
                           from rock powder using chemical solutions.

Gravity Plant:             Mechanical  system that separates  valuable  minerals
                           from rock powder using the force of gravity for separation.

Hydrometallurgical
Plant: A smelter that reduces sulfide faults converging from different directions.

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

MNSO(4):                   Manganese Sulfate.


                                     (iii)

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

Open Stope:                A mined area that remains as an open space.

OPT:                       Ounces per ton.

Patented Claim:            Privately owned mineral land.

PbSO(4):                   Lead Sulfate.

Place Claim:               Claim on which  minerals are found in sand and gravel
                           - on surface.

Positive Ore:              Ore that is proven (same as proven).

Probable Ore:              Inferred ore. Ore which is believed to exist, but not
                           fully proven.

Proven Ore:                Minerals that are determined to be recoverable.

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

ZNSO(4):                   Zinc Sulfate.

                                     PART I



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

During the past year, the Company completed the Hopemore to Hunter Tunnel and commenced the connecting raise between the 7th and 5th levels.

At this time, assuming that the Company is able to obtain adequate funding (see "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources"), management believes that the Company's Hopemore-Comstock, Hunter and Penn Groups may be explored with positive results. If ore is discovered in sufficient quantity it could be processed at the Company's custom mill which is prepared to process ores at a rate of 180 tons per day; expandable to 300 tons per day as required; or at the ASARCO Black Cloud Mill by agreement (the "ASARCO Agreement"). Management has signed an agreement whereby ASARCO Incorporated ("ASARCO") may perform milling at ASARCO's Black Cloud Unit. All activity at the mine or mill would be performed by persons employed by the Company. Since September 1, 1997, the ASARCO Agreement, by its terms, is terminable by either party upon 60 day's written notice. Notwithstanding the foregoing, the Agreement shall not be extended beyond June 30, 2000. See "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

In the event that sufficient ore is discovered and processed, concentrates of metallic minerals containing gold (AU), silver (AG), Lead (PB), zinc (ZN) and copper (CU) would be processed (smeltered) at ASARCO's smelter in East Helena, Montana or, other possible smelters in the United States or Canada.

The Mine Safety Health Administration requires that all underground mines have at least two shafts that communicate with mine operating areas. During fiscal 1997, the second exit, Hunter shaft was completed. The Company commenced exploration of potential mineral horizons on the 7 level, including gold-bearing minerals in the "B-Zone" and other locations associated with the #4 vein. During the period of 1997 and 1998, long-hole drilling at the B-Zone location resulted in the discovery of an area of mineralization. The minerals located were discovered in the lower part of the Parting Quartzite, in its shaly member. Management believes that based on the initial long hole drilling results, mineralization extends upward, into the Dyer dolomite and downward into the Manitou dolomite. Long hole drilling resulted in a preliminary average grade of
1.29 oz. gold per ton in a limited portion of the mineralized zone.

In the event that ore is discovered in sufficient quantity, it is estimated that the cost to establish a viable mining and milling operation capable of up to 180 tons per day on a continuous and long term basis, will require approximately $1,002,000 in capital. These funds would be applied towards mining and milling, in addition to the continued exploration of the B-zone and other suitable locations. There can be no assurance that sufficient ore will be discovered, that extraction will be economically feasible or that additional funding can be obtained, if necessary (see "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations).

Competition

While there is intense competition in the acquisition of viable mining properties, the Company already has the properties that it intends to explore and is not currently involved in further property acquisition. The Company believes that there is no material competition in the sale of mineral concentrates because the prices for mineral concentrates are based upon standards established by the commodity exchange (London Metals Exchange market).

Employees

As of July 31, 1998, the Company has 10 full time employees, consisting of 2 executive officers, 7 mine laborers and 1 administrative personnel.

Item 2.  Description of Properties

The Company owns the following mining claims, all of which are located in California Mining District, Lake County, Colorado.

                                 Patented Claims

                                                          Type of     Percent Of
Name                       Claim No.        Acreage       Claim       Ownership
----                       ---------        -------       -----       ---------
Belle Placer               02778            120.860       Placer         62.5
Pueblo                     12718             36.534       Lode           75.0
Chicago                    01295             10.020       Lode           50.0
New York                   01294             10.140       Lode           50.0
Mikado                     08015              9.250       Lode          100.0
Little Bertha              00504              8.380       Lode            3/8
Free America #2            01177              4.210       Lode            3/4
Emma                       00756              8.270       Lode            3/8
Colman                     09747              1.446       Lode          44/50
Little Galesburg           01176              6.000       Lode            1/8
Highland Chief             00429              2.097       Lode          100.0
Robert Burns               00538              9.859       Lode          100.0
Highland Mary              00539              6.600       Lode          100.0
President                  08942              6.900       Lode           1/16
J.G. Fraction              13251              1.727       Lode          31/96
Ballard                    00589              3.190       Lode         23/144

                                Unpatented Claims

                           Book/                          Type        Percent Of
Name                       Page No.          Acreage      Of Claim    Ownership
----                       --------          -------      --------    ---------
Columbine                  437/180            7.310       Lode          100.0
Judy                       437/181           17.990       Lode          100.0
New Comstock #1            433/191           20.661       Lode          100.0
New Comstock #2            433/191           20.661       Lode          100.0


The Company additionally owns 20.73 acres located in the same area, namely, the California Mining District, Lake County, Colorado on which its mill site for processing of ore is located.

The Company owns the foregoing claims as indicated. The Company has not formed any partnership regarding these claims, nor are there any associations whereby profits or expenses are to be shared. The claims are located approximately 2.5 miles northeast of the town of Leadville, Colorado by County Road. The principal acreage forms a contiguous group and is located on a prominent topographic feature known as Breece Hill. See below.

The mill is a 180-ton per day flotation/gravity plant. The Company has purchased an additional ball mill of 120 tons per day capacity that is at the mill site and ready to be installed. The plant would have total capacity of 300 tons per day when the second mill has been put into place.

The plant is situated on a 20.73 acre mill site and has an approved tailing disposal location. The plant has been pilot tested and is ready for production. All necessary permits to operate have been granted and are current.

Construction of the mill began in 1987 and was completed in August of 1989. It was the Company's intent to do fee milling for other companies while the federally mandated construction of the mine second exit was in progress. However, the recession in the mining industry, which the Company could not predict, and the resulting lower metal prices essentially eliminated the possibility of custom milling. The mill is on a stand-by basis and has been since its completion. The Company has discussed custom milling with many potential shippers of ore, but transportation costs from any mines not in the Leadville District have proved to be prohibitive. The Company anticipates that the mill will be able to process both sulfide and oxide minerals. The ASARCO mill will process sulfide minerals only. (See "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources"). The ASARCO agreement is still in effect. Should it terminate, the Company believes that its own mill can handle all types of minerals mined.

The Company has employed a man with mill experience whose duties will be to operate the Company's reduction plant. The initial mill feed will be development-grade, gold bearing material from the B-Zone location. As the B-Zone is further evaluated, and if results are favorable, commercial high-grade ore from that location will be processed exclusively. The mill has processed approximately 600 tons of material from old tailing piles and recovered 20 to 30 ounces of gold, with unknown amounts of silver and lead. The mill is presently in a condition whereby it can efficiently recover gold; silver and lead from newly mined ore.

History Hopemore Mine

The Leadville mining district is located 100 miles west of Denver, Colorado in the heart of the Rocky Mountains. The weather is harsh with long winters and short summers.

The Company's properties are within the high gold zone of the Leadville district, which was dominated by the Ibex Mines on Breece Hill. The high gold zone has produced approximately 3 million ounces of gold. The average grade of ore from the Hopemore area is not known. On adjacent properties a weighted average of siliceous precious metal ore shipments from the Garbutt Lode and South Ibex Stockwork between 1913 and 1922 is 0.850 OPT Au, and 4.97 OPT Ag from 63,796 tons.

Historically, the Company's properties were worked as two separate mining areas, the Hopemore shaft in the Ibex area and the Penn Group area further west; and the ores were not concentrated by milling but were shipped directly to the Arkansas Valley Smelter in Leadville.

Work by the Company started in 1984 with acquisition of the Comstock Hopemore Group of claims. Retimbering of the entire Hopemore shaft followed along with establishment of the new 7th level, partial rehabilitation of the other levels, several raises, the 5th level connection with the Hunter shaft, construction of a mill and the present retimbering of the Hunter escape shaft.

The Hopemore shaft was worked as part of the Ibex mines until approximately 1902. The Hopemore shaft was sunk in 1907 to reach the 7th level of the Ibex No. 4 mine. Large replacement ore bodies in the Leadville dolomite (Blue limestone) lie on the hanging wall side (southwest) of the Ibex No. 4 vein. The ore is associated with a large magnetite skarn replacement body in the Leadville dolomite. The Leadville dolomite on the footwall (east) side of the Ibex No. 4 vein was mined via the Hunter Shaft.

Ground conditions in the district generally do not allow open stopes, therefore, square setting and backfilling with waste of low-grade ore was commonly practiced. When the large ore bodies of the Hopemore were mined, zinc sulfide ore was of no value. High zinc ore was penalized at the local lead smelter, and it is believed that much of the backfill may be high-grade (+12%) zinc mineralization.

Mineralized Material

Tons         Au in OPT       Ag in OPT     %PB       %ZN        %Cu
----         ---------       ---------     ---       ---        ---

121,200        0.178           8.63        3.98      12.2       0.35
* 5,000        1.29            7.00

[Donald Wilson, August 14, 1989, report on Properties of Leadville Mining & Milling Corp. Donald Wilson, February 1994, Ore Reserves on Properties of Leadville Mining & Milling Corp. Mr. Wilson is the President of the Company.]

*    By exploratory drilling, 1977, 1988

                                     GEOLOGY

                               Exploration Targets

Hopemore Mine Exploration Target

The Hopemore area has been mined from the Ibex No. 7 level. The lower host rocks of the Manitou and Dyer formations are thought to remain unexplored. Steep sulfide veins commonly control the mineralized zones. Four veins have been identified which could feed replacement mineral bodies in these underlying formations. The potential mineral bodies are massive sulfide and could contain between 25,000 to 80,000 tons each of mineralized material. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993, Page 7].

The Company's holdings in the Hopemore area are in a location that should have good ground preparation for vein deposits. Vein mineralization is not limited to specific host rocks and may form minable bodies of mineralization. The veins in the gold belt of the Leadville district are generally low in base metals and higher in quartz and precious metals. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993, Page 7]. The expected tonnage from veins would be 5,000 to 25,000 tons of mineralized material. [Emmons, et. al., 1927.Fig.98, 99]

Penn Group Explorations Targets

The targets in the Penn Group area, west of the Hopemore, are gold rich magnetite skarns, massive sulfide replacement deposits below or west or the magnetite and vein deposits. The near surface gold rich magnetite skarn could be over one million tons of mineralized material. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993. Emmons, et.al. (P104,
1927)] The deeper massive sulfide target could be in the range of one to +four million tons of mineralized material. Vein type deposits; high in precious metals are also a possibility under the magnetite deposits. The expected tonnage from veins would be 5,000 to 25,000+ tons of mineralized material. [Thompson's Magnetic Anomaly Map (1990), Johansing, Plate 1, Magnetic Anamoly, Emmons, et.al. (P104, 1927)]

The Penn Group including the area to the southwest has not been thoroughly prospected. The Magnetic anomaly map (1990) of the Breece Hill area shows a large zone with an anomalously high magnetic signature which management believes to be a large body of magnetite skarn. Although the magnetite skarn is a contact metamorphic type of deposit it is usually found near sulfide mineralization.

In the adjacent mine, massive sulfide replacement bodies are often found next to bodies of rhyolite agglomerate, which is also known locally as Fragmental Porphyry. The Fragmental Porphyry is thought to form breccia pipes that were formed during the late stages of mineralization and were reamed out centrally to form mineralizing conduits. In numerous cases, magnetite is found peripheral to the massive sulfide deposits. Pyrite veins in the magnetite often carry high gold contents. Within the Leadville Mining District northeast trending veins are generally the best feeders for the massive sulfide blanket deposits. The White Prince Vein, which is mapped north of the Penn Group property, is northeast trending and on Johnasing's maps is correlated with the Pilot Fault.

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

These sedimentary rocks have been intruded by a series of sills and dikes and faulted, resulting in complex geology. The Company's properties are located on Breece Hill, which is a major intrusive center, and contain both gold, silver and base metal minerals.

Mineralized Material

Tons         Au in OPT    Ag in OPT     %PB        %ZN     %Cu
----         ---------    ---------     ---        ---     ---

121,200        0.178        8.63        3.98       12.2    0.35
  5,000        1.290        7.00
-------
126,200

80,000 tons of this total is based upon representations by Hopemore Mining Co. at cessation of mining activities in 1913. Another 30,000 tons is represented by the 640 "Zinc Stope" which is accessed by the 740 service raise and is above the Hopemore 6th level (old Ibex 7th level). 5,000 tons are assigned to the B-Zone. Other quantities of unknown size are assigned to seven other areas for which dimensions are unknown.

The B-Zone bedded structure which, is of unknown size and situated in the shale member of the Parting Quartzite and believed to exist in the Manitou and Dyer limestones assayed, 1.29 ounces of gold and 7.00 ounces of silver per ton over a length of 35 feet. The thickness of the shale bed measured 17 feet. [Donald L. Wilson, Report on the Properties of Leadville Mining & Milling Corp. August 14, 1989 P. 25. Scott Hazlitt, Evaluation of the Properties of Leadville Mining & Milling. Mr. Wilson is the President of the Company; and the initial results from the 1997 long hole-drilling Program.]

                        Location of Mineralized Material

   Tons  Area                  Au         Ag        Pb        Zn     Cu
   ----  ----                  --         --        --        --     --
             #4 Vein 7 level

    300  N 1/2 Block 428      0.14        8.4      2.65      4.40    0.55
    300  S 1/2 Block 428      0.40       16.0
    600  S 1/2 Block 441      0.11        9.2      1.95      7.90    1.30

             #4 Vein 6 level

    100  N 1/2 Block 428      0.78      45.90      2.40      4.10    0.70
    400  N 1/2 Block 428      0.16      13.20      2.10      4.70    0.35

             #4 Vein (North Split)

    600  N 1/2 Block 428      0.15      15.10      2.35      3.30    0.40
    200  N 1/2 Block 428      0.36      23.70      2.10      4.10    0.46

             7 level "B" Zone

      6  640 Stope Area

 17,325  Blocks 440,
                441           0.092      5.80      3.95     16.20    0.40

             7 level

  3,200  Block 475            0.11       9.70      4.25     16.00    0.35

             6 level

    500  Block 475            0.26       4.30      2.50      6.00    0.30


             #4 Vein 5 level

    300  S 1/2 Block 430 and
             N 1/2 Block
               441            0.07       9.10      1.55      2.90    6.30

---------------------------------------------------------------------------
121,200  Total                0.178      8.63      3.98     12.20    0.35

Gold Based Minerals - B-Zone, 7 level

  5,000  NW 1/4 Block 429
         Total                1.29       5.00       .50%      .50%    .79%
---------------------------------------------------------------------------
126,200  Tons Total

[Donald L. Wilson, Report on the Properties of Leadville Mining & Milling Corp. August 14, 1989. Mr. Wilson is the President of the Company.]

Weston Fault Massive Sulfide Exploration Targets

The Weston fault forms the western boundary of the down-dropped block that contains the deposits or the Black Cloud mine south and east of the Company's properties. The Hopemore-Hunter workings are separated from the Penn Group by the Weston fault that has had a complex history of movement. Early compressional tectonics are believed to have resulted in minor over thrusting and drag folding, possibly similar to that along the Tucson Main Fault on Iron Hill. Later normal faulting resulted in a near vertical structure with the east side down faulted. These two episodes of movement are believed to have produced two strands of the Western Fault. The ground between the two strands of the fault should have undergone good ground preparation and may contain the favorable carbonate section for massive sulfide blanket mineralization. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993, Page 8].

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

Planned Exploration

During fiscal 1999 the Company plans exploratory drilling in the NE 1/4 Block 427, 7th level and in the S 1/2, Block 995, 6th level. Block 427 represents an area of new potential; whereas, Block 995 would explore an upward and westward extension of the B-Zone. During 1998, exploration continued on the B-Zone location with encouraging results. Exploration of the D-Zone, Block 452, 7th level, resulted in the discovery of high-grade base-metal mineralization.

In addition to the exploration targets above, management is aware of additional targets of ore potential, some of which are listed below:

     A)   The   Hopemore-Hunter   mine  area  exploration  for  massive  sulfide
          replacement deposits and vein deposits near previously mined areas or in the underlying carbonate hosts.

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

Long hole drilling will continue on the B-Zone upward extension, level 6 Block 995 to determine size and shape of the mineral structure. The Weston Fault and #4 (Block 427, level 7) vein juncture also will be tested by tunnel or long hole drilling. The cost of the program is estimated to be $148,000 and, assuming adequate funding, will require approximately 12 months. The Company also plans to commence an exploratory tunnel from the Hopemore or Hunter shaft location to the New President shaft, located at the Penn Group of claims. This project will be long-term and require substantially more than one year. It is estimated that during fiscal 1999, its cost will be $150,000. See "Part II, Item 6.
Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources."

Item 3.  Legal Proceedings

     NONE

Item 4.  Submission of Matters to a Vote of Securityholders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1998.

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

The following table sets forth the range of high and low bid quotes of the Company's Common Stock per quarter for the past two fiscal years as reported by the OTC Bulletin Board (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessary represent actual transactions).

                          MARKET PRICE OF COMMON STOCK


Quarter Ending                                     High and Low Bid
--------------                                     ----------------

July 31, 1998                                  .5936             .4375
April 30, 1998                                 .65625            .4375
January 31, 1998                               .8125             .7500
October 31, 1997                              1.07               .75

July 31, 1997                                 1.1875             .75
April 11, 1997 through
  April 30, 1997                              1.3125             .375
February 1, 1997 through
  April 10, 1997*                              .115              .06
January 31, 1997*                              .135              .08
October 31, 1996*                              .16               .10
-------------------------------
* Prior to a reverse split of the Company's Common Stock on a one-for-ten basis effected on April 11, 1997.

     (b) Holders -- The approximate number of recordholders of the Company's Common Stock, as of October 26, 1998 amounts to 1564 inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding is 17,476,796 as of October 26, 1998.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement on Forward-Looking Statements

Except for the historical information contained herein, certain of the matters discussed in this annual report are "forward-looking statements," as defined in
Section 21E of the Securities Exchange Act of 1934, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein including, but not limited to, risks relating to changing economic conditions, changes in the prices of minerals and the results of testing and actual mining.

  The Company cautions readers that any such forward-looking statements are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements.

Fiscal 1998 Compared to Fiscal 1997

     Results of Operations

During the fiscal year ended July 31, 1998, the Company continued exploration and development activity at its gold/silver/base metal mining project in Colorado. The effort was mainly concentrated on driving an escape tunnel towards the Hunter shaft and commencing a vertical raise to connect the 5th and 7th levels. During this time, the Company did not receive revenue from its operations although it expended considerable sums for the development of its proposed mining and milling operation. (See "Liquidity and Capital Resources").

Exploration of the B-Zone by long hole drilling during 1998 continued on the Hopemore mine level #7 with encouraging results. Horizontal drilling indicated a continuation of high-grade gold mineralization both in a northerly and westerly direction. Core drilling of the D-Zone, Block 452, 7TH level resulted in discovery of a new base metal sulfide zone of mineralization. The exploration program for fiscal 1999 as currently projected consists of long hole drilling of NE 1/4 Block 427, 7th level and S 1/2 Block 995, 6th level. This project will require approximately 12 months (after funding) and cost an estimated $148,000.

Additional, Federally mandated requirements must be met during fiscal 1999. Before mining is permitted under the Federal safety laws, the #5 to #7 level raises must be completed. The estimated cost of this project is $78,000. 000.

The Company has, at present, approximately 126,200 tons of mineralized material containing varied amounts of gold, silver, lead, zinc and copper. Please refer to pages 7 and 8 "Location of Mineralized Material" The possible mineral potential of all the Company's properties, as indicated by Scott Hazlett, Consulting Geologist, ranges up to 5,000,000. The Company to date has completed only limited exploration of the Hopemore 7th level (by crosscut, raise, drift, and drill). Stopes, chutes, ore passes and handling facilities are in operational condition. Assuming that adequate funding is available, the Company is prepared to enter into a limited mining and milling schedule should sufficient mineralized material be discovered and extraction be determined to be economically profitable.

If sufficient ore is discovered during fiscal 1999, the Company would commence mining and milling at an initial pilot rate of 35-50 tons per day and, gradually increase tonnage as ore availability allows. To operate the mine and mill on a four-month pilot basis would cost an estimated $350,000. Cash flow is anticipated (but cannot be assured) during the fifth month after commencement of mining and milling.

Management believes that, in order to reach a mine/mill capacity of 300 tons per day, the Company would attempt to discover and develop, a one year supply of ore (120,000 tons). To fund the program an investment of approximately $120,000 would be required. The project would consist of the initial 480' segment of the 1700' tunnel planned to connect with the Penn Group claims. The tunnel will pass through carbonate host rocks (Blue Lime or White Lime) where potentially, large-scale mineralization may be encounted.

With Regards, to all estimates of mineral tonnage, additional geologic work is needed before a conclusion can be made that it is commercial material or, that ore exists.

The Company generated no revenues from operations during the fiscal years ended July 31, 1998 and 1997. There were de minimis non-operating revenues during these periods of $1,377 and $2,063, respectively. Over all, costs and expenses remained the same from fiscal 1997 to fiscal 1998. However, mine expenses increased by $97,495 (approximately 30.7%) from 1997 ($318,141) to 1998
($415,636). The increase in mine expenses resulted primarily from expanded work at the mine. Selling, General and administrative expenses decreased by $96,148 (approximately 19.9%) from 1997 ($482,380) to 1998 ($386,232) primarily due to a decrease in the cost of raising capital. As a result, the Company's net loss for 1998 was $807,181, which was $1,685 more than its 1997 loss of $805,496.

Liquidity and Capital Resources

As of July 31, 1998, the Company's current liabilities exceed its current assets by a ratio of approximately 3 to 1 and the Company had a working capital deficiency of $40,348. Therefore, the Company can only continue as a going concern in the event that it obtains additional capital. As noted above, management anticipates that it will need at least $1,002,000 to become commercially operational on a reduced scale and begin generating revenues from operations. To obtain such funding, management intends to raise additional capital through the sale of its securities and/or debt financing.

Specific plans to obtain financing for a full scale mining and milling operation will most likely include a combination of one or more of the following:

     1. Private placements of the Company's securities to institutions; private individuals and investment groups. During fiscal 1997, the Company raised approximately $657,597 through the sale of common stock. These investments have enabled the Company to complete the Hunter shaft, test the mill and do long-hole drilling and core drilling.

     2. A working arrangement with a mining company pursuant to which the Company would mine and the other company would mill, smelt and market the products. Under these conditions, the Company's cost would be concentrated on the mining effort only. The Company currently has such an agreement with ASARCO. The ASARCO agreement ran for an initial two-year term and, since September 1, 1997, the Agreement is cancelable by either party on 60 day's written notice and remains in force. Notwithstanding the foregoing, the Agreement would not extend beyond June 30, 2000. Pursuant to the Agreement, the Company would deliver metallic minerals to the ASARCO mill site six miles southeast of Leadville, Colorado. The price for the material would be based upon the London Metals Exchange market price, less certain deductions for treatment and impurities. In the event the ASARCO Agreement is canceled, the Company believes that its mill has flotation capacity to process sulfide ores.

Assuming that the Company is able to obtain funds from one or more of the above sources, planned activities over the next year, in order of priority, are as follows:

                                                                         Estimated Time Required
                                                                         to Complete (or Operating
                                                                         Time -  Production),
                  Activity                      Estimated Cost           Assuming Funding
                  --------                      --------------           ----------------
(a)   Complete level #7 to                        $ 78,000              4 Months
          level #5 raise

(b)   Exploration by tunnel
      to Penn Group minerals. Prove up
      120,000 tons of ore                         $150,000              6 Months (beginning of 1700"
                                                                              tunnel)
(c)   Continuation of long hole and core
      drilling on B-Zone; level 6 and
      Block 427,   level 7 to Weston Fault        $148,000             10 Months

(d)   Operate Mine & Mill                         $350,000              4 Months (prior to revenue)


Aside from the above planned activities, the Company's basic administrative capital needs (e.g. rent, salaries, utilities, etc.) are approximately $23,000 per month. Management has been funding these basic requirements and hopes to continue to fund these requirements through the private sale of its Common Stock. During the year ended July 31, 1998, the Company obtained approximately $657,597 from the private sale of Common Stock.

During the fiscal year the Company needs to raise $1,002,000 in order to complete the planned projects.

There is no assurance whatsoever that any of the Company's proposed plans to raise capital and otherwise fund operations will prove successful. The Company's inability to obtain sufficient funding will delay the Company's planned operations or, possibly, force the Company to go out of business.

Environmental Issues

Management does not expect that environmental issues will have an adverse material effect on the Company's liquidity or earnings. Before any mining development or mining exploration or construction of milling facilities could begin, it was necessary to meet all environmental requirements and to satisfy the regulatory agencies in Colorado that the Company's proposed procedures fell within the boundaries of sound environmental practice. The Company is bonded to insure procedures and reclamation of any areas disturbed by the Company's activities. In 1997, the Mined Land Reclamation Board reviewed the Company's permit and bond and determined that an increase in the bond was necessary. At that time, the Company placed an additional $6,000 in escrow against any future indemnity.

Part of the Leadville Mining District was declared a Superfund site. Several mining companies and one individual were declared defendants in a possible lawsuit. The Company was not named a defendant or Possible Responsible Party. The Company did respond in full detail to a lengthy questionnaire prepared by the Environmental Protection Agency ("EPA") regarding the Company's proposed procedures and past activities in November 1990. To the Company's knowledge, the EPA has initiated no further comments or questions.

The Company does include in all its internal revenue and cost projections a certain amount for environmental and reclamation costs on an ongoing basis. This amount is determined at a fixed amount of $1.50 per ton of material to be milled on a continual, ongoing basis to provide for further tailing disposal sites and to reclaim the tailings disposal sites in use. At this time, there does not appear to be any environmental costs to be incurred by the Company beyond those already addressed above. No assurance can be given that environmental regulations will not be changed in a manner that would adversely affect the Company's planned operations.

Year 2000 Computer Issue

At the present, and for the foreseeable future, management does not believe that computers will play a material role in the company's operations. At present, the Company only uses computers for simple tasks such as work processing. Accordingly, management does not believe that the potential year 2000 computer problem will materially affect the Company's current or planned operations. If and when the Company commences mining and milling operations, it will interact with outside entities such as suppliers, smelters, refiners and government agencies The Company is unable to predict whether the potential year 2000 computer problem will adversely affect these entities. It is conceivable, that if one or more of these entities is adversely affected by the potential year 2000 computer problem, the Company's operations might be adversely affected also.

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning the directors and executive officers of the Company:

                                           First
                                           Became
Name                         Age          Director    Position
----                         ---          --------    --------

Donald W. Wilson             70           9/22/82     President & Director

Gifford A. Dieterle          67           9/22/82     Executive Vice President,
                                                      Secretary, Treasurer
                                                      & Chairman of the Board

Robert Roningen              66           9/14/93     Vice President- Operations
                                                      & Director

Horst Scherp                 70           1/25/95     Director

Jack V. Everett              77           1/25/95     Director

Directors are elected at the meeting of shareholders called for that purpose and hold office until the next shareholders meeting called for that purpose or until their resignation or death. Officers of the corporation are elected by the directors at meetings called by the directors for its purpose.

DONALD W. WILSON, President and Director. His highest educational degree is a High School diploma obtained from Leadville High School in Leadville, Colorado in 1949. He additionally attended the Colorado School of Mines in 1969 on a non-matriculating basis, where he took courses in geology, surveying, mapping and mathematics. He did not graduate and therefore did not obtain a degree. His employment history since 1977 consists of the following: From May 1983 until the present, he has been President of the Company. From January 1981 to May 1983, he was mine and mill manager of the Franklin Mine, a gold mine in Colorado, which is owned by Franklin Consolidated Mining Company. From 1979 to 1980, M.S.T. Company - Rio Blanco Oil Shale Corporation, employed him as a project engineer. From 1977 to 1979, United Nuclear-Homestake Partnership, Inc., Grants, and New Mexico employed him as a superintendent of shaft sinking operation.

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934

To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended July 30, 1998, except that Gifford A. Dieterle, Donald W. Wilson, Robert Roningen, Horst Scherp and Jack V. Everett each failed to file one report concerning one transaction.

The following table shows all the cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Chief Executive Officer for such period in all capacities in which he served. No other Executive Officer received total annual salary and bonus in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                           Long-Term Compensation
                                                                               ----------------------------------------------
                                      Annual Compensation                             Awards                    Payouts
                              ---------------------------------                ---------------------     --------------------
        (a)                     (b)           (c)         (d)         (e)         (f)         (g)           (h)        (i)
------------------            -------       -------     -------    ---------   ---------    --------     ---------   --------
                                                                     Other     Restrict-                             All Other
                                                                     Annual     ed Stock                   LTIP      Compensa
Name and Principal                                                  Compen-      Award      Options       Payouts     -tion
    Position                   Year         Salary        ($)      sation($)      ($)         SARs          ($)         (i)
------------------            -------       -------     -------    ---------   ---------    --------     ---------   --------
Donald W. Wilson                1998         63,320       -0-          -0-        -0-       150,000         -0-        -0-
Chief Executive                 1997         54,586       -0-          -0-        -0-       350,000         -0-        -0-
  Officer                       1996         54,023       -0-          -0-        -0-       200,000         -0-        -0-

The following table sets forth information with respect to the Company's Executive Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

  (a)                       (b)                           (c)                  (d)                      (e)
-----------------------------------------------------------------------------------------------------------------
                                                     Percent of Total
                                                     Options/SARs
                          Options/                   Granted to
                          SARs                       Employed in           Exercise or Base          Expiration
Name                      Granted                    Fiscal Year           Price ($/SH)              Date
-----------------------------------------------------------------------------------------------------------------
Donald W. Wilson          150,000                        24.6%                $.22                  June 5, 2001
Gifford Dieterle          150,000                        24.6%                $.22                  June 5, 2001
Robert Roningen           150,000                        24.6%                $.22                  June 5, 2001
Jack Everett              150,000                        24.6%                $.22                  June 5, 2001
Horst Scherp               10,000                         1.6%                $.22                  June 5, 2001


The following table sets forth information with respect to the Company's Executive Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:


         Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR

  (a)                              (b)             (c)           (d)                   (e)
---------------------------------------------------------------------------------------------------
                                                                                   Value of
                                                              Number of            Unexercised
                                                              Unexercised          In-the-Money
                                                              Options/SARs         Option/SARs
                               Shares                         at FY-End(#)         at FY-End(#)
                               Acquired on       Value        Exercisable/         Exercisable/
     Name                      Exercise (#)      Realized     Unexercisable        Unexercisable
---------------------------------------------------------------------------------------------------
Donald W. Wilson                    -0-             -0-         700,000                --
Gifford Dieterle                    -0-             -0-         553,270                --
Robert Roningen                     -0-             -0-         500,000                --
Jack Everett                        -0-             -0-         225,000                --
Horst Scherp                        -0-             -0-          20,000              10,000

The following table sets forth information with respect to the Executive Officers concerning awards under long term incentive plans during the last fiscal year:

                                                             Estimated Future Payouts under Non-Stock
                                                             Price Based Plans
       (a)                (b)              (c)                  (d)              (e)               (f)
                                       Performance           --------------------------------------------
                      Number of        or Other
                      Shares, Units    Period Until
                      or Other         Maturation or         Threshold          Target           Maximum
      Name            Rights(#)        Payout                ($ or #)           ($ or #)         ($ or #)
      -----           ------------     -------------         ---------          --------         --------
Donald W. Wilson           -0-
Gifford Dieterle           -0-
Robert Roningen            -0-
Jack. Everett              -0-
Horst Scherp               -0-

Directors are not compensated for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners -- The persons set forth on the charts below are known to the Company to be the beneficial owners of more than 5% of the Company's outstanding voting Common Stock as of October 28, 1998.

     (b) Security Ownership of Management -- Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management as of October 28, 1998, is set forth on the charts below.

                       Name of                    Amount & Nature
                       Beneficial                 of Beneficial                     Approximate
Title of Class         Owner                      Ownership 10/28/98                Percentage(1)(2)
--------------         -----                      ------------------                ----------------
Common Stock           Donald W. Wilson               1,440,019(2)                         7.9%

Common Stock           Gifford A. Dieterle            1,543,157(2)(3)                      8.6%

Common Stock           Jack Everett                     225,000(2)                         1.3%

Common Stock           Robert Roningen                  800,000(2)(4)                      4.5%

Common Stock           Horst Scherp                      25,000(2)                          *

Common Stock           Richard Shevchenko               894,849(5)                         5.1%

All Officers and
Directors as a
Group (5)                                            4,033,1766(2)(3)(4)                  20.7%

---------

*    Less than one percent.

(1)  Based upon 17,476,796 shares issued and outstanding as of October 26, 1998.

(2) For Messrs. Wilson, Dieterle, Everett, Roningen and Scherp includes, respectively, 700,000 shares, 553,270 shares, 225,000 shares, 500,000 shares and 20,00 shares issuable upon exercise of options and/or warrants.

(3)  Includes shares owned by Mr. Dieterle's wife.

(4)  Includes shares owned by Mr. Roningen's wife and children.

(5)  Includes shares owned by Mr. Shevchenko's wife and children


Item 12. Certain Relationships and Related Transactions.

Effective April 11, 1997, the Company reverse split its outstanding shares of Common Stock on a one-for-ten basis and adjusted the terms of all-outstanding options and warrants accordingly. Unless the context specifically indicates otherwise, all references herein to Shares, options and warrants have been adjusted to take into account the reverse split.

On June 5, 1998, the Company issued the following options to certain officers and directors. Donald Wilson - option to purchase 150,000 shares; Gifford Dieterle - option to purchase 150,000 shares; Robert Roningen option to purchase 150,000 shares; Jack Everett -option to purchase 150,000 shares; Horst Scherp - option to purchase 10,000 shares. All options granted on that date expire on June 5, 2001 and are exercisable at $.22 per share.

On April 2, 1997, the Company issued the following options to certain officers and directors. Donald Wilson - option to purchase 350,000 shares; Gifford Dieterle - option to purchase 350,000 shares; Robert Roningen option to purchase 350,000 shares; Jack Everett -option to purchase 50,000 shares; Horst Scherp - option to purchase 10,000 shares. All options granted On that date expire on April 2, 2001 exercisable at $.35 per share.

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

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

   3.a   Certificate of Incorporation of Company(1)
   3.b   Amendments to Certificate of Incorporation of Company(1)
   3.c   By-Laws of Company (1)
  10.a   Mining Claims (1)
  10.b   ASARCO Agreement

---------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-18 (SEC File No. 2-86160-NY) filed on or about November 10, 1983, and incorporated herein by this reference.

Reports of Form 8-K

The  Company has filed the  following  Reports of Form 8-K during the year ended
July 31, 1998 with the principal office of the Securities and Exchange Commission in Washington, D.C.:

                                      None

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

                                             LEADVILLE MINING AND MILLING CORP.


Dated: Oct. 30, 1998                         By:  /s/  Donald W. Wilson
                                                  ------------------------------
                                                  Donald W. Wilson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURES                        TITLE                      DATE
          ----------                        -----                      ----

/s/ Donald W. Wilson
---------------------------           President, Principal         Oct. 30, 1998
Donald W. Wilson                      Executive Officer and
                                      a Director

/s/ Gifford A. Dieterle
---------------------------           Treasurer and                Oct. 30, 1998
Gifford A. Dieterle                   Principal Financial
                                      and Accounting
                                      Officer and Chairman
                                      of the Board of Directors

/s/ Jack Everett
---------------------------           Director                     Oct. 30, 1998
Jack Everett


/s/ Robert Roningen
---------------------------           Director                     Oct. 30, 1998
Robert Roningen


/s/ Horst Scherp
---------------------------           Director                     Oct. 30, 1998
Horst Scherp

                            SUPPLEMENTAL INFORMATION

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.



                                 NOT APPLICABLE.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                          INDEX TO FINANCIAL STATEMENTS
                       FILED WITH THE ANNUAL REPORT OF THE
                             COMPANY ON FORM 10-KSB



                        FOR THE YEAR ENDED JULY 31, 1998



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

BALANCE SHEET AS OF JULY 31, 1998, LEADVILLE MINING AND MILLING CORP.

STATEMENT OF OPERATIONS FOR THE YEARS ENDED JULY 31, 1998 AND JULY 31, 1997, AND FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1998, LEADVILLE MINING AND MILLING CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1998, LEADVILLE MINING AND MILLING CORP.

STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 1998 AND JULY 31, 1997, AND FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1998, LEADVILLE MINING AND MILLING CORP.

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

[Letterhead of Wolinetz, Gottlieb & Lafazan, P.C.]



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors & Shareholders of
Leadville Mining and Milling Corp.

We have audited the accompanying balance sheet of Leadville Mining and Milling Corp. (A Development Stage Enterprise) as of July 31, 1998, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended July 31, 1998 and for the period September 17, 1982 (Inception) to July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leadville Mining and Milling Corp. (A Development Stage Enterprise) as of July 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended July 31, 1998 and for the period September 17, 1982 (Inception) to July 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses through July 31, 1998 of $6,315,397 and has a working capital deficiency of $40,348 at July 31, 1998 that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          /s/ WOLINETZ, GOTTLIEB & LAFAZAN, P.C.
                                              WOLINETZ, GOTTLIEB & LAFAZAN, P.C.

Rockville Centre, New York
October 12, 1998

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                  JULY 31, 1998


                                     ASSETS

Current Assets:
  Cash                                                              $    11,574
  Loans Receivable                                                        8,490
  Other Current Assets                                                      184
                                                                    -----------
     Total Current Assets                                                20,248
                                                                    -----------
Property and Equipment (Net of
  Accumulated Depreciation of $350,154)                               1,355,497
                                                                    -----------

Other Assets:
  Mining Reclamation Bonds                                               11,000
  Security Deposit                                                        3,667
                                                                    -----------
   Total Other Assets                                                    14,667
                                                                    -----------
Total Assets                                                        $ 1,390,412
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accrued Expenses and Taxes                                        $    60,596
                                                                    -----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 16,841,142 Shares                                        16,841
  Capital Paid In Excess of Par Value                                 7,628,372
  Deficit Accumulated in the Development Stage                       (6,315,397)
                                                                    -----------
     Total Stockholders' Equity                                       1,329,816
                                                                    -----------
Total Liabilities and Stockholders' Equity                          $ 1,390,412
                                                                    ===========



     The accompany notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS

                                                                  For The Period
                                                                   September 17,
                                        For The Year Ended             1982
                                              July 31,             (Inception)
                                    ----------------------------        To
                                        1998            1997       July 31, 199
                                    ------------    ------------   ------------
Revenues:
  Interest Income                   $        877    $        840    $    709,111
  Miscellaneous                              500           1,223          25,206
                                    ------------    ------------    ------------

    Total Revenues                         1,377           2,063         734,317
                                    ------------    ------------   ------------

Costs and Expenses:
  Mine Expenses                          415,636         318,141      2,139,349
  Selling, General and
    Administrative Expenses              386,232         482,380      4,422,477
  Depreciation                             5,322           6,350        350,154
  Loss on Write-Off of
    Investment                              --              --           10,000
  Loss on Joint Venture                     --              --          101,700
                                    ------------    ------------   ------------

  Total Costs and
     Expenses                            807,190         806,871      7,023,680
                                    ------------    ------------   ------------

Loss Before Provision
  For Income Taxes                      (805,813)       (804,808)    (6,289,363)

Provision For Income
  Taxes                                    1,368             688         26,034
                                    ------------    ------------   ------------

Net Loss                            $   (807,181)   $   (805,496)  $ (6,315,397)
                                    ============    ============   ============


Net Loss Per Share                  $       (.05)   $       (.06)
                                    ============    ============

Average Common Shares Outstanding     15,620,231      13,535,361
                                    ============    ============



The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1998

                                                                               Deficit
                                                                             Accumulated
                                           Common Stock        Capital Paid    In The
                                      -----------------------  In Excess of  Development
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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1998

                                                                        Deficit
                                                                      Accumulated
                                 Common Stock         Capital Paid      In The
                           -------------------------  In Excess of    Development
                             Shares         Amount      Par Value        Stage          Total
                           -----------   -----------  -------------   -----------    -----------
Net Loss                          --     $      --     $      --      $  (187,773)   $  (187,773)
                           -----------   -----------   -----------    -----------    -----------
Balance - July 31, 1987      5,549,841         5,550     2,372,153       (124,286)     2,253,417

Common Stock Issued For:
  Services Rendered At
    $1.00 Per Share             92,000            92        91,908           --           92,000

Net Loss                          --            --            --         (328,842)      (328,842)
                           -----------   -----------   -----------    -----------    -----------
Balance - July 31, 1988      5,641,841         5,642     2,464,061       (453,128)     2,016,575

Net Loss                          --            --            --         (379,852)      (379,852)
                           -----------   -----------   -----------    -----------    -----------
Balance - July 31, 1989      5,641,841         5,642     2,464,061       (832,980)     1,636,723

Common Stock Issued For:
  Cash:
    At $.70 Per Share          269,060           269       194,219           --          194,488
    At $.50 Per Share          387,033           387       199,443           --          199,830
  Services:
    At $.50 Per Share           68,282            68        34,073           --           34,141
  Commissions:
    At $.70 Per Share           15,000            15           (15)          --             --

Commissions Paid                  --            --          (2,100)          --           (2,100)

Net Loss                          --            --            --         (529,676)      (529,676)
                           -----------   -----------   -----------    -----------    -----------
Balance - July 31, 1990      6,381,216         6,381     2,889,681     (1,362,656)     1,533,406

Common Stock Issued For:
  Cash At $.60 Per Share       318,400           319       180,954           --          181,273

Net Loss                          --            --            --         (356,874)      (356,874)
                           -----------   -----------   -----------    -----------    -----------
Balance - July 31, 1991      6,699,616         6,700     3,070,635     (1,719,530)     1,357,805



The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1998


                                                         Deficit
                                                       Accumulated
                                  Common Stock         Capital Paid     In The
                           -------------------------   In Excess of   Development
                             Shares         Amount      Par Value        Stage          Total
                           -----------   -----------   ------------   -----------    -----------
Common Stock Issued For:
  Cash:
    At $.30 Per Share          114,917   $       115   $    34,303    $      --      $    34,418
    At $.50 Per Share            2,000             2           998           --            1,000
    At $.60 Per Share           22,867            23        13,698           --           13,721
    At $.70 Per Share           10,000            10         6,990           --            7,000
    At $.80 Per Share            6,250             6         4,994           --            5,000
    At $.90 Per Share            5,444             5         4,895           --            4,900
  Services:
    At $.32 Per Share           39,360            39        12,561           --           12,600
    At $.50 Per Share           92,353            93        46,084           --           46,177
  Exercise of Options:
    At $.50 Per Share By
      Related Party            100,000           100        49,900           --           50,000

Net Loss                          --            --            --         (307,477)      (307,477)
                           -----------   -----------   -----------    -----------    -----------
Balance - July 31, 1992      7,092,807         7,093     3,245,058     (2,027,007)     1,225,144

Common Stock Issued For:
  Cash:
    At $.30 Per Share          176,057   $       176   $    51,503    $      --      $    51,679
    At $.50 Per Share          140,000           140        69,964           --           70,104
    At $.60 Per Share           10,000            10         5,990           --            6,000
    At $.70 Per Share           17,000            17        11,983           --           12,000
    At $1.00 Per Share          50,000            50        49,950           --           50,000
  Services:
    At $.50 Per Share          495,556           496       272,504           --          273,000
  Commissions:
    At $.50 Per Share           20,220            20           (20)          --             --

Commissions Paid                  --            --          (1,500)          --           (1,500)

Net Loss                          --            --            --         (626,958)      (626,958)
                           -----------   -----------   -----------    -----------    -----------
Balance - July 31, 1993      8,001,640         8,002     3,705,432     (2,653,965)     1,059,469



The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1998

                                                                    Deficit
                                                                  Accumulated
                                             Common Stock         Capital Paid     In The
                                      -------------------------   In Excess of   Development
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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1998

                                                             Deficit
                                                           Accumulated
                                      Common Stock         Capital Paid      In The
                               -------------------------   In Excess of   Development
                                  Shares        Amount       Par Value       Stage          Total
                               -----------   -----------   -----------    -----------    -----------
Common Stock Issued For:
  Cash:
    At $.40 Per Share               75,972   $        76   $    30,274    $      --      $    30,350
    At $.50 Per Share              550,423           550       270,074           --          270,624
    At $.60 Per Share              146,773           147        87,853                        88,000
    At $.70 Per Share               55,722            56        38,949                        39,005
    At $.80 Per Share              110,100           110        87,890                        88,000

Services:
    At $.40 Per Share              104,150           104        38,296           --           38,400
    At $.50 Per Share               42,010            42        20,963           --           21,005
    At $.60 Per Share                4,600             5         2,755                         2,760
    At $.70 Per Share              154,393           155       107,920                       108,075

  Commissions:
     At $.35 Per Share              23,428            23           (23)
     At $.50 Per Share              50,545            50           (50)
     At $.60 Per Share               2,000             2            (2)
     At $.70 Per Share              12,036            12           (12)

  Exercise of Options:
    Cash:
      At $.35 Per Share
        By Related Party            19,571            20         6,830                         6,850

    Services:
      At $.35 Per Share
        By  Related Party          200,429           200        69,950           --           70,150
      At $.50 Per Share             95,000            95        47,405           --           47,500

     Compensation Portion of
        Options Exercised             --            --         261,500           --          261,500

Net Loss                              --            --            --         (956,043)      (956,043)
                               -----------   -----------   -----------    -----------    -----------
Balance - July 31, 1996         12,607,715        12,608     6,076,152     (4,702,720)     1,386,040


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1998


                                                         Deficit
                                                       Accumulated
                                 Common Stock          Capital Paid     In The
                           -------------------------   In Excess of   Development
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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1998


                                                        Deficit
                                                      Accumulated
                                 Common Stock         Capital Paid      In The
                           -------------------------  In Excess of    Development
                              Shares       Amount       Par Value        Stage          Total
                           -----------   -----------   -----------    -----------    -----------
Common Stock Issued For:
  Cash:
    At $.20 Per Share           10,000   $        10   $     1,990    $      --      $     2,000
    At $.25 Per Share          100,000           100        24,900           --           25,000
    At $.27 Per Share           45,516            46        12,244           --           12,290
    At $.28 Per Share          150,910           151        41,349           --           41,500
    At $.30 Per Share           60,333            60        18,040           --           18,100
    At $.31 Per Share            9,677            10         2,990           --            3,000
    At $.32 Per Share           86,750            87        27,673           --           27,760
    At $.33 Per Share          125,364           125        41,245           --           41,370
    At $.35 Per Share           75,144            75        26,225           --           26,300
    At $.38 Per Share           49,048            49        18,311           --           18,360
    At $.40 Per Share          267,500           268       106,732           --          107,000
    At $.45 Per Share           65,333            65        29,335           --           29,400
    At $.50 Per Share          611,184           610       304,907           --          305,517

Services:
    At $.23 Per Share           48,609            49        11,131           --           11,180

Exercise of Options:
  Services:
     At $.22 Per Share          82,436            82        18,054           --           18,136
     At $.35 Per Share         183,846           184        64,162           --           64,346

Compensation:
     At $.22 Per Share         105,000           105        22,995           --           23,100
     At $.35 Per Share          25,000            25         8,725           --            8,750

Commissions:
     At $.22 Per Share          67,564            68           (68)          --
     At $.35 Per Share         291,028           291          (291)          --

Net Loss                          --            --            --         (807,181)      (807,181)
                           -----------   -----------   -----------    -----------    -----------
Balance - July 31, 1998     16,841,142   $    16,841   $ 7,628,372    $(6,315,397)   $ 1,329,816
                           ===========   ===========   ===========    ===========    ===========

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS


                                                                                   For The Period
                                                          For The Year Ended     September 17, 1982
                                                               July 31,             (Inception)
                                                      --------------------------         To
                                                          1998          1997        July 31, 1998
                                                      -----------    ----------- ------------------
Cash Flow From Operating Activities:
  Net Loss                                            $  (807,181)   $  (805,496)   $(6,315,397)
  Adjustments to Reconcile Net Loss to
    Net Cash Used By Operating Activities:
      Depreciation                                          5,322          6,350        350,154
      Loss on Write-Off of Investment                        --             --           10,000
      Loss From Joint Venture                                --             --          101,700
      Value of Common Stock Issued For Services           125,512        207,113      1,587,070
      Compensation Portion of Options Exercised              --             --          261,500
      Changes in Operating Assets and Liabilities:
        Decrease in Prepaid Expenses                         --           51,408           --
        (Increase) Decrease in Other Current Assets           792           (769)          (184)
        Increase in Security Deposit                         --             --           (3,667)
        Increase (Decrease) in Accrued Expenses
           and Taxes                                        4,686        (13,896)        60,596
                                                      -----------    -----------    -----------

Net Cash Used By Operating Activities                    (670,869)      (555,290)    (3,948,228)
                                                      -----------    -----------    -----------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                         --          (10,697)    (1,705,650)
  Investment in Joint Venture                                --             --         (101,700)
  Investment in Privately Held Company                       --             --          (10,000)
                                                      -----------    -----------    -----------

Net Cash Used By Investing Activities                        --          (10,697)    (1,817,350)
                                                      -----------    -----------    -----------



The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Continued)

                                                                                  For The Period
                                                         For The Year Ended     September 17, 1982
                                                              July 31,              (Inception)
                                                     --------------------------         To
                                                        1998           1997        July 31, 1998
                                                     -----------    ----------- ------------------
Cash Flow From Financing Activities:
  (Increase) Decrease in Loans Receivable            $    (2,664)   $     2,082    $    (8,490)
  Increase in Loans Payable - Officers                      --             --           18,673
  Repayment of Loans Payable - Officers                     --           (9,673)       (18,673)
  Proceeds From Sale of Common Stock                     657,597        566,231      6,210,655
  Commissions on Sale of Common Stock                       --             --           (5,250)
  Expenses of Initial Public Offering                       --             --         (408,763)
  Purchase of Certificate of Deposit - Restricted           --                          (5,000)
  Purchase of Mining Reclamation Bond                       --             --           (6,000)
                                                     -----------    -----------    -----------

Net Cash Provided By Financing Activities                654,933        558,640      5,777,152
                                                     -----------    -----------    -----------

Increase In Cash and Cash Equivalents                    (15,936)        (7,347)        11,574

Cash and Cash Equivalents - Beginning                     27,510         34,857           --
                                                     -----------    -----------    -----------

Cash and Cash Equivalents - Ending                   $    11,574    $    27,510    $    11,574
                                                     ===========    ===========    ===========

Supplemental Cash Flow Information:
  Cash Paid For Interest                             $      --      $      --             --
                                                     ===========    ===========    ===========

  Cash Paid For Income Taxes                         $     1,368    $       688    $    25,483
                                                     ===========    ===========    ===========

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                         $   116,724    $    39,912    $   226,421
                                                     ===========    ===========    ===========

  Issuance of Common Stock as Payment for Expenses   $    93,662    $     6,966    $   100,628
                                                     ===========    ===========    ===========

  Issuance of Common Stock as Payment for Property
    and Equipment                                    $      --      $     4,500    $     4,500
                                                     ===========    ===========    ===========


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1998



NOTE 1 - Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses through July 31, 1998 aggregating $6,315,397, and has a working capital deficiency at July 31, 1998 of $40,348 that raises substantial doubt about its ability to continue as a going concern. As indicated in Note 10, the Company is in the process of raising additional capital and financing. Continuation of the Company is dependent on (1) consummation of the contemplated financings, (2) achieving sufficiently profitable operations and (3) subsequently maintaining adequate financing arrangements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1998



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

NOTE 3 - Loans Receivable

     Included in loans receivable are unsecured short-term revolving loans of $5,650 and $2,840 paid by the Company respectively to Franklin Consolidated Mining Co., Inc., a publicly traded corporation and South American Minerals, Inc. a publicly traded corporation. These are non-interest bearing and due on demand.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1998



NOTE 4 - Property and Equipment

     Property and equipment consists of the following:

     Land                                                        $   24,364
     Building                                                        22,655
     Machinery and Equipment                                        358,230
     Mining Claims and
       Leasehold Improvements                                       106,786
     Mill and Mining Improvements                                 1,192,658
     Office Furniture, Fixtures
       and Equipment                                                    958
                                                                 ----------
                                                                  1,705,651
     Less:  Accumulated Depreciation                                350,154
                                                                 ----------
                                                                 $1,355,497
                                                                 ==========


NOTE 5 - Accrued Expenses and Taxes

     Included in accrued expenses and taxes as of July 31, 1997 were amounts aggregating $11,923 owed to certain officers and stockholders of the Company for unpaid salaries. As of July 31, 1998 unpaid salaries were paid in full.

NOTE 6 - Stockholders' Equity

     At various stages in the Company's development, shares of stock have been issued in exchange for the fair market value, as determined by the Board of Directors, for services received with a corresponding charge to operations, property and equipment or capital paid in excess of par value depending on the nature of the services provided.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1998



NOTE 6 - Stockholders' Equity (Continued)

     Common Stock Reserved For Issuance

     The following is a table with respect to common stock reserved for options as of July 31, 1998:

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

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1998



NOTE 6 - Stockholders' Equity (Continued)

     Common Stock Reserved For Issuance

     The following is a table with respect to common stock reserved for options as of July 31, 1998:

                                                        Options Outstanding
                                                   ---------------------------
                                                    Number of       Price Range
                                                     Shares          Per Share
                                                   ----------        ---------
  Options Granted:
      Services - Related Parties                      600,000         $    .35

  Exercised:
      Cash - Related Parties                          (17,500)             .40
      Services                                        (95,000)             .50
      Services -Related Parties                      (202,500)             .35

Expired:                                             (165,000)             .50
                                                   ----------         --------

Outstanding - July 31, 1996                           410,000          .35-.50

  Options Granted
      Services - Related Party                      1,545,000              .35
      Services                                         10,000              .35

  Exercised
      Service - Related Party                        (101,730)             .35
      Expired                                         (30,000)             .35
                                                   ----------         --------

Outstanding July 31, 1997                           1,833,270              .35

Options Granted:
      Services - Related Parties                      610,000              .22
       Services                                       755,000          .22-.40

  Exercised:
      Services                                       (720,000)         .22-.35
                                                   ----------         --------

Outstanding - July 31, 1998                         2,478,270         $.10-.40
                                                   ==========         ========

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1998



NOTE 6 - Stockholders' Equity (Continued)

     Authorized Common Stock

     In September 1993 the Company's shareholders approved an increase in the authorized common stock from 100,000,000 shares to 150,000,000 shares.

     Effective April 11, 1997 the Company underwent a 1 for 10 reverse split with all fractions being rounded up into new common stock.

     All references to common stock is restated to reflect the 1 for 10 reverse split.

NOTE 7 - Income Taxes

     For income tax purposes, the Company has a net operating loss carryforward at July 31, 1998 of approximately $5,100,000 beginning to expire at July 31, 2001 if not offset against future federal taxable income.

     Pursuant to FASB 109, the Company has elected to take a 100% reserve on the deferred tax asset arising from the net operating loss $1,734,000 and accordingly there is no cumulative effect adjustment or current year tax benefit recorded.

NOTE 8 - Commitments and Contingencies

     From time to time, the Company may be named in legal actions which are incidential to the industry in which the Company operates. Currently, the Company is not a party to any legal proceedings.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1998


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

NOTE 10 - Liquidity and Going Concern Uncertainty

     The Company has incurred recurring losses amounting to $6,315,397 and has a working capital deficiency of $40,348 at July 31, 1998. These events raise substantial doubt about the Company's ability to continue as a going concern.

     Specific plans to obtain financing for a full scale mining and mill operation may include a combination of one or more of the following:

     a. Private placements of the Company's securities to institutions, private individuals, mining companies, and/or investment groups. During the fiscal year ended July 31, 1998 the Company raised approximately $657,597 through the sales of common stock to investors, which enabled the Company to complete the Hunter Shaft, test the mill and do long-hole drilling and core drilling.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1998



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

     Assuming that the Company is able to obtain funds from one or more of the above sources, planned activities over the next twelve months should include completing raise to connect levels 5 and 7, commence exploration tunnel to Penn Group of minerals, continue long-hole drilling on B-Zone, level 6 and, Block 427, level 7, and to mine and mill. During the fiscal 1999, the Company needs to raise additional capital in order to complete these projects.

     There is no assurance whatsoever that any of the Company's proposed plans to raise capital and otherwise fund operations will prove successful. The Company's ability to continue as a going concern is dependent upon its ability to obtain sufficient funding as discussed above and its inability to do so will delay or cease the Company's planned operations as discussed above.