Form 10QSB
period 1998-10-31
LEADVILLE MINING & MILLING CORP
filed 1998-12-16
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

                                  Yes [X]  No[_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

          Class                                  Outstanding at October 31, 1998
  -----------------------                        -------------------------------
  Common Stock, par value                               17,675,796 Shares
     $.001 per share

     Transitional Small Business Format (check one);     Yes [_] No [X]

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended October 31, 1998.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended July 31, 1998.

     The results reflected for the three months ended October 31, 1998 are not necessarily indicative of the results for the entire fiscal year.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                OCTOBER 31, 1998


                                     ASSETS


      Current Assets:
        Cash                                                        $    63,608
        Loans Receivable                                                 15,030
        Other Current Assets                                                333
                                                                    -----------
           Total Current Assets                                          78,971
                                                                    -----------
      Property and Equipment (Net of
        Accumulated Depreciation of $351,485)                         1,354,166

      Other Assets:
        Mining Reclamation Bonds                                         11,000
        Security Deposit                                                  3,667
                                                                    -----------
           Total Other Assets                                            14,667
                                                                    -----------
      Total Assets                                                  $ 1,447,804
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities:
        Accrued Expenses and Taxes                                  $    38,688
                                                                    -----------

      Commitments and Contingencies

      Stockholders' Equity:
        Common Stock, Par Value $.001 Per Share;
          Authorized 150,000,000 shares; Issued and
          Outstanding 17,675,796, Shares                                 17,676
        Capital Paid In Excess of Par Value                           7,879,523
        Deficit Accumulated in the Development Stage                 (6,488,083)
                                                                    -----------
           Total Stockholders' Equity                                 1,409,116
                                                                    -----------
      Total Liabilities and Stockholders' Equity                    $ 1,447,804
                                                                    ===========


The accompany notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS




                                                                                                For The Period
                                                       Three Months Ended                     September 17,1982
                                                           October 31,                           (Inception)
                                              ------------------------------------                    To
                                                  1998                     1997               October 31, 1998
                                              ------------             -----------            -----------------
Revenues:
  Interest Income                             $        198             $        216             $    709,309
  Miscellaneous                                        300                     --                     25,506
                                              ------------             ------------             ------------

    Total Revenues                                     498                      216                  734,815
                                              ------------             ------------             ------------

Costs and Expenses:
  Mine Expenses                                     92,487                  115,681                2,231,836
  Selling, General and
    Administrative Expenses                         79,196                   77,067                4,501,673
  Depreciation                                       1,331                    1,242                  351,485
  Loss on Write-Off of
    Investment                                        --                       --                     10,000
  Loss on Joint Venture                               --                       --                    101,700
                                              ------------             ------------             ------------

  Total Costs and
     Expenses                                      173,014                  193,990                7,196,694
                                              ------------             ------------             ------------

Loss before Provision
  For Income Taxes                                (172,516)                (193,774)              (6,461,879)

Provision For Income
  Taxes                                                170                      688                   26,204
                                              ------------             ------------             ------------

Net Loss                                      $   (172,686)            $   (194,462)            $ (6,488,083)
                                              ============             ============             ============

Net Loss Per Share                            $       (.01)            $        (01)
                                              ============             ============

Average Common Shares Outstanding               17,367,201               14,676,864
                                              ============             ============

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS



                                                                                                       For The Period
                                                                      Three Months Ended             September 17, 1982
                                                                          October 31,                    (Inception)
                                                              --------------------------------                To
                                                                  1998                1997            October 31, 1998
                                                              -----------          -----------        -----------------
Cash Flow from Operating Activities:
  Net Loss                                                    $  (172,686)         $  (194,462)         $(6,488,083)
  Adjustments to Reconcile Net Loss to
    Net Cash Used by Operating Activities:
      Depreciation                                                  1,331                1,242              351,485
      Loss on write-off of Investment                                --                   --                 10,000
      Loss From Joint Venture                                        --                   --                101,700
      Value of Common Stock Issued For Services                    12,500                4,696            1,599,570
      Compensation Portion of Options Exercised                      --                  8,725              261,500
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease  in Other Current Assets                 (149)                 618                 (333)
        Increase in Security Deposit                                 --                   --                 (3,667)
        Increase (Decrease) in Accrued Expenses
           and Taxes                                              (21,908)             (10,920)              38,688
                                                              -----------          -----------          -----------

Net Cash Used By Operating Activities                            (180,912)            (190,101)          (4,129,140)
                                                              -----------          -----------          -----------

Cash Flow from Investing Activities:
  Purchase of Property and Equipment                                 --                   --             (1,705,650)
  Investment in Joint Venture                                        --                   --               (101,700)
  Investment in Privately Held Company                               --                   --                (10,000)
                                                              -----------          -----------          -----------

Net Cash Used By Investing Activities                                --                 (2,000)          (1,817,350)
                                                              -----------          -----------          -----------


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Continued)



                                                                                                                     For The Period
                                                                                      Three Months Ended          September 17, 1982
                                                                                         October 31,                  (Inception)
                                                                              ------------------------------              To
                                                                                 1998                 1997          October 31, 1998
                                                                              -----------        -----------      ------------------

Cash Flow from Investing Activities:
  (Increase) Decrease in Loans Receivable                                     $    (6,540)       $    (4,855)         $   (15,030)
  Increase in Loans Payable - Officers                                               --                 --                 18,673
  Repayment of Loans Payable - Officers                                              --                 --                (18,673)
  Proceeds From Sale of Common Stock                                              239,486            201,025            6,450,141
  Commissions on Sale of Common Stock                                                --                 --                 (5,250)
  Expenses of Initial Public Offering                                                --                 --               (408,763)
  Purchase of Certificate of Deposit - Restricted                                    --                 --                 (5,000)
  Purchase of Mining Reclamation Bond                                                --                 --                 (6,000)
                                                                              -----------        -----------          -----------

Net Cash Provided By Financing Activities                                         232,946            196,170            6,010,098
                                                                              -----------        -----------          -----------

Increase (Decrease) In Cash and Cash Equivalents                                   52,034              6,069               63,608

Cash and Cash Equivalents - Beginning                                              11,574             27,510                 --
                                                                              -----------        -----------          -----------

Cash and Cash Equivalents - Ending                                            $    63,608        $    33,579          $    63,608
                                                                              ===========        ===========          ===========

Supplemental Cash Flow Information:
  Cash Paid For Interest                                                      $      --          $      --            $      --
                                                                              ===========        ===========          ===========

  Cash Paid For Income Taxes                                                  $       170        $       688          $    25,653
                                                                              ===========        ===========          ===========

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                                                  $    14,000        $     8,760          $   240,421
                                                                              ===========        ===========          ===========

Issuances of Common Stock For
  Acquisition of Property and Equipment                                       $      --          $      --            $     4,500
                                                                              ===========        ===========          ===========


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1998


NOTE 1 - Basis of Presentation

     In the  opinion  of  the  Company,  the  accompanying  unaudited  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

     Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors, which are beyond the control of the Company.

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

     Results of Operations

Once again the Company generated no revenues from operations because the Company has yet to commence mining activities. Mine expenses decreased by $23,194 (approximately 20.0%) from $115,681 during the three months ended October 31, 1997 to $92,487 during the three months ended October 31, 1998. Management believes that this decrease in mine expenses was due primarily to the lower cost of work in progress. Selling, general and administrative expenses increased slightly by $2,129 (approximately 2.8%) from $77,067 during the three months ended October 31, 1997 to $79,196 during the three months ended October 31, 1998.

As a result of mine expense decreases, the net loss decreased by $21,776 from $194,462 during the three months ended October 31, 1997 to $172,686 during the three months ended October 31, 1998.

During the quarter ended October 31, 1998, the Company continued exploration and development activity at its gold/silver/base metal mine located in Colorado. The effort focused on the vertical raise to connect the 5th and 7th levels in addition to long-hole drilling, mapping and sampling.

The vertical raise has now reached the track level of the 5th level and the horizontal connection is about to commence. During this time, the Company did not receive revenue from its operations although it expended considerable sums for the development of its proposed mining and milling operation.

Exploration was carried out on the SE 1/4, Block 427, 7th level by long hole drilling. The results indicated a zone of magnetite skarn containing low-grade gold.

Exploration was also carried out on the SW 1/4 quarter, Block 994 and SE 1/4, Block 995, 6th level by mapping and channel sampling. Geological conditions suggest the presence of the Ibex #4 vein and replacement mineralization in the adjacent Blue limestone. Extensive copper mineralization was visible. This structure will be drifted upon to its juncture with the Weston Fault where large-scale mineralization may be discovered.

The Company has, at present, approximately 126,200 tons of mineralized material containing varied amounts of gold, silver, lead, zinc and copper. The possible mineral potential of all the Company's properties, as indicated by Scott Hazlett, Consulting Geologist, ranges up to 5,000,000 tons. The Company to date has completed only limited exploration of the Hopemore 7th level (by crosscut, raise, drift, and drill). Stopes, chutes, ore passes and handling facilities are in operational condition. Assuming that adequate funding is available, the Company is prepared to enter into a limited mining and milling schedule should sufficient mineralized material be judged to exist and extraction be determined to be economically profitable. As such, the Company would commence mining and milling at an initial pilot rate of 35-50 tons per day and, gradually increase tonnage as conditions allowed. To operate the mine and mill on a four-month pilot basis would cost an estimated $350,000. Cash flow is anticipated (but cannot be assured) during the fifth month after commencement of mining and milling.

With Regards, to all estimates of mineral tonnage, additional geologic work is needed before a conclusion can be made that it is commercial material or, that ore exists.

Liquidity and Capital Resources

As of October 31, 1998, the Company had working capital of $40,283 (defined as current assets less current liabilities) which represents a net increase in working capital of $80,631 from July 31, 1998. This increase in working capital is a result of funds received from the private sale of securities. As was explained in the Company's 1998 10-KSB, the Company is in a precarious financial condition and there is no assurance whatsoever that the Company will be able to continue as a going concern or that any of its plans with respect to its gold mining properties will come to fruition. The Company, in order to continue its mine program must obtain substantial financing. While management is seeing such financing through private placement of its shares, joint venture partners, and other arrangements, there is no assurance that management will succeed therein. It should be emphasized that the Company's financial condition has remained critical since the date of the last 10-KSB and that in order to survive, the Company will need an infusion of capital within the near future.

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

Year 2000 Computer Issue

At the present, and for the foreseeable future, management does not believe that computers will play a material role in the company's operations. At present, the Company only uses computers for simple tasks such as word processing. Accordingly, management does not believe that the potential year 2000 computer problem will materially affect the Company's current or planned operations. If and when the Company commences mining and milling operations, it will interact with outside entities such as suppliers, smelters, refiners and government agencies. The Company is unable to predict whether the potential year 2000 computer problem will adversely affect these entities. It is conceivable, that if one or more of these entities is adversely affected by the potential year 2000 computer problem, the Company's operations might be adversely affected also.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

               None.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended October 31, 1998, the Company issued the following shares of its common stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. In August 1998, the Company sold an aggregate of 333,227 shares to sixteen individuals for an aggregate of $103,672. In September 1998, the Company sold an aggregate of 213,786 shares to eight individuals for an aggregate of $66,800 and issued 40,000 shares to one individual for commissions of $14,000. In October 1998, the Company sold an aggregate of 212,920 shares to eight individuals for an aggregate of $69,014 and issued 34,722 shares to one individual for expenses of $12,500."

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



                                              LEADVILLE MINING & MILLING CORP.
                                              --------------------------------
                                                        Registrant


                                              By: /s/ Gifford A. Dieterle
                                              --------------------------------
                                                  Gifford Dieterle
                                                  Treasurer/Secretary


Date: December 15, 1998