Form 10QSB
period 1999-01-31
LEADVILLE MINING & MILLING CORP
filed 1999-03-17
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 1999

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

    Class                                       Outstanding  at January 31, 1999

Common Stock, par value                                18,818,371 Shares
  $.001 per share

Transitional Small Business Format (check one);  Yes___       No   X

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three and six months ended January 31, 1999.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended July 31, 1998.

     The results reflected for the three and six months ended January 31, 1999 are not necessarily indicative of the results for the entire fiscal year.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                JANUARY 31, 1999
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                         $   186,786
  Loan Receivable                                                        14,499
  Other Current Assets                                                      632
                                                                    -----------
         Total Current Assets                                           201,917
                                                                    -----------

Property and Equipment (Net of
  Accumulated Depreciation of $352,816)                               1,352,835
                                                                    -----------

Other Assets:
  Mining Reclamation Bonds                                               11,000
  Security Deposit                                                        3,667
                                                                    -----------
         Total Other Assets                                              14,667
                                                                    -----------

Total Assets                                                        $ 1,569,419
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accrued Expenses and Taxes                                        $    37,962
                                                                    -----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 18,818,371 Shares                                        18,818
  Capital Paid In Excess of Par Value                                 8,248,477
  Deficit Accumulated in the Development Stage                       (6,735,838)
                                                                    -----------
         Total Stockholders' Equity                                   1,531,457
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 1,569,419
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

                                           LEADVILLE MINING AND MILLING CORP.
                                            (A DEVELOPMENT STAGE ENTERPRISE)
                                                STATEMENT OF OPERATIONS
                                                       (Unaudited)



                                                                                                                    For The Period
                                                                                                                  September 17, 1982
                                                                                                                      (Inception)
                                                 Three Months Ended                    Six Months Ended                    To
                                                     January 31,                          January 31,              January 31, 1999
                                               ----------------------               ---------------------          ----------------
                                               1999              1998               1999             1998
                                               ----              ----               ----             ----
Revenues:
  Interest Income                          $        533      $        226      $        731      $        442      $    709,842
  Miscellaneous                                    --                --                 300              --              25,506
                                           ------------      ------------      ------------      ------------      ------------

    Total Revenues                                  533               226             1,031               442           735,348
                                           ------------      ------------      ------------      ------------      ------------
Costs and Expenses:
  Mine Expenses                                 101,024           115,017           193,511           230,721         2,332,860
  Selling, General and
    Administrative Expenses                     145,763           116,511           224,959           193,555         4,647,436
  Depreciation                                    1,331             1,242             2,662             2,484           352,816
  Loss on Write-Off of
    Investment                                     --                --                --                --              10,000
  Loss on Joint Venture                            --                --                --                --             101,700
                                           ------------      ------------      ------------      ------------      ------------

  Total Costs and
     Expenses                                   248,118           232,770           421,132           426,760         7,444,812
                                           ------------      ------------      ------------      ------------      ------------

Loss Before Provision
  For Income Taxes                             (247,585)         (232,544)         (420,101)         (426,318)       (6,709,464)

Provision For Income
  Taxes                                             170               344               340             1,032            26,374
                                           ------------      ------------      ------------      ------------      ------------

Net Loss                                   $   (247,755)     $   (232,888)     $   (420,441)     $   (427,350)     $ (6,735,838)
                                           ============      ============      ============      ============      ============

Net Loss Per Share                         $       (.01)     $      (0.02)     $       (.02)     $      (0.03)
                                           ============      ============      ============      ============

Average Common Shares Outstanding            18,254,739        15,392,596        18,090,732        15,034,730
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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                  For The Period
                                                                                                                September 17, 1982
                                                                                                                    (Inception)
                                                                                 Six Months Ended                        To
                                                                                     January 31,                  January 31, 1999
                                                                              ------------------------            ----------------
                                                                              1999                1998
                                                                              ----                ----
Cash Flow From Operating Activities:
  Net Loss                                                                  $(420,441)         $(427,350)           $(6,735,838)
  Adjustments to Reconcile Net Loss to
    Net Cash Used By Operating Activities:
      Depreciation                                                              2,662              2,484                352,816
      Loss on Write-Off of Investment                                            --                 --                   10,000
      Loss From Joint Venture                                                    --                 --                  101,700
      Value of Common Stock Issued For Services                                12,500             14,596              1,599,570
      Compensation Portion of Options Exercised                                52,500             33,475                314,000
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Other Current Assets                              (448)               776                   (632)
        (Increase) in Security Deposit                                           --                 --                   (3,667)
        Increase (Decrease) in Accrued Expenses and
          Taxes                                                               (22,634)             7,835                 37,962
                                                                            ---------          ---------            -----------

Net Cash Used By Operating Activities                                        (375,861)          (368,184)            (4,324,089)
                                                                            ---------          ---------            -----------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                                             --                 --               (1,705,650)
  Investment in Joint Venture                                                    --                 --                 (101,700)
  Investment in Privately Held Company                                           --                 --                  (10,000)
                                                                            ---------          ---------            -----------

Net Cash Used By Investing Activities                                            --                 --               (1,817,350)
                                                                            ---------          ---------            -----------


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                             For The Period
                                                                                                           September 17, 1982
                                                                                                               (Inception)
                                                                        Six Months Ended                            To
                                                                            January 31,                      January 31, 1999
                                                                     ------------------------                ----------------
                                                                     1999                1998
                                                                     ----                ----
Cash Flow From Investing Activities:
  (Increase) Decrease in Loans Receivable                         $  (6,009)         $   3,252                 $   (14,499)
  Increase in Loans Payable - Officers                                 --                 --                        18,673
  Repayment of Loans Payable - Officers                                --                 --                       (18,673)
  Proceeds From Sale of Common Stock                                557,082            385,775                   6,767,737
  Commissions on Sale of Common Stock                                  --                 --                        (5,250)
  Expenses of Initial Public Offering                                  --                 --                      (408,763)
  Combined Purchase of Certificate of Deposit-Restricted               --                 --                        (5,000)
  Combined Purchase of Mining Reclamation Bond                         --                 --                        (6,000)
                                                                  ---------          ---------                 -----------

Net Cash Provided By Financing Activities                           551,073            389,027                   6,328,225
                                                                  ---------          ---------                 -----------

Increase (Decrease) In Cash and Cash Equivalents                    175,212             20,843                     186,786

Cash and Cash Equivalents - Beginning                                11,574             27,510                        --
                                                                  ---------          ---------                 -----------

Cash and Cash Equivalents - Ending                                $ 186,786          $  48,353                 $   186,786
                                                                  =========          =========                 ===========

Supplemental Cash Flow Information:
  Cash Paid For Interest                                          $    --            $    --                          --
                                                                  =========          =========                 ===========

  Cash Paid For Income Taxes                                      $     340          $     344                 $    25,823
                                                                  =========          =========                 ===========

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                                      $  14,000          $ 101,860                 $   240,421
                                                                  =========          =========                 ===========

Issuance of Common Stock For
  Acquisition of Property and Equipment                           $    --            $    --                   $     4,500
                                                                  =========          =========                 ===========



The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1999
                                   (Unaudited)


NOTE 1 - Basis of Presentation

     In the  opinion  of  the  Company,  the  accompanying  unaudited  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

     The results for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

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

Results of Operations

Once again the Company generated no revenues from operations because the Company has yet to commence mining activities. Mine expenses decreased by $13,993 (approximately 12.2%) from $115,017 during the three months ended January 31, 1998 to $101,024 during the three months ended January 31, 1999. Management believes that this decrease in mine expenses was due primarily to the lower cost of work in progress. Selling, general and administrative expenses increased by $29,252 (approximately 25.1%) from $116,511 during the three months ended January 31, 1998 to $145,763 during the three months ended January 31, 1999. Management believes that this increase was due primarily to the increased cost of raising capital.

As a result of the increased selling, general and administrative expenses, the net loss increased by $14,867 (approximately 6.4%) from $232,888 during the three months ended January 31, 1998 to $247,755 during the three months ended January 31, 1999.

During the quarter ended January 31, 1999, the Company completed the vertical raise to connect the 5th and 7th levels and, the connecting passageway between the top of the raise and the 5th level tunnel. All other minor safety requirements, preparatory to mining were also completed; fire retardant painting of Hunter shaft timbers, toeholds and steps, landings in Hunter raise, gates on shaft.

The Company has, at present, approximately 126,200 tons of mineralized material containing varied amounts of gold, silver, lead, zinc and copper. The possible mineral potential of all the Company's properties, as indicated by Scott Hazlett, Consulting Geologist, ranges up to 5,000,000 tons. The Company to date has completed only limited exploration of the Hopemore 7 and 6 level (by crosscut, raise, drift, and drill). Stopes, chutes, ore passes and handling facilities are now operational. The Company entered into limited mining on March 4, 1999 on levels 6 and 7 at a rate of 25-30 tons per day. As the mining program becomes more firmly established, the mined tonnage is expected to rise. Milling is expected to commence before the end of March. To operate the mine and mill on a four-month basis would cost an estimated $350,000. Cash flow is anticipated (but cannot be assured) during the fifth month after commencement of mining and milling. We anticipate that products from the operation will yield gold (dore' bars), silver, lead concentrate, copper concentrate.

With regards to all estimates of mineral tonnage, additional geologic work is needed before a conclusion can be made that it is commercial materiel or, that ore exists.

Liquidity and Capital Resources

As of January 31, 1999, the Company had working capital of $163,955 (defined as current assets less current liabilities) which represents a net increase in working capital of $204,303 from the working capital deficit of $40,348 at July 31, 1998. This increase in working capital is a result of funds received from the private sale of securities. As was explained in the Company's 1998 10-KSB, the Company is in a precarious financial condition and there is no assurance whatsoever that the Company will be able to continue as a going concern or that any of its plans with respect to its gold mining properties will come to fruition. The Company, in order to continue its mine program must obtain additional financing. While management is seeing such financing through private placement of its shares, there is no assurance that management will succeed therein. It should be emphasized that the Company's financial condition has remained critical since the date of the last 10-QSB and that in order to survive, the Company will need an infusion of capital within the near future. The Company plans to raise capital through private placement of its shares. Management is aware of potential investors who may purchase such shares. There is however no assurance that any shares will be sold.

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

Year 2000 Computer Issue

At the present, and for the foreseeable future, management does not believe that computers will play a material role in the company's operations. At present, the Company only uses computers for simple tasks such as word processing. Accordingly, management does not believe that the potential year 2000 computer problem will materially affect the Company's current or planned operations. If and when the Company commences mining and milling operations, it will interact with outside entities such as suppliers, smelters, refiners, and government agencies. The Company is unable to predict whether the potential year 2000 computer problem will adversely affect these entities. It is conceivable, that if one or more of these entities is adversely affected by the potential year 2000 computer problem, the Company's operations might be adversely affected also.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     During the quarter ended January 31, 1999, the Company issued the following shares of its common stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. In November 1998, the Company sold an aggregate of 291,716 shares to twelve individuals for an aggregate of $86,660. In December 1998, the Company sold an aggregate of 232,026 shares to nine individuals for an aggregate of $74,500. In January 1999, the Company sold an aggregate of 268,833 shares to eleven individuals for an aggregate of $121,437 and issued 350,000 shares to one individual for exercise of stock option for an aggregate value of $87,500.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

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



                                      LEADVILLE MINING & MILLING CORP.
                                                Registrant




                                      By: /s/ Gifford A. Dieterle
                                          --------------------------------------
                                              Gifford A. Dieterle
                                              Treasurer/Secretary




Date:   March 17,  1999