Form 10QSB
period 1999-04-30
LEADVILLE MINING & MILLING CORP
filed 1999-06-04
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1999

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

             NEVADA                                      #13-3180530
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                     Identification Number)

76 BEAVER STREET, NEW YORK, NEW YORK                        10005
(Address of Principal Executive Offices)                 (Zip Code)

Issuer's  Telephone Number, Including Area Code         (212) 344-2785

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    _X_                   No ___

Indicate the number of shares outstanding of each the issuer's classes of common equity as of the latest practicable date.

               Class                           Outstanding at April 30, 1999
               -----                           -----------------------------
Common Stock, par value                              19,774,040 Shares
  $.001 per share

Transitional Small Business Format (check one);  Yes___       No  _X_

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three and nine months ended April 30, 1999.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended July 31, 1998.

     The results reflected for the three and nine months ended April 30, 1999 are not necessarily indicative of the results for the entire fiscal year.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                 APRIL 30, 1999
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                         $   232,234
  Loan Receivable                                                        10,619
  Other Current Assets                                                      537
                                                                    -----------
         Total Current Assets                                           243,390
                                                                    -----------
Property and Equipment (Net of
  Accumulated Depreciation of $354,147)                               1,351,504
                                                                    -----------

Other Assets:
  Mining Reclamation Bonds                                               11,000
  Security Deposit                                                        3,667
                                                                    -----------
         Total Other Assets                                              14,667
                                                                    -----------
Total Assets                                                        $ 1,609,561
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accrued Expenses and Taxes                                        $    32,487
                                                                    -----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 19,774,040 Shares                                        19,774
  Capital Paid In Excess of Par Value                                 9,193,062
  Deficit Accumulated in the Development Stage                       (7,635,762)
                                                                    -----------
         Total Stockholders' Equity                                   1,577,074
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 1,609,561
                                                                    ===========




The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                                    For The Period
                                               Three Months Ended                     Nine Months Ended            September 17,1982
                                                    April 30,                              April 30,                  (Inception)
                                         -------------------------------       -------------------------------            To
                                             1999               1998               1999               1998          April 30, 1999
                                         ------------       ------------       ------------       ------------      --------------
  Revenues:
    Interest Income                      $       --         $        187       $        686       $        630       $    709,797
    Miscellaneous                                --                 --                  300               --               25,506
                                         ------------       ------------       ------------       ------------       ------------

      Total Revenues                             --                  187                986                630            735,303
                                         ------------       ------------       ------------       ------------       ------------

  Costs and Expenses:
    Mine Expenses                             286,873            109,225            324,662            339,777          2,464,011
    Selling, General and
      Administrative Expenses                 611,550             95,046            992,186            288,771          5,414,663
    Depreciation                                1,331              1,420              3,993              3,904            354,147
    Loss on Write-Off of
      Investment                                 --                 --                 --                 --               10,000
    Loss on Joint Venture                        --                 --                 --                 --              101,700
                                         ------------       ------------       ------------       ------------       ------------

    Total Costs and
       Expenses                               899,754            205,691          1,320,841            632,452          8,344,521
                                         ------------       ------------       ------------       ------------       ------------

  Loss before Provision
    For Income Taxes                         (899,754)          (205,504)        (1,319,855)          (631,822)        (7,609,218)

  Provision For Income
    Taxes                                         170                172                510              1,204             26,544
                                         ------------       ------------       ------------       ------------       ------------

  Net Loss                               $   (899,924)      $   (205,676)      $ (1,320,365)      $   (633,026)      $ (7,635,762)
                                         ============       ============       ============       ============       ============


  Net Loss Per Share                     $       (.05)      $      (0.01)      $       (.07)      $      (0.04)
                                         ============       ============       ============       ============

  Average Common Shares Outstanding        19,443,654         15,908,794         18,355,198         15,326,085
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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                           For The Period
                                                              Nine Months Ended          September 17, 1982
                                                                  April 30,                 (Inception)
                                                         -----------------------------           To
                                                             1999             1998         April 30, 1999
                                                         -----------       -----------     --------------
Cash Flow From Operating Activities:
  Net Loss                                               $(1,320,365)      $  (633,026)      $(7,635,762)
  Adjustments to Reconcile Net Loss to
    Net Cash Used By Operating Activities:
      Depreciation                                             3,993             3,904           354,147
      Loss on Write-Off of Investment                           --                --              10,000
      Loss From Joint Venture                                   --                --             101,700
      Value of Common Stock Issued For Services              100,217            39,596         1,687,287
      Compensation Portion of Options Exercised              642,024            33,475           903,524
      Changes in Operating Assets and Liabilities:
        Decrease in Prepaid Expenses                            --                --                --
        (Increase) Decrease in Other Current Assets             (353)              627              (537)
        (Increase) in Security Deposit                          --                --              (3,667)
        Increase (Decrease) in Accrued Expenses
           and Taxes                                         (28,109)           19,211            32,487
                                                         -----------       -----------       -----------

Net Cash Used By Operating Activities                       (602,593)         (536,213)       (4,550,821)
                                                         -----------       -----------       -----------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                            --                --          (1,705,650)
  Investment in Joint Venture                                   --                --            (101,700)
  Investment in Privately Held Company                          --                --             (10,000)
                                                         -----------       -----------       -----------

Net Cash Used By Investing Activities                           --                --          (1,817,350)
                                                         -----------       -----------       -----------



    The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                 For The Period
                                                                    Nine Months Ended          September 17, 1982
                                                                        April 30,                 (Inception)
                                                              -----------------------------            To
                                                                  1999             1998          April 30, 1999
                                                              -----------       -----------      --------------
  Cash Flow From Investing Activities:
  (Increase) Decrease in Loans Receivable                     $    (2,129)      $     3,186       $   (10,619)
  Proceeds of Loans Payable - Officers                               --                --              18,673
  Repayment of Loans Payable - Officers                              --                --             (18,673)
  Proceeds From Sale of Common Stock                              825,382           522,302         7,036,037
  Commissions on Sale of Common Stock                                --                --              (5,250)
  Expenses of Initial Public Offering                                --                --            (408,763)
  Combined Purchase of Certificate of Deposit-Restricted             --                --              (5,000)
  Combined Purchase of Mining Reclamation Bond                       --                --              (6,000)
                                                              -----------       -----------       -----------

Net Cash Provided By Financing Activities                         823,253           525,488         6,600,405
                                                              -----------       -----------       -----------

Increase (Decrease) In Cash and Cash Equivalents                  220,660           (10,725)          232,234

Cash and Cash Equivalents - Beginning                              11,574            27,510              --
                                                              -----------       -----------       -----------

Cash and Cash Equivalents - Ending                            $   232,234       $    16,785       $   232,234
                                                              ===========       ===========       ===========

Supplemental Cash Flow Information:
  Cash Paid For Interest                                      $      --         $      --                --
                                                              ===========       ===========       ===========


  Cash Paid For Income Taxes                                  $       510       $     1,204       $    25,993
                                                              ===========       ===========       ===========

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                                  $    94,159       $   101,860       $   320,580
                                                              ===========       ===========       ===========

Issuances of Common Stock as
  Payment For Expenses                                        $    13,684       $    39,596       $   114,312
                                                              ===========       ===========       ===========

Issuance of Common Stock For
  Acquisition of Property and Equipment                       $      --         $      --         $     4,500
                                                              ===========       ===========       ===========

    The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 1999
                                   (Unaudited)


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

Results of Operations

3 months ended 4/30/99 compared to 3 months ended 4/30/98

Once again the Company generated no revenues from operations because the Company has not commenced significant mining activities prior to April 30, 1999.

Mine expenses increased by $177,648 (approximately 162.6%) from $109,225 during the three months ended April 30, 1998 to $286,873 during the three months ended April 30, 1999 Management believes that this increase in mine expenses was due primarily to an increase in labor costs, equipment, and supplies.

Selling, general and administrative expenses increased by $516,504 (approximately 543.4%) from $95,046 during the three months ended April 30, 1998 to $611,550 during the three months ended April 30, 1999. This increase in selling, general and administrative expenses was due primarily to stock issued for services.

As a result of the significant increases in mine expense and in selling, general and administration expenses, the net loss increased by $694,248 from $205,676 during the three months ended April 30, 1998 to $899,924 during the three months ended April 30, 1999.

On March 4, 1999 we commenced limited development production at our Hopemore gold mining site located near Leadville, Colorado. Mine development has proceeded steadily with stope preparation (two) reaching an advanced stage at the Hopemore B-Zone location. The mill has operated simultaneously with the mine operation, processing stope development ore, as it becomes available.

Gold-bearing ore recovered from stope development has generally assayed in the multi-ounce range (one to six ounces). High-grade gold ore is associated with pod like structures situated in the lower, carbonaceous member of the Chaffee formation and possibly also in the overlaying Parting quartzite and Dyer dolomite. Long-hole drilling has tentatively identified five such high-grade gold structures along the B-Zone trend. The quantity of reserves is unknown.

Our mill has operated with a few minor breakdowns and adjustments. The ore being processed consists of a high-grade gold ore (stope-development ore) and, from time to time, a mixture of low-grade rock materials and high-grade ore. The mill is producing a gravity gold concentrate, and a concentrate of mixed sulfides of silver, lead, and zinc, copper and gold. The direct cost per ounce of gold produced is estimated at $107 (fully loaded $147). The mill at present is treating a quantity of ore consistent with the mine development phase; i.e., only ore made available from stope preparation. With initial stope construction expected to reach completion in the coming weeks, the mills production rate is expected to increase accordingly.

We have, at present, approximately 126,200 tons of mineralized material containing varied amounts of gold, silver, lead, zinc and copper. The possible mineral potential of all the Company's properties, as indicated by Scott Hazlett, Consulting Geologist, ranges up to 5,000,000 tons. To date, we have completed only limited exploration of the Hopemore 6 and 7 levels (by crosscut, raise, drift, and drill). Hopemore entered into limited development production on March 4, 1999 on level 7 and has continued to mill small quantities of gold ore. As the mining program becomes firmly established, the mined tonnage is expected to rise accordingly. To operate the mine and mill for a 3-month period at a rate of 50 to 75 tons per day the estimated direct cost is $220,500 to $468,000. Cash flow is anticipated (but cannot be assured) during the 4th quarter of fiscal 1999. The products from the operation will yield a concentrate of gold, silver, and lead (to be refined) and a concentrate of magnetite and pyrite.

With regards to all estimates of mineral tonnage, additional geologic work is needed before a conclusion can be made that it is commercial materiel or, that ore exists.

Liquidity and Capital Resources

As of April 30, 1999, the Company had working capital of $210,903 defined as current assets less current liabilities which represents a net increase in working capital of $46,948 from January 31, 1999. Although the Company commenced limited development production at the Hopemore on March 4, 1999 and has milled small quantities of gold ore, the Company has yet to sell any ore and, as was explained in the Company's 10KSB, the Company is in a precarious financial condition. No assurance whatsoever can be given that the Company will be able to continue as a going concern or that any of its plans with respect to its gold mining properties will, to a material degree, come to fruition. Absent commencement of sustained sales of ore, the Company, in order to continue its mine program, must obtain substantial financing. While management is seeking such financing through joint venture partners, private placement of its shares and other arrangements arrangements, there is no assurance that management will succeed therein. It should by emphasized the Company's financial condition has remained critical since the date of the last 10-KSB and that in order to survive, the Company most likely will need an infusion of capital within the near future.

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

Year 2000 Computer Issue
At the present, and for the foreseeable future, management does not believe that computers will play a material role in the company's operations. At present, the Company only uses computers for simple tasks such as word processing. Accordingly, management does not believe that the potential year 2000 computer problem will materially affect the Company's current or planned operations. The Company recently commenced mining and milling operations which requires it to interact with outside entities such as suppliers, smelters, refiners, and government agencies. The Company is unable to predict whether the potential year 2000 computer problem will adversely affect these entities. It is conceivable, that if one or more of these entities is adversely affected by the potential year 2000 computer problem, the Company's operations might be adversely affected also.

                           PART II - OTHER INFORMATION



Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities and Use of Proceeds

          During the quarter ended April 30, 1999, the Company issued the following shares of its common stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. In February 1999, the Company sold an aggregate of 157,521 shares to five individuals for an aggregate of $132,000. In March 1999, the Company sold an aggregate of 61,714 shares to three individuals for an aggregate of $62,300. In April 1999, the Company sold an aggregate of 90,000 shares to four individuals for an aggregate of $74,000 and issued 646,434 shares to three individuals for commissions, expenses and services for an aggregate value of $677,240.

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



                                            LEADVILLE MINING & MILLING CORP.
                                                       Registrant




                                            By: /s/ Gifford A. Dieterle
                                                ---------------------------
                                                    Gifford A. Dieterle
                                                    Treasurer/Secretary

Dated:   June 4, 1999