Form 10KSB
period 1999-07-31
LEADVILLE MINING & MILLING CORP
filed 1999-11-15
CIK 726845

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check mark whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $1,519

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($.875) and asked ($1.00) price of the issuer's Common Stock as of November 8, 1999, was $16,061,361, based upon the average between the closing bid and asked price. (In computing this number, issuer has assumed all holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

The number of shares outstanding of each of the issuer's classes of common equity as of November 8, 1999: 20,365,161

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

          Transitional Small Business Disclosure Format: Yes [_] No [X]

                       LEADVILLE MINING AND MILLING CORP.
                                   Form 10-KSB
                                  July 31, 1999

Table of Contents                                                   Page
-----------------                                                   ----
                                     Part I
Glossary                                                            (iii)

Item 1.      Description of Business                                  1

Item 2.      Description of Properties                                3

Item 3.      Legal Proceedings                                       11

Item 4.      Submission of Matters to a Vote of                      11
             Security Holders

                                     Part II

Item 5.      Market for Common Equity and                            12
             Related Stockholder Matters

Item 6.      Management's Discussion and Analysis of                 13
             Financial Condition and Results of Operations

Item 7.      Financial Statements                                    17

Item 8.      Changes in and Disagreement with Accountants            18
             on Accounting and Financial Disclosure

                                    Part III

Item 9.      Directors, Executive Officers, Promoters                18
             and Control Persons; Compliance with
             Section 16(a) of the Exchange Act.

Item 10.     Executive Compensation                                  20

Item 11.     Security Ownership of Certain Beneficial                21
             Owners and Management

Item 12.     Certain Relationships and Related Transactions          23

Item 13.     Exhibits and Reports on Form 8-K                        23

Signatures                                                           25
Supplemental Information                                             26
Financial Statements                                                 F-1 to F-23

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

Manto:                        A bedded deposit of minerals.

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

Run of the Mill
Concentrate:                  Unenhanced   product  directly  extracted  from  a
                              standard milling process.

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

ZNSO4:                        Zinc Sulfate.

                                     PART I


Item 1. Description of Business

Leadville Mining and Milling Corp. (the "Company") was incorporated in the state of Nevada in February 1982. The Company owns rights to property located in the California Mining District, Lake County, Colorado and is engaged in the business of mining and milling gold and other minerals from its properties. Mining commenced on a limited basis in April 1999 (see the discussion below). The future of the Company is dependent upon the Company's properties producing gold, silver, lead and zinc in sufficient quantities so that the Company will be a commercially viable entity. A description of the mining claims owned by the Company is contained in "Item 2. Description of Properties."

During fiscal 1999, the Company completed the Hopemore to Hunter Tunnel and completed the connecting raise between the 7th and 5th levels. In addition, it continues exploration at the B-Zone location. Advance of the tunnel from 6th level towards Weston Fault and Penn Group is continuing.

At this time, assuming that the Company is able to obtain adequate funding (see "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources"), management believes that the Company's Hopemore-Comstock, Hunter and Penn Groups may be mined with positive results. Ore can be processed at the Company's custom mill which is prepared to process ore at a rate of up to 120 tons per day; expandable to 300 tons per day as required. Initial mining and milling is ongoing at 20 to 30 tons per day. All activities at the mine and mill are performed by persons employed by the Company. An agreement between LMMI and ASARCO, whereby ASARCO would smelt LMMI metallic concentrates remains in effect. Since September 1, 1997, the Agreement, by its terms, is terminable by either party upon 60 days written notice. Notwithstanding the foregoing, the Agreement shall not be extended beyond June 30, 2000. See "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Under this Agreement, concentrates of metallic minerals containing gold (AU), silver (AG), Lead (PB), zinc (ZN) and copper (CU) would be processed (smeltered) at ASARCO's smelter in East Helena, Montana or, other possible smelters in the United States or Canada.

The Mine Safety Health Administration requires that all underground mines have at least two shafts that communicate with mine operating areas. During fiscal 1997, the second exit, Hunter shaft was completed.

The Company commenced exploration of potential mineral horizons on the 7 level, including gold-bearing minerals in the "B-Zone" and other locations associated with the #4 vein. During the period of 1997 and 1998, long-hole drilling at the B-Zone location resulted in the discovery of an area of mineralization. The minerals located were discovered in the lower part of the Parting Quartzite, in its shaly member. Management believes that based on the initial long hole drilling results, mineralization extends upward, into the Dyer dolomite, and downward into the Manitou dolomite. Longhole drilling resulted in a preliminary average grade of 1.29 oz. gold per ton in a limited portion of the mineralized zone. Long hole drilling during fiscal 1999 discovered a westward continuation of a gold bearing type of mineralization. Exploration by long hole drilling and crosscut took place on the 6th level. Reserves determined to exist in the B-Zone has allowed the Company to commence mining and milling. B-Zone reserves have been proven by drilling to establish tonnage and grade.

It is estimated that the cost to establish a viable mining and milling operation capable of 30-50 tons per day on a continuous 12-month basis will require approximately $1,347,400 in capital. These funds would be applied towards mining and milling, in addition to the continued exploration of the B-zone and other suitable locations. Management believes, but cannot assure, that cash flow from mining may cover some of the capital required. Mining and milling commenced on a limited basis in April 1, 1999. Numerous obstacles were encountered with both mill and mine. Mill breakdowns and adjustments hampered gold recovery during the first six months. Mine production was hampered by lack of miners, dangerous rock conditions, and supervision. The cost of production is presently estimated at $147 per ton. The daily production, estimated at 30-50 tons per day, There can be no assurance that current or future mining and milling will be profitable or that additional funding can be obtained, if necessary (see "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

Employees

As of July 31, 1999, the Company has 10 full time employees, consisting of 2 executive officers, 7 mine laborers, and 1 administrative personnel.

Item 2.  Description of Properties

The Company owns the following mining claims, all of which are located in California Mining District, Lake County, Colorado.

                                 Patented Claims

                                                      Type of         Percent Of
Name                    Claim No.         Acreage      Claim          Ownership
----                    ---------         -------      -----          ----------
Belle Placer              02778          120.860      Placer              62.5
Pueblo                    12718           36.534       Lode               75.0
Chicago                   01295           10.020       Lode               50.0
New York                  01294           10.140       Lode               50.0
Mikado                    08015            9.250       Lode              100.0
Little Bertha             00504            8.380       Lode                3/8
Free America #2           01177            4.210       Lode                3/4
Emma                      00756            8.270       Lode                3/8
Colman                    09747            1.446       Lode              44/50
Little Galesburg          01176            6.000       Lode                1/8
Highland Chief            00429            2.097       Lode              100.0
Robert Burns              00538            9.859       Lode              100.0
Highland Mary             00539            6.600       Lode              100.0
President                 08942            6.900       Lode               1/16
J.G. Fraction             13251            1.727       Lode              31/96
Ballard                   00589            3.190       Lode             23/144

                                Unpatented Claims

                        Book/                           Type          Percent Of
Name                    Page No.          Acreage     Of Claim         Ownership
----                    --------          -------     --------         ---------
Columbine               437/180            7.310        Lode             100.0
Judy                    437/181           17.990        Lode             100.0
New Comstock #1         433/191           20.661        Lode             100.0
New Comstock #2         433/191           20.661        Lode             100.0

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

The mill is a 150-ton per day flotation/gravity plant. The Company has purchased an additional ball mill of 150 tons per day capacity that is at the mill site and ready to be installed. The plant would have total capacity of 300 tons per day when the second mill has been put into place.

The plant is situated on a 20.73-acre mill site and has an approved tailing disposal location. All necessary permits to operate have been granted and are current.

Construction of the mill began in 1987 and was completed in August of 1989. It was the Company's intent to do fee milling for other companies while the federally mandated construction of the mine second exit was in progress. However, the recession in the mining industry, which the Company could not predict, and the resulting lower metal prices essentially eliminated the possibility of custom milling. In April 1999, the mill began milling ore from the Hopemore mine on a small tonnage basis (10-30 tons per day) as the orebody was developed.. When development is completed, mined tonnage is expected to rise. The mill needs approximately 30 tons per day (8 hours) to reach maximum capacity, or 120 tons per day (24 hours). The Company has in the past discussed custom milling with many potential shippers of ore, but transportation costs from mines not in the Leadville District have proved to be prohibitive. The Company believes that the mill is able to process both sulfide and oxide minerals.

The Company employs a man with mill experience who now operates the Company's milling plant. Mill feed is gold bearing material from the B-Zone location. As the B-Zone is further evaluated, its reserve potential will be better understood. Management believes that the mill is presently in a condition whereby it can efficiently recover gold from the B-Zone ore. The gold is associated in concentrate form with a mineral known as pyrite. Pyrite has no economic value.

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

Mineralized Material

Tons       Au in OPT      Ag in OPT    %PB     %ZN     %Cu
----       ---------      ---------    ----    ----    ----
121,200      0.178           8.63      3.98    12.2    0.35
*5,000       1.29            7.00

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

The targets in the Penn Group area, west of the Hopemore, are gold rich magnetite skarns, massive sulfide replacement deposits below, or west or the magnetite and vein deposits. The near surface gold rich magnetite skarn could be over one million tons of mineralized material. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993. Emmons, et.al. (P104,
1927)] The deeper massive sulfide target could be in the range of one to +four million tons of mineralized material. Vein type deposits; high in precious metals are also a possibility under the magnetite deposits. The expected tonnage from veins would be 5,000 to 25,000+ tons of mineralized material. [Thompson's Magnetic Anomaly Map (1990), Johansing, Plate 1, Magnetic Anamoly, Emmons, et.al. (P104, 1927)].

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

The B-Zone bedded structure which, is of unknown size and situated in the shale member of the Parting Quartzite and believed to exist in the Manitou and Dyer limestones assayed, 1.29 ounces of gold and 7.00 ounces of silver per ton over a length of 35 feet. The thickness of the shale bed measured 17 feet. [Donald L. Wilson, Report on the Properties of Leadville Mining & Milling Corp. August 14, 1989 P. 25. Scott Hazlitt, Evaluation of the Properties of Leadville Mining & Milling. Mr. Wilson is the President of the Company; and the initial results from the 1997 long hole-drilling Program].

                        Location of Mineralized Material

    Tons Area                  Au         Ag        Pb        Zn      Cu
    ---- ----                 ----       ----      ----      ----    ----

             #4 Vein 7 level

    300  N 1/2 Block 428      0.14       8.4       2.65      4.40    0.55
    300  S 1/2 Block 428      0.40      16.0
    600  S 1/2 Block 441      0.11       9.2       1.95      7.90    1.30

             #4 Vein 6 level

    100  N 1/2 Block 428      0.78      45.90      2.40      4.10    0.70
    400  N 1/2 Block 428      0.16      13.20      2.10      4.70    0.35

             #4 Vein (North Split)

    600  N 1/2 Block 428      0.15      15.10      2.35      3.30    0.40
    200  N 1/2 Block 428      0.36      23.70      2.10      4.10    0.46

             7 level "B" Zone

    6 640 Stope Area

 17,325  Blocks 440,
                 441          0.092      5.80      3.95      6.20    0.40

             7 level

  3,200  Block 475            0.11       9.70      4.25     16.00    0.35

             6 level

    500  Block 475            0.26       4.30      2.50      6.00    0.30

             #4 Vein 5 level

    300  S 1/2 Block 430 and
             N 1/2 Block
               441            0.07       9.10      1.55      2.90    6.30

-------------------------------------------------------------------------------
    121,200      Total        0.178      8.63      3.98     12.20    0.35

Gold Based Minerals - B-Zone, 7 level

        5,000 NW1/4Block 429
                 Total        1.29       5.00       .50%      .50%    .79%
-------------------------------------------------------------------------------
     126,200 Tons Total

[Donald L. Wilson, Report on the Properties of Leadville Mining & Milling Corp. August 14, 1989. Mr. Wilson is the President of the Company].

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

Planned Exploration

During fiscal 2000, the Company plans further exploratory drilling at the B-Zone on the 7th level, and exploratory drilling on the 8th level (downward extension of the B-Zone) drive exploration tunnel to the Weston fault level 6.

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

Long hole and core drilling will continue on the B-Zone levels 7 and 8 and cost an estimated $36,000 and, assuming adequate funding, will require approximately 12 months. The Company will continue the exploratory tunnel from the Hopemore location to the New President shaft, located at the Penn Group of claims. This project will cost approximately $138,600 and require substantially more than one year. It is estimated that the total estimated fiscal 2000 exploratory costs will be approximately $174,600. See "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources."

Item 3. Legal Proceedings

The Company is not presently a party to any material litigation.

Item 4. Submission of Matters to a Vote of Securityholders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1999.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     (a) Marketing Information -- The principal U.S. market in which the Company's common shares (all of which are of one class, $.0001 par value Common Stock) are traded or will trade is in the over-the-counter market (Bulletin Board Symbol: "LMMI"). The Company's stock is not traded or quoted on any Automated Quotation System.

     The following table sets forth the range of high and low bid quotes of the Company's Common Stock per quarter for the past two fiscal years and the first quarter of fiscal 2000 as reported by the OTC Bulletin Board (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessary represent actual transactions).

                          MARKET PRICE OF COMMON STOCK

Quarter Ending                      High       and        Low Bid
--------------                      -----------------------------

October 31, 1999                    1.2813                 .7813

July 31, 1999                       1.9063                1.0625
April 30, 1999                      2.5313                1.1875
January 31, 1999                    1.9063                 .47
October 31, 1998                     .65625                .39

July 31, 1998                        .5936                 .4375
April 30, 1998                       .65625                .4375
January 31, 1998                     .8125                 .7500
October 31, 1997                    1.07                   .75

     (b) Holders -- The approximate number of recordholders of the Company's Common Stock, as of November 8, 1999 amounts to 1,486 inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding is 20,365,161 as of November 8, 1999.

     (c) Dividends -- The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

During the quarter ended July 31, 1999, the Company issued the following shares of its common stock pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. The Company sold an aggregate of 288,766 shares for an aggregate of $116,000 to 9 persons. The Company also issued 219,808 shares to three individuals for services of $263,012.

In addition, the Company issued an option to an employee to purchase up to 100,000 shares of Common Stock at an exercise price of $.70 per share exercisable through April 29, 2002. This option was exercised during the quarter for services rendered.

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

Fiscal 1999 Compared to Fiscal 1998

     Results of Operations

During the fiscal year ended July 31, 1999, the Company continued exploration and development activity at its gold/silver/base metal mining project in Colorado. The Company also commenced small scale mining and milling in April
1999. In October, two gold shipments were made to the smelter (see below). During this time, the Company did not receive revenue from its operations although it expended considerable sums for the development of its proposed mining and milling operation. (See "Liquidity and Capital Resources").

Exploration of the B-Zone 7th level, by long hole drilling during 1999 resulted in the discovery of a westward extension of the gold bearing B-Zone manto. Long hole drilling also indicated an extension of manto mineralization in a north and westerly direction. The exploration program for fiscal 2000 as currently projected consists of exploration by tunnel to Weston Fault towards Penn Group and long hole drilling and core drilling at the B-Zone location on levels 7 and
8. This project will require approximately 12 months (after funding) and cost an estimated $174,600.

The Company has, at present, approximately 126,200 tons of mineralized material containing varied amounts of gold, silver, lead, zinc and copper. See "Part I;
Item 2. Description of Properties; Geology; Geology and Potential Reserves; Location of Mineralized Material." The possible mineral potential of all the Company's properties, as indicated by Scott Hazlett, Consulting Geologist, ranges up to 5,000,000 tons. The Company to date has completed only limited exploration of the Hopemore 7th level (by crosscut, raise, drift, and drill). Stopes, chutes, ore passes and handling facilities are in operational condition.

During fiscal 2000, the Company expects to mine and mill ore from the B-Zone of the Hopemore Mine, Level 7 at a rate of 25-50 tons per day and gradually increase tonnage if and when exploration and development permits. In the event that additional ore is not discovered, ore production would decrease and eventually cease. Shipments of gold concentrate to the Nevada custom smelter were of a test nature and amounted to small quantities and contained large amounts of pyrite. The first shipment weighed 550 lbs. and assayed 18 ounces of gold per ton. The second shipment weighed 42 lbs. and averaged 235 ounces of gold per ton. It now appears impractical to ship batch quantities to this limited smelter. The technology and time required to upgrade a "run of the mill concentrate" of pyritic gold to a high grade gold concentrate, low in pyrite, is uneconomical. Therefore, the ASARCO smelter may be the best choice. The Company is in the process of attempting to have the two batches returned and plans to add them to run of the mill concentrates to be shipped to ASARCO at a later date. To operate the mine and mill on a 12 month basis would cost an estimated $862,800. Management estimates that an additional $138,600 will be needed for exploration, $36,000 for drilling, $300,000 for administrative expenses and $10,000 for environmental matters. Management anticipates cash flow from concentrate sales resulting from its initial mining and milling operations as soon as a smelter schedule has been signed with ASARCO.

In the future, when run of the mill concentrates are shipped to a national smelter, management anticipates that shipments will be made monthly on a multi-ton basis and concentrates will be lead based, high in silver, 100-250 ounces per ton, gold, 5-10 ounces per ton and 20% pyrite.

The Company generated no revenues from operations during the fiscal years ended July 31, 1999 and 1998. There were de minimis non-operating revenues during these periods of $1,519 and $1,377, respectively. Over all, costs and expenses remained the same from fiscal 1998 to fiscal 1999. However, mine expenses increased by $71,094 (approximately 17%) from 1998 ($415,636) to 1999 ($486,730). The increase in mine expenses resulted primarily from expanded work at the mine. Selling, general and administrative expenses increased by $1,087,002 (approximately 281%) from 1998 ($386,232) to 1999 ($1,473,234)
primarily due to an increase in the cost of raising capital. As a result, the Company's net loss for 1999 was $1,964,447, which was $1,157,266 more than its 1998 loss of $807,181.

Liquidity and Capital Resources

As of July 31, 1999, the Company had working capital of $65,162. The Company can only continue as a going concern in the event that it obtains additional capital. As noted above, management anticipates that it will need at least $1,347,400 to carry out its plans for fiscal 2000. Management hopes, but cannot assure, that a portion of these funds will come from revenues generated from gold sales. To the extent that cash flow is insufficient, management intends to raise additional capital through the sale of its securities and/or debt financing.

Specific plans to obtain financing will most likely include a combination of one or more of the following:

     1. Private placements of the Company's securities to institutions; private individuals and investment groups. During fiscal 1999, the Company raised approximately $941,382 through the sale of common stock. These investments have enabled the Company to complete the 5-7 level raise, commence Penn Group tunnel, long hole, and core drilling, mine and mill on a limited scale.

     2. An agreement with ASARCO to process concentrates on an unlimited tonnage basis.

Assuming that the Company is able to obtain funds from one or more of the above sources, planned activities over the next year, in order of priority, are as follows:

                                                        Estimated Time Required
                                                       to Complete (or Operating
                                                          Time - Production),
             Activity               Estimated Cost         Assuming Funding
             --------               --------------     -------------------------
(a)  Exploration by tunnel
     to Western fault and towards
     Penn Group
     420' est.                         $ 138,600          12 Months (segment)

(b)  Long hole drilling, core
     drilling, B-Zone, levels
     8 and 7                           $  36,000          12 Months

(c)  Operate Mine & Mill               $ 862,800          12 Months

(d)  Environmental Matters             $  10,000          12 Months

Aside from the above planned activities, the Company's basic administrative capital needs (e.g. rent, salaries, utilities, etc.) are approximately $25,000 per month ($300,000 per year). Management has been funding these basic requirements and hopes to continue to fund these requirements through the private sale of its Common Stock. During the year ended July 31, 1999, the Company obtained approximately $941,382 from the private sale of Common Stock.

During the fiscal year the Company needs approximately $1,347,400 in order to complete the planned projects. In the event not all funds are available from cash flow and/or financing activities, some projects could be curtailed or eliminated.

There is no assurance whatsoever that the Company will generate any significant revenues from its initial mining operations or that any of the Company's proposed plans to raise capital and otherwise fund operations will prove successful. The Company's inability to obtain sufficient funding will delay the Company's planned operations or, possibly, force the Company to go out of business.

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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          INDEX TO FINANCIAL STATEMENTS
                       FILED WITH THE ANNUAL REPORT OF THE
                             COMPANY ON FORM 10-KSB


                        FOR THE YEAR ENDED JULY 31, 1999


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

BALANCE SHEET AS OF JULY 31, 1999, LEADVILLE MINING AND MILLING CORP.

STATEMENT OF OPERATIONS FOR THE YEARS ENDED JULY 31, 1999 AND JULY 31, 1998, AND FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1999, LEADVILLE MINING AND MILLING CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1999, LEADVILLE MINING AND MILLING CORP.

STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 1999 AND JULY 31, 1998, AND FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1999, LEADVILLE MINING AND MILLING CORP.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors & Shareholders of
Leadville Mining and Milling Corp.

We have audited the accompanying balance sheet of Leadville Mining and Milling Corp. (A Development Stage Enterprise) as of July 31, 1999, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended July 31, 1999 and for the period September 17, 1982 (Inception) to July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leadville Mining and Milling Corp. (A Development Stage Enterprise) as of July 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended July 31, 1999 and for the period September 17, 1982 (Inception) to July 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses through July 31, 1999 of $8,279,844 that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              WOLINETZ, GOTTLIEB & LAFAZAN, P.C.

Rockville Centre, New York
October 12, 1999

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                  JULY 31, 1999


                                     ASSETS

     Current Assets:
       Cash                                                     $   106,893
       Loans Receivable                                               9,190
       Other Current Assets                                           2,465
                                                                -----------
          Total Current Assets                                      118,548
                                                                -----------

     Property and Equipment (Net of
       Accumulated Depreciation of $355,476)                      1,350,175
                                                                -----------

     Other Assets:
       Mining Reclamation Bonds                                      11,000
       Security Deposit                                               3,667
                                                                -----------
        Total Other Assets                                           14,667
                                                                -----------

     Total Assets                                               $ 1,483,390
                                                                ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
       Accrued Expenses and Taxes                               $    53,386
                                                                -----------

     Commitments and Contingencies

     Stockholders' Equity:
       Common Stock, Par Value $.001 Per Share;
         Authorized 150,000,000 shares; Issued and
         Outstanding 20,222,615 Shares                               20,223
       Capital Paid In Excess of Par Value                        9,689,625
       Deficit Accumulated in the Development Stage              (8,279,844)
                                                                -----------
          Total Stockholders' Equity                              1,430,004
                                                                -----------

     Total Liabilities and Stockholders' Equity                 $ 1,483,390
                                                                ===========

The accompany notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS

                                                                              For  The Period
                                                For The Year Ended           September 17,1982
                                                     July 31,                   (Inception)
                                         -------------------------------            To
                                             1999               1998            July 31, 1999
                                         ------------       ------------       ------------
Revenues:
  Interest Income                        $        919       $        877       $    710,030
  Miscellaneous                                   600                500             25,806
                                         ------------       ------------       ------------

    Total Revenues                              1,519              1,377            735,836
                                         ------------       ------------       ------------

Costs and Expenses:
  Mine Expenses                               486,730            415,636          2,626,079
  Selling, General and
    Administrative Expenses                 1,473,234            386,232          5,895,711
  Depreciation                                  5,322              5,322            355,476
  Loss on Write-Off of Investment                --                 --               10,000
  Loss on Joint Venture                          --                 --              101,700
                                         ------------       ------------       ------------

  Total Costs and Expenses                  1,965,286            807,190          8,988,966
                                         ------------       ------------       ------------

Loss Before Provision
  For Income Taxes                         (1,963,767)          (805,813)        (8,253,130)

 .Provision For Income
  Taxes                                           680              1,368             26,714
                                         ------------       ------------       ------------

Net Loss                                 $ (1,964,447)      $   (807,181)      $ (8,279,844)
                                         ============       ============       ============


Net Loss Per Share                       $       (.10)      $       (.05)
                                         ============       ============

Average Common Shares Outstanding          18,801,542         15,620,231
                                         ============       ============


    The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1999

                                                                                                 Deficit
                                                                                               Accumulated
                                                   Common Stock              Capital Paid        In The
                                           -----------------------------     In Excess of      Development
                                             Shares           Amount          Par Value            Stage             Total
                                           ----------      ------------      ------------      ------------       ------------
Balance
  September 17, 1982
  (Inception)                                     -0-      $        -0-      $        -0-      $        -0-       $        -0-

Initial Cash
  Officers - At $.001 Per Share             1,575,000             1,575              --                --                1,575

  Other Investors -
    At $.001 Per Share                      1,045,000             1,045              --                --                1,045

Initial - Mining Claims                          --
  Officer - At $.002 Per Share                875,000               875               759              --                1,634

Common Stock Issued For:
  Cash At $.50 Per Share                      300,000               300           149,700              --              150,000

Net Loss                                         --                --                --              (8,486)            (8,486)
                                         ------------      ------------      ------------      ------------       ------------

Balance - July 31, 1983                     3,795,000             3,795           150,459            (8,486)           145,768

Common Stock Issued For:
  Cash Pursuant to Initial Offering
  At $1.50 Per Share, Net of
  Offering Costs of $408,763                1,754,741             1,755         2,221,594              --            2,223,349

Net Income                                       --                --                --              48,890             48,890
                                         ------------      ------------      ------------      ------------       ------------

Balance - July 31, 1984                     5,549,741             5,550         2,372,053            40,404          2,418,007

Net Income                                       --                --                --              18,486             18,486
                                         ------------      ------------      ------------      ------------       ------------

Balance - July 31, 1985                     5,549,741             5,550         2,372,053            58,890          2,436,493

Common Stock Issued For:
  Mineral Lease At $1.00 Per Share                100              --                 100              --                  100

Net Income                                       --                --                --               4,597              4,597
                                         ------------      ------------      ------------      ------------       ------------

Balance - July 31, 1986                     5,549,841             5,550         2,372,153            63,487          2,441,190


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1999

                                                                                                 Deficit
                                                                                               Accumulated
                                                   Common Stock              Capital Paid        In The
                                           -----------------------------     In Excess of      Development
                                             Shares           Amount          Par Value            Stage             Total
                                           ----------      ------------      ------------      ------------       ------------
Net Loss                                         --        $       --        $       --        $   (187,773)      $   (187,773)
                                         ------------      ------------      ------------      ------------       ------------

Balance - July 31, 1987                     5,549,841             5,550         2,372,153          (124,286)         2,253,417

Common Stock Issued For:
  Services Rendered At
    $1.00 Per Share                            92,000                92            91,908              --               92,000

Net Loss                                         --                --                --            (328,842)          (328,842)
                                         ------------      ------------      ------------      ------------       ------------

Balance - July 31, 1988                     5,641,841             5,642         2,464,061          (453,128)         2,016,575

Net Loss                                         --                --                --            (379,852)          (379,852)
                                         ------------      ------------      ------------      ------------       ------------

Balance - July 31, 1989                     5,641,841             5,642         2,464,061          (832,980)         1,636,723

Common Stock Issued For:
  Cash:
    At $.70 Per Share                         269,060               269           194,219              --              194,488
    At $.50 Per Share                         387,033               387           199,443              --              199,830
  Services:
    At $.50 Per Share                          68,282                68            34,073              --               34,141
  Commissions:
    At $.70 Per Share                          15,000                15               (15)             --                 --

Commissions Paid                                 --                --              (2,100)             --               (2,100)

Net Loss                                         --                --                --            (529,676)          (529,676)
                                         ------------      ------------      ------------      ------------       ------------

Balance - July 31, 1990                     6,381,216             6,381         2,889,681        (1,362,656)         1,533,406

Common Stock Issued For:
  Cash At $.60 Per Share                      318,400               319           180,954              --              181,273

Net Loss                                         --                --                --            (356,874)          (356,874)
                                         ------------      ------------      ------------      ------------       ------------

Balance - July 31, 1991                     6,699,616             6,700         3,070,635        (1,719,530)         1,357,805


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1999

                                                                                                 Deficit
                                                                                               Accumulated
                                                   Common Stock              Capital Paid        In The
                                           -----------------------------     In Excess of      Development
                                             Shares           Amount          Par Value            Stage             Total
                                           ----------      ------------      ------------      ------------       ------------
Common Stock Issued For:
  Cash:
    At $.30 Per Share                         114,917      $        115      $     34,303      $       --         $     34,418
    At $.50 Per Share                           2,000                 2               998              --                1,000
    At $.60 Per Share                          22,867                23            13,698              --               13,721
    At $.70 Per Share                          10,000                10             6,990              --                7,000
    At $.80 Per Share                           6,250                 6             4,994              --                5,000
    At $.90 Per Share                           5,444                 5             4,895              --                4,900
  Services:
    At $.32 Per Share                          39,360                39            12,561              --               12,600
    At $.50 Per Share                          92,353                93            46,084              --               46,177
  Exercise of Options:
    At $.50 Per Share By
      Related Party                           100,000               100            49,900              --               50,000

Net Loss                                         --                --                --            (307,477)          (307,477)
                                         ------------      ------------      ------------      ------------       ------------

Balance - July 31, 1992                     7,092,807             7,093         3,245,058        (2,027,007)         1,225,144

Common Stock Issued For:
  Cash:
    At $.30 Per Share                         176,057      $        176      $     51,503      $       --         $     51,679
    At $.50 Per Share                         140,000               140            69,964              --               70,104
    At $.60 Per Share                          10,000                10             5,990              --                6,000
    At $.70 Per Share                          17,000                17            11,983              --               12,000
    At $1.00 Per Share                         50,000                50            49,950              --               50,000
  Services:
    At $.50 Per Share                         495,556               496           272,504              --              273,000
  Commissions:
    At $.50 Per Share                          20,220                20               (20)             --                 --

Commissions Paid                                 --                --              (1,500)             --               (1,500)

Net Loss                                         --                --                --            (626,958)          (626,958)
                                         ------------      ------------      ------------      ------------       ------------
Balance - July 31, 1993                     8,001,640             8,002         3,705,432        (2,653,965)         1,059,469


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1999

                                                                                                 Deficit
                                                                                               Accumulated
                                                   Common Stock              Capital Paid        In The
                                           -----------------------------     In Excess of      Development
                                             Shares           Amount          Par Value            Stage             Total
                                           ----------      ------------      ------------      ------------       ------------
Common Stock Issued For:
  Cash:
    At $.30 Per Share                         149,330      $        150      $     43,489      $       --         $     43,639
    At $.50 Per Share                         377,205               377           189,894              --              190,271
Services:
    At $.30 Per Share                         500,000               500           149,500              --              150,000
    At $.50 Per Share                         130,000               130            71,287              --               71,417
    At $.50 Per Share
      By Related Party                         56,000               156            77,844              --               78,000
    At $.70 Per Share                           4,743                 4             3,316              --                3,320
  Exercise of Options For Services:
    At $.50 Per Share                          35,000                35            17,465              --               17,500
    At $.50 Per Share
     By Related Party                         150,000               150            74,850              --               75,000

Net Loss                                         --                --                --            (665,909)          (665,909)

                                         ------------      ------------      ------------      ------------       ------------
Balance - July 31, 1994                     9,503,918             9,504         4,333,077        (3,319,874)         1,022,707

Common Stock Issued For:
  Cash:
    At $.30 Per Share                         150,000      $        150      $     49,856      $       --         $     50,006
    At $.40 Per Share                         288,200               288           115,215              --              115,503
    At $.50 Per Share                         269,611               270           132,831              --              133,101
    At $.60 Per Share                         120,834               121            72,379              --               72,500
    At $.70 Per Share                          23,000                23            16,077              --               16,100
Services:
    At $.40 Per Share                         145,000               145            60,755              --               60,900
    At $.50 Per Share                          75,000                75            34,925              --               35,000
Exercise of Options For:
  Cash:
  At $.50 Per Share
    By Related Party                          350,000               350           174,650              --              175,000
Services:
  At $.50 Per Share                            35,000                35            17,465              --               17,500

Commissions Paid                                 --                --              (1,650)             --               (1,650)

Net Loss                                         --                --                --            (426,803)          (426,803)
                                         ------------      ------------      ------------      ------------       ------------
Balance - July 31, 1995                    10,960,563      $     10,961      $  5,005,580      $ (3,746,677)      $  1,269,864


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1999

                                                                                                 Deficit
                                                                                               Accumulated
                                                   Common Stock              Capital Paid        In The
                                           -----------------------------     In Excess of      Development
                                             Shares           Amount          Par Value            Stage             Total
                                           ----------      ------------      ------------      ------------       ------------
Common Stock Issued For:
  Cash:
    At $.40 Per Share                          75,972      $         76      $     30,274      $       --         $     30,350
    At $.50 Per Share                         550,423               550           270,074              --              270,624
    At $.60 Per Share                         146,773               147            87,853              --               88,000
    At $.70 Per Share                          55,722                56            38,949              --               39,005
    At $.80 Per Share                         110,100               110            87,890              --               88,000

Services:
    At $.40 Per Share                         104,150               104            38,296              --               38,400
    At $.50 Per Share                          42,010                42            20,963              --               21,005
    At $.60 Per Share                           4,600                 5             2,755              --                2,760
    At $.70 Per Share                         154,393               155           107,920              --              108,075

  Commissions:
     At $.35 Per Share                         23,428                23               (23)
     At $.50 Per Share                         50,545                50               (50)
     At $.60 Per Share                          2,000                 2                (2)
     At $.70 Per Share                         12,036                12               (12)

  Exercise of Options:
    Cash:
      At $.35 Per Share
        By Related Party                       19,571                20             6,830              --                6,850

    Services:
      At $.35 Per Share
        By  Related Party                     200,429               200            69,950              --               70,150
      At $.50 Per Share                        95,000                95            47,405              --               47,500

     Compensation Portion of
        Options Exercised                        --                --             261,500              --              261,500

Net Loss                                         --                --                --            (956,043)          (956,043)
                                         ------------      ------------      ------------      ------------       ------------


Balance - July 31, 1996                    12,607,715            12,608         6,076,152        (4,702,720)         1,386,040


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1999

                                                                                                 Deficit
                                                                                               Accumulated
                                                   Common Stock              Capital Paid        In The
                                           -----------------------------     In Excess of      Development
                                             Shares           Amount          Par Value            Stage             Total
                                           ----------      ------------      ------------      ------------       ------------
Common Stock Issued For:
  Cash:
    At $.35 Per Share                          50,000      $         50      $     17,450      $       --         $     17,500
    At $.40 Per Share                         323,983               324           128,471              --              128,795
    At $.50 Per Share                         763,881               762           381,174              --              381,936
    At $.60 Per Share                          16,667                17             9,983              --               10,000
    At $.70 Per Share                           7,143                 7             4,993              --                5,000
    At $.80 Per Share                          28,750                29            22,971              --               23,000

  Services:
    At $.50 Per Share                         295,884               296           147,646              --              147,942

  Commissions:
     At $.35 Per Share                         44,614                45               (45)
     At $.40 Per Share                         41,993                42               (42)
     At $.50 Per Share                         37,936                38               (38)

  Expense:
     At $.35 Per Share                          8,888                 9             3,099              --                3,108
     At $.40 Per Share                          9,645                10             3,848              --                3,858

  Property and Equipment
      At $.60 Per Share                         7,500                 8             4,492              --                4,500

  Exercise of Options
    Services:
      At $.35 Per Share
        By Related Party                      136,301               136            47,569              --               47,705

Net Loss                                         --                --                --            (805,496)          (805,496)
                                         ------------      ------------      ------------      ------------       ------------

Balance - July 31, 1997                    14,380,900      $     14,381      $  6,847,723      $ (5,508,216)      $  1,353,888

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1999

                                                                                                 Deficit
                                                                                               Accumulated
                                                   Common Stock              Capital Paid        In The
                                           -----------------------------     In Excess of      Development
                                             Shares           Amount          Par Value            Stage             Total
                                           ----------      ------------      ------------      ------------       ------------
Common Stock Issued For:
  Cash:
    At $.20 Per Share                          10,000      $         10      $      1,990      $       --         $      2,000
    At $.25 Per Share                         100,000               100            24,900              --               25,000
    At $.27 Per Share                          45,516                46            12,244              --               12,290
    At $.28 Per Share                         150,910               151            41,349              --               41,500
    At $.30 Per Share                          60,333                60            18,040              --               18,100
    At $.31 Per Share                           9,677                10             2,990              --                3,000
    At $.32 Per Share                          86,750                87            27,673              --               27,760
    At $.33 Per Share                         125,364               125            41,245              --               41,370
    At $.35 Per Share                          75,144                75            26,225              --               26,300
    At $.38 Per Share                          49,048                49            18,311              --               18,360
    At $.40 Per Share                         267,500               268           106,732              --              107,000
    At $.45 Per Share                          65,333                65            29,335              --               29,400
    At $.50 Per Share                         611,184               610           304,907              --              305,517

Services:
    At $.23 Per Share                          48,609                49            11,131              --               11,180

Exercise of Options:
  Services:
     At $.22 Per Share                         82,436                82            18,054              --               18,136
     At $.35 Per Share                        183,846               184            64,162              --               64,346

Compensation:
     At $.22 Per Share                        105,000               105            22,995              --               23,100
     At $.35 Per Share                         25,000                25             8,725              --                8,750

Commissions:
     At $.22 Per Share                         67,564                68               (68)             --
     At $.35 Per Share                        291,028               291              (291)             --

Net Loss                                         --                --                --            (807,181)          (807,181)
                                           ----------      ------------      ------------      ------------       ------------
Balance - July 31, 1998                    16,841,142      $     16,841      $  7,628,372      $ (6,315,397)      $  1,329,816

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1999

                                                                                                 Deficit
                                                                                               Accumulated
                                                   Common Stock              Capital Paid        In The
                                           -----------------------------     In Excess of      Development
                                             Shares           Amount          Par Value            Stage             Total
                                           ----------      ------------      ------------      ------------       ------------
Common Stock Issued For:
  Cash:
    At $0.20 Per Share                         12,500      $         13      $      2,487      $       --         $      2,500
    At $0.22 Per Share                         45,454                45             9,955              --               10,000
    At $0.25 Per Share                        248,788               249            61,948              --               62,197
    At $0.27 Per Share                        132,456               132            35,631              --               35,763
    At $0.28 Per Share                        107,000               107            30,493              --               30,600
    At $0.29 Per Share                         20,000                20             5,780              --                5,800
    At $0.30 Per Share                         49,333                49            14,751              --               14,800
    At $0.32 Per Share                        152,725               153            48,719              --               48,872
    At $0.33 Per Share                        149,396               149            49,151              --               49,300
    At $0.35 Per Share                        538,427               538           187,912              --              188,450
    At $0.40 Per Share                         17,000                17             6,783              --                6,800
    At $0.50 Per Share                         53,000                53            26,447              --               26,500
    At $0.55 Per Share                          6,000                 6             3,294              --                3,300
    At $0.65 Per Share                         33,846                34            21,966              --               22,000
    At $0.68 Per Share                         13,235                13             8,987              --                9,000
    At $0.70 Per Share                        153,572               154           107,346              --              107,500
    At $0.90 Per Share                         57,777                58            51,942              --               52,000
    At $1.00 Per Share                         50,000                50            49,950              --               50,000
    At $1.10 Per Share                        150,000               150           164,850              --              165,000

Expenses:
    At $0.21 Per Share                         37,376                37             7,812              --                7,849
    At $0.30 Per Share                         19,450                19             5,816              --                5,835
    At $0.36 Per Share                         34,722                35            12,465              --               12,500

Commission:
    At $0.21 Per Share                        158,426               158              (158)             --                 --
    At $0.25 Per Share                         28,244                28               (28)             --                 --
    At $0.30 Per Share                        132,759               133              (133)             --                 --
    At $0.35 Per Share                         40,000                40               (40)             --                 --

Services:                                      95,238                95            19,905              --               20,000
    At $0.25 Per Share                         17,000                17             4,233              --                4,250
    At $0.30 Per Share                        145,941               146            43,636              --               43,782
    At $0.50 Per Share                         71,808                72            35,832              --               35,904

                                           19,612,615      $     19,611      $  8,646,104      $ (6,315,397)      $  2,350,318

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 1999

                                                                                                 Deficit
                                                                                               Accumulated
                                                   Common Stock              Capital Paid        In The
                                           -----------------------------     In Excess of      Development
                                             Shares           Amount          Par Value            Stage             Total
                                           ----------      ------------      ------------      ------------       ------------
Compensation portion of Cash
  Issuances                                      --                --             618,231              --              618,231

Compensation Portion of
  Options Granted                                --                --              48,000              --               48,000

Exercise of Options:
  Cash
    At $0.10 Per Share                        510,000               510            50,490              --               51,000

Services:
    At $0.70 Per Share                        100,000               100            69,900              --               70,000

Compensation Portion of Options
  Exercised                                      --                --             256,900              --              256,900

Net Loss                                         --                --                --          (1,964,447)        (1,964,447)
                                         ------------      ------------      ------------      ------------       ------------

Balance - July 31, 1999                    20,222,615      $     20,221      $  9,689,625      $ (8,279,844)      $  1,430,002
                                         ============      ============      ============      ============       ============

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS

                                                                                              For The Period
                                                              For The Year Ended            September 17, 1982
                                                                   July 31,                    (Inception)
                                                         -------------------------------           To
                                                             1999               1998          July 31, 1999
                                                         ------------       ------------      -------------
Cash Flow From Operating Activities:
  Net Loss                                               $ (1,964,447)      $   (807,181)      $ (8,279,844)
  Adjustments to Reconcile Net Loss to
    Net Cash Used By Operating Activities:
      Depreciation                                              5,322              5,322            355,476
      Loss on Write-Off of Investment                            --                 --               10,000
      Loss From Joint Venture                                    --                 --              101,700
      Value of Common Stock Issued For Services               276,829            125,512          1,863,899
      Compensation Portion of Options Exercised               846,424               --            1,107,924
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Other Current Assets            (2,281)               792             (2,465)
        Increase in Security Deposit                             --                 --               (3,667)
        Increase (Decrease) in Accrued Expenses
           and Taxes                                           (7,210)             4,686             53,386
                                                         ------------       ------------       ------------

Net Cash Used By Operating Activities                        (845,363)          (670,869)        (4,793,591)
                                                         ------------       ------------       ------------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                             --                 --           (1,705,650)
  Investment in Joint Venture                                    --                 --             (101,700)
  Investment in Privately Held Company                           --                 --              (10,000)
                                                         ------------       ------------       ------------

Net Cash Used By Investing Activities                            --                 --           (1,817,350)
                                                         ------------       ------------       ------------


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Continued)

                                                                                              For The Period
                                                              For The Year Ended            September 17, 1982
                                                                   July 31,                    (Inception)
                                                         -------------------------------           To
                                                             1999               1998          July 31, 1999
                                                         ------------       ------------      -------------
Cash Flow From Financing Activities:
  (Increase) Decrease in Loans Receivable                $       (700)      $     (2,664)      $     (9,190)
                                                                                               ------------
  Increase in Loans Payable - Officers                           --                 --               18,673
  Repayment of Loans Payable - Officers                          --                 --              (18,673)
  Proceeds From Sale of Common Stock                          941,382            657,597          7,152,037
  Commissions on Sale of Common Stock                            --                 --               (5,250)
  Expenses of Initial Public Offering                            --                 --             (408,763)
  Purchase of Certificate of Deposit - Restricted                --                 --               (5,000)
  Purchase of Mining Reclamation Bond                            --                 --               (6,000)
                                                         ------------       ------------       ------------

Net Cash Provided By Financing Activities                     940,682            654,933          6,717,834
                                                         ------------       ------------       ------------

Increase (Decrease) In Cash and Cash Equivalents               95,319            (15,936)           106,893

Cash and Cash Equivalents - Beginning                          11,574             27,510               --
                                                         ------------       ------------       ------------

Cash and Cash Equivalents - Ending                       $    106,893       $     11,574       $    106,893
                                                         ============       ============       ============

Supplemental Cash Flow Information:
  Cash Paid For Interest                                 $       --         $       --                 --
                                                         ============       ============       ============

  Cash Paid For Income Taxes                             $        680       $      1,368       $     26,163
                                                         ============       ============       ============

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                             $     94,159       $    116,724       $    320,580
                                                         ============       ============       ============

  Issuance of Common Stock as Payment for Expenses       $     13,684       $     93,662       $    114,312
                                                         ============       ============       ============

  Issuance of Common Stock as Payment for Property
    and Equipment                                        $       --         $      4,500       $      4,500
                                                         ============       ============       ============


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1999


NOTE 1 - Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses through July 31, 1999 aggregating $8,279,844 that raises substantial doubt about its ability to continue as a going concern. As indicated in Note 9, the Company is in the process of raising additional capital and financing. Continuation of the Company is dependent on (1) consummation of the contemplated financings, (2) achieving sufficiently profitable operations and
(3) subsequently maintaining adequate financing arrangements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1999


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

NOTE 3 - Loans Receivable

     Included in loans receivable are unsecured short-term revolving loans of $8,850 and $2,340 paid by the Company respectively to WCM Capital, Inc., a publicly traded corporation and South American Minerals, Inc. a publicly traded corporation. These are non-interest bearing and due on demand.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1999


NOTE 4 - Property and Equipment

     Property and equipment consists of the following:

     Land                                          $   24,364
     Building                                          22,655
     Machinery and Equipment                          358,230
     Mining Claims and
       Leasehold Improvements                         106,786
     Mill and Mining Improvements                   1,192,658
     Office Furniture, Fixtures
       and Equipment                                      958
                                                   ----------
                                                    1,705,651
     Less:  Accumulated Depreciation                  355,476
                                                   ----------
                                                   $1,350,175
                                                   ==========

NOTE 5 - Stockholders' Equity

     At various stages in the Company's development, shares of stock have been issued in exchange for the fair market value, as determined by the Board of Directors, for services received with a corresponding charge to operations, property and equipment or capital paid in excess of par value depending on the nature of the services provided.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1999


NOTE 5 - Stockholders' Equity (Continued)

     Common Stock Reserved For Issuance

     The following is a table with respect to common stock reserved for options as of

July 31, 1999:
                                                      Options Outstanding
                                                  --------------------------
                                                  Number of      Price Range
                                                   Shares         Per Share
                                                  --------       -----------
Balance - July 1, 1991                                 -0-        $   --

  Options Granted:
    Services                                       400,000        $.10-.50
    Services - Related Parties                     225,000             .50

  Options Exercised - Related Parties             (100,000)            .50
                                                  --------        --------
Outstanding - July 31, 1992                        525,000        .10 - .50

  Options Granted:
    Services                                       200,000             .50
                                                  --------        --------
Outstanding - July 31, 1993                        725,000        .10 - .50

  Options Granted:
    Services                                       310,000             .50
    Services - Related Parties                     350,000             .50

  Exercised:
    Services                                       (35,000)            .50
    Services - Related Parties                    (150,000)            .50

  Expired:                                        (525,000)        .10-.50
                                                  --------        --------

Outstanding - July 31, 1994                        675,000             .50

  Exercised:
    Services                                       (35,000)            .50
    Services - Related Parties                    (350,000)            .50
                                                  --------        --------

Outstanding - July 31, 1995                        290,000             .50

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1999

NOTE 5 - Stockholders' Equity (Continued)

     Common Stock Reserved For Issuance

     The following is a table with respect to common stock reserved for options as of

July 31, 1999:

                                                      Options Outstanding
                                                  --------------------------
                                                  Number of      Price Range
                                                   Shares         Per Share
                                                  --------       -----------
  Options Granted:
      Services - Related Parties                   600,000        $    .35

  Exercised:
      Cash - Related Parties                       (17,500)            .40
      Services                                     (95,000)            .50
      Services -Related Parties                   (202,500)            .35

Expired:                                          (165,000)            .50
                                                  --------        --------

Outstanding - July 31, 1996                        410,000         .35-.50

  Options Granted
      Services - Related Party                    1,545,000            .35
      Services                                      10,000             .35

  Exercised
      Service - Related Party                     (101,730)            .35
      Expired                                      (30,000)            .35
                                                  --------        --------

Outstanding July 31, 1997                         1,833,270            .35

Options Granted:
      Services - Related Parties                   610,000             .22
       Services                                    755,000         .22-.40

  Exercised:
      Services                                    (720,000)        .22-.35
                                                  --------        --------

Outstanding - July 31, 1998                       2,478,270        .10-.40

Options Granted:
      Services                                     100,000             .70

Exercised:
      Services                                    (260,000)        .10-.70
      Services Related Party                      (350,000)           --
                                                  --------        --------

Outstanding - July 31, 1999                       1,968,270       $.10-.40
                                                  ========        ========

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1999


NOTE 5 - Stockholders' Equity (Continued)

     Authorized Common Stock

     In September 1993 the Company's shareholders approved an increase in the authorized common stock from 100,000,000 shares to 150,000,000 shares.

     Effective April 11, 1998 the Company underwent a 1 for 10 reverse split with all fractions being rounded up into new common stock.

     All references to common stock is restated to reflect the 1 for 10 reverse split.

NOTE 6 - Income Taxes

     For income tax purposes, the Company has a net operating loss carryforward at July 31, 1999 of approximately $6,400,000 beginning to expire at July 31, 2001 if not offset against future federal taxable income.

     Pursuant to FASB 109, the Company has elected to take a 100% reserve on the deferred tax asset arising from the net operating loss of $2,176,000 and accordingly there is no cumulative effect adjustment or current year tax benefit recorded.

NOTE 7 - Commitments and Contingencies

     From time to time, the Company may be named in legal actions which are incidential to the industry in which the Company operates. Currently, the Company is not a party to any legal proceedings.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1999


NOTE 8 - Refining Contract

     The Company has entered into an agreement with ASARCO Incorporated for the sale and refining of lead concentrates produced from the Company's mine in Colorado. The Agreement provides that the Company may ship metallic materials in lots of 200 - 300 tons to ASARCO's smelter in East Helena, Montana. ASARCO will take delivery of the material, perform the smelting operations and pay for the metals based on the London Metals Exchange less certain deductions for expenses of smelting and adjustment for excess impurities, including water. The period of the agreement commenced on September 1, 1995 through and including August 31, 1998 and continues thereafter subject to cancellation on sixty (60) days' written notice by either party; however, the agreement shall not extend beyond June 30, 2000.

NOTE 9 - Liquidity and Going Concern Uncertainty

     The Company has incurred recurring losses amounting to $8,279,844 at July 31, 1999. This raises substantial doubt about the Company's ability to continue as a going concern.

     Specific plans to obtain financing for a full scale mining and mill operation may include a combination of one or more of the following:

     a. Private placements of the Company's securities to institutions, private individuals, mining companies, and/or investment groups. During the fiscal year ended July 31, 1999 the Company raised approximately $941,383 through the sales of common stock to investors, which enabled the Company to complete the Hunter Shaft, test the mill and do core drilling.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1999


NOTE 9 - Liquidity and Going Concern Uncertainty (Continued)

     b. A working arrangement with a mining company pursuant to which the Company would mine and the other company would mill, smelt and market the products. Under these conditions, the Company's cost would be concentrated on the mining effort only. The Company has negotiated such an agreement. The agreement ran for an initial two year term. Since September 1, 1998, the
agreement  is   terminable   by  either  party  on  sixty  (60)  days'   notice.
Notwithstanding the foregoing, the agreement would not extend beyond June 30, 2000. The Company would deliver metallic minerals to the mining company's mill site six miles southeast of Leadville, Colorado. The price for the material would be based upon the London Metals Exchange market price less certain deductions for treatment and impurities on the date of delivery.

     Assuming that the Company is able to obtain funds from one or more of the above sources, planned activities over the next twelve months should include A) exploration by tunnel to Weston Fault towards Penn Group B) Long Hole drilling and core drilling of B-Zone Levels 7 and 8 C) mine and mill. During the Fiscal 2000 the company needs to raise additional capital in order to complete these projects.

     There is no assurance whatsoever that any of the Company's proposed plans to raise capital and otherwise fund operations will prove successful. The Company's ability to continue as a going concern is dependent upon its ability to obtain sufficient funding as discussed above and its inability to do so will delay or cease the Company's planned operations as discussed above.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1999


NOTE 9 - Liquidity and Going Concern Uncertainty (Continued)

     Year 2000 Considerations

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


                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning the directors and executive officers of the Company:

                                    First
                                    Became
Name                       Age      Director      Position
----                       ---      --------      --------
Donald W. Wilson*          70       9/22/82       Former President & Director

Gifford A. Dieterle        67       9/22/82       President, Executive
                                                  Vice President,
                                                  Secretary, Treasurer
                                                  & Chairman of the Board

Robert Roningen            66       9/14/93       Vice President- Operations
                                                  & Director

Horst Scherp               70       1/25/95       Director

Jack V. Everett            77       1/25/95       Director

----------
* Donald W. Wilson resigned as President and a Director of the Company on September 29, 1999, at which time, the Board of Directors elected Gifford A. Dieterle to the position of President.

Directors are elected at the meeting of shareholders called for that purpose and hold office until the next shareholders meeting called for that purpose or until their resignation or death. Officers of the corporation are elected by the directors at meetings called by the directors for its purpose.

DONALD W. WILSON, President and Director during fiscal 1999. He resigned as President and a Director of the Company on September 29, 1999. His highest educational degree is a High School diploma obtained from Leadville High School in Leadville, Colorado in 1949.

He additionally attended the Colorado School of Mines in 1969 on a non-matriculating basis, where he took courses in geology, surveying, mapping, and mathematics. He did not graduate and therefore did not obtain a degree. His employment history since 1977 consists of the following: From May 1983 until the present, he has been President of the Company. From January 1981 to May 1983, he was mine and mill manager of the Franklin Mine, a gold mine in Colorado, which is owned by Franklin Consolidated Mining Company. From 1979 to 1980, M.S.T. Company - Rio Blanco Oil Shale Corporation, employed him as a project engineer. From 1977 to 1979, United Nuclear-Homestake Partnership, Inc., Grants, and New Mexico employed him as a superintendent of shaft sinking operation.

GIFFORD A. DIETERLE, President, Executive Vice-President, Treasurer and Chairman of the Board of Directors of the Company. Mr. Dieterle was appointed President in September 1999 following the resignation of Donald W. Wilson. His highest educational degree is a M.S. in Geology obtained from New York University. From 1977 until July 1993, he was Chairman, Treasurer, and Executive Vice-President of Franklin Consolidated Mining Company. From 1965 to 1987, he was lecturer in geology at the City University of N.Y. (Hunter Division). Since 1962, he has been a consulting geologist engaged in the geological evaluation of oil and mineral properties. From 1978 until the present, he has been a registered representative with Datek Securities.

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934

To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934.

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

                           SUMMARY COMPENSATION TABLE

                                                                                      Long-Term Compensation
                                                                         -----------------------------------------------
                                        Annual Compensation                      Awards                  Payouts
                         ----------------------------------------------  ---------------------    ----------------------
        (a)               (b)             (c)          (d)       (e)       (f)           (g)        (h)           (i)
------------------       ----           ------         ---    ---------  ---------     -------    -------      ---------
                                                                Other    Restrict-                             All Other
                                                               Annual    ed Stock                   LTIP        Compensa
Name and Principal                                             Compen-    Award        Options    Payouts         -tion
     Position            Year           Salary         ($)    sation($)    ($)           SARs       ($)            (i)
------------------       ----           ------         ---    ---------  ---------     -------    -------      ---------
Donald W. Wilson         1999           76,998         -0-       -0-       -0-             -0-      -0-           -0-
Chief Exexcutive         1998           63,320         -0-       -0-       -0-         150,000      -0-           -0-
Officer                  1997           54,586         -0-       -0-       -0-         350,000      -0-           -0-

The following table sets forth information with respect to the Company's Executive Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

(a)                  (b)        (c)                (d)                (e)
--------------------------------------------------------------------------------
                                Percent of Total
                                Options/SARs
                     Options/   Granted to
                     SARs       Employed in        Exercise or Base   Expiration
Name                 Granted    Fiscal Year        Price($/SH)        Date
--------------------------------------------------------------------------------
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

         Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR

(a)                  (b)             (c)          (d)              (e)
--------------------------------------------------------------------------------
                                                                   Value of
                                                  Number of        Unexercised
                                                  Unexercised      In-the-Money
                                                  Options/SARs     Option/SARs
                     Shares                       at FY-End(#)     at FY-End(#)
                     Acquired on     Value        Exercisable/     Exercisable/
Name                 Exercise(#)     Realized     Unexercisable    Unexercisable
--------------------------------------------------------------------------------
Donald W. Wilson          -0-            -0-         700,000              --
Gifford Dieterle          -0-            -0-         553,270              --
Robert Roningen       350,000         87,500         150,000              --
Jack Everett              -0-            -0-         225,000              --
Horst Scherp              -0-            -0-         20,000           10,000

The following table sets forth information with respect to the Executive Officers concerning awards under long term incentive plans during the last fiscal year:

                                                   Estimated Future Payouts under Non-Stock
                                                   Price Based Plans
(a)                (b)             (c)             (d)              (e)            (f)
                                   Performance     ----------------------------------------
                   Number of       or Other
                   Shares, Units   Period Until    Threshold
                   or Other        Maturation or   Target                           Maximum
Name               Rights(#)       Payout          ($ or #)         ($ or #)       ($ or #)
----               -------------   ------------    ---------        --------       --------
Donald W. Wilson      -0-
Gifford Dieterle      -0-
Robert Roningen       -0-
Jack. Everett         -0-
Horst Scherp          -0-

Directors are not compensated for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners -- The persons set forth on the charts below are known to the Company to be the beneficial owners of more than 5% of the Company's outstanding voting Common Stock as of November 8, 1999.

     (b) Security Ownership of Management -- Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management as of November 8, 1999, is set forth on the charts below.

                   Name of               Amount & Nature
                   Beneficial            of Beneficial          Approximate
Title of Class     Owner                 Ownership 10/28/98     Percentage(1)(2)
--------------     ----------            ------------------     ----------------

Common Stock       Donald W. Wilson*        1,395,100(2)             6.85%

Common Stock       Gifford A. Dieterle*     1,571,105(2)(3)          7.71%

Common Stock       Jack Everett*              225,000(2)             1.10%

Common Stock       Robert Roningen*           870,905(2)(4)          4.2%

Common Stock       Horst Scherp*               25,000(2)             **

Common Stock       Richard Shevchenko       1,294,203(5)             6.35%

All Officers and
Directors as a
Group (5)*                                  4,087,110(2)(3)(4)      26.21%

----------

* Officer and/or Director of the Company, including Mr. Wilson who resigned as President and a Director of the Company in September 1999.

**   Less than one percent.

(1)  Based upon 20,365,161 shares issued and outstanding as of November 8, 1999.

(2) For Messrs. Wilson, Dieterle, Everett, Roningen, and Scherp includes, respectively, 700,000 shares, 553,270 shares, 225,000 shares, 150,000 shares and 20,000 shares issuable upon exercise of options and/or warrants.

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

On January 5, 1996, the Company issued the following options to certain officers and directors. Donald Wilson - option to purchase 200,000 shares; Gifford Dieterle - option to purchase 220,000 shares; Robert Roningen - option to purchase 150,000 shares; Jack Everett -option to purchase 25,000 shares; Horst Scherp - option to purchase 5,000 shares. All options granted on that date were to expire on January 5, 1998 and were to be exercisable at $.35 per share. On November 20, 1997 the Board of Directors approved a 3 year extension expiring January 5, 2001 at an exercisable price decrease to $.10 per share.

     Item 13. Exhibits and Reports on Form 8-K.

     Exhibits

     3.a  Certificate of Incorporation of Company(1)

     3.b  Amendments to Certificate of Incorporation of Company (1)

     3.c  By-Laws of Company (1)

     10.a Mining Claims (1)

     10.b ASARCO Agreement (2)

----------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-18 (SEC File No. 2-86160-NY) filed on or about November 10, 1983, and incorporated herein by this reference.

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1997 filed on or about November 13, 1997 and incorporated herein by this reference.

Reports of Form 8-K

Form 8-K filed with the Commission on September 30, 1999.

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


                                        LEADVILLE MINING AND MILLING CORP.


                                        /s/  Gifford A. Dieterle, Pres.
                                             ----------------------------------
Dated: Nov.  12, 1999                   By   Gifford A. Dieterle, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                         TITLE                          DATE
----------                         -----                          ----

/s/ Gifford A. Dieterle            President, Principal           Nov. 12, 1999
---------------------------        Executive Officer,
Gifford A. Dieterle                Treasurer,
                                   Principal Financial
                                   and Accounting
                                   Officer and Chairman
                                   of the Board of Directors


/s/ Jack Everett                   Director                       Nov. 12, 1999
---------------------------
Jack Everett


/s/ Robert Roningen                Director                       Nov. 12, 1999
---------------------------
Robert Roningen


/s/ Horst Scherp                   Director                       Nov. 12, 1999
---------------------------
Horst Scherp

                            SUPPLEMENTAL INFORMATION

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.


                                 NOT APPLICABLE.