Form 10QSB
period 1999-10-31
LEADVILLE MINING & MILLING CORP
filed 1999-12-14
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1999

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

                         Yes _X_               No ___

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

          Class                             Outstanding at October 31, 1999
          -----                             -------------------------------
  Common Stock, par value                          20,485,463 Shares
       $.001 per share

         Transitional Small Business Format (check one); Yes ___ No _X_

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended October 31, 1999.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended July 31, 1999.

     The results reflected for the three months ended October 31, 1999 are not necessarily indicative of the results for the entire fiscal year.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                OCTOBER 31, 1999
                                   (Unaudited)

                                     ASSETS
         Current Assets:
           Cash                                                     $    44,381
           Loans Receivable                                              10,190
           Other Current Assets                                           2,896
                                                                    -----------
              Total Current Assets                                       57,467
                                                                    -----------

         Property and Equipment (Net of
           Accumulated Depreciation of $356,805)                      1,348,846
                                                                    -----------

         Other Assets:
           Mining Reclamation Bonds                                      11,000
           Security Deposit                                               3,667
                                                                    -----------
              Total Other Assets                                         14,667
                                                                    -----------

         Total Assets                                               $ 1,420,980
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

         Current Liabilities:
           Accrued Expenses and Taxes                               $    65,474
           Note Payable - Current Portion                                 4,408
           Loan Payable                                                  12,500
                                                                    -----------
                  Total Current Liabilities                              82,382

         Long Term Liabilities
           Note Payable - Net of Current Portion                          8,815
                                                                    -----------

                  Total Liabilities                                      91,197
                                                                    -----------

         Commitments and Contingencies

         Stockholders' Equity:
           Common Stock, Par Value $.001 Per Share;
             Authorized 150,000,000 shares; Issued and
             Outstanding 20,485,463, Shares                              20,485
           Capital Paid In Excess of Par Value                        9,825,862
           Deficit Accumulated in the Development Stage              (8,516,564)
                                                                    -----------
              Total Stockholders' Equity                              1,329,783
                                                                    -----------

         Total Liabilities and Stockholders' Equity                 $ 1,420,980
                                                                    ===========

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                 For The Period
                                                                                September 17,1982
                                                                                  (Inception)
                                                    Three Months Ended                 To
                                                         October 31,            October 31, 1999
                                                 ----------------------------   ----------------
                                                    1999           1998
                                                 ------------    ------------
Revenues:
  Interest Income                                        $244            $198        $710,274
  Miscellaneous                                           400             300          26,206
                                                 ------------    ------------    ------------

    Total Revenues                                        644             498         736,480
                                                 ------------    ------------    ------------

Costs and Expenses:
  Mine Expenses                                       159,306          92,487       2,785,385
  Selling, General and Administrative Expenses         76,559          79,196       5,972,270
  Depreciation                                          1,329           1,331         356,805
  Loss on Write-Off of Investment                        --              --            10,000
  Loss on Joint Venture                                  --              --           101,700
                                                 ------------    ------------    ------------

    Total Costs and Expenses                          237,194         173,014       9,226,160
                                                 ------------    ------------    ------------

Loss Before Provision For Income Taxes               (236,550)       (172,516)     (8,489,680)

Provision For Income Taxes                                170             170          26,884
                                                 ------------    ------------    ------------

Net Loss                                            $(236,720)      $(172,686)    $(8,516,564)
                                                 ============    ============    ============

Net Loss Per Share                                      $(.01)         $(.01)
                                                 ============    ============

Average Common Shares Outstanding                  20,393,990      17,367,201
                                                 ============    ============


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                 For The Period
                                                       Three Months Ended      September 17, 1982
                                                            October 31,            (Inception)
                                                     ------------------------          To
                                                        1999          1998       October 31, 1999
                                                     ----------    ----------    ---------------
Cash Flow From Operating Activities:
  Net Loss                                             $(236,720)     $(172,686)   $(8,516,564)
  Adjustments to Reconcile Net Loss to
    Net Cash Used By Operating Activities:
      Depreciation                                         1,329          1,331        356,805
      Loss on Write-Off of Investment                       --             --           10,000
      Loss From Joint Venture                               --             --          101,700
      Value of Common Stock Issued For Services             --           12,500      1,863,899
      Compensation Portion of Options Exercised             --             --        1,107,924
      Changes in Operating Assets and Liabilities:
        Increase in Other Current Assets                    (431)          (149)        (2,896)
        Increase in Security Deposit                        --             --           (3,667)
        Increase (Decrease) in Accrued Expenses
           and Taxes                                      12,088        (21,908)        65,474
                                                     -----------    -----------    -----------

Net Cash Used By Operating Activities                   (223,734)      (180,912)    (5,017,325)
                                                     -----------    -----------    -----------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                        --             --       (1,705,650)
  Investment in Joint Venture                               --             --         (101,700)
  Investment in Privately Held Company                      --             --          (10,000)
                                                     -----------    -----------    -----------

Net Cash Used By Investing Activities                       --             --       (1,817,350)
                                                     -----------    -----------    -----------

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


                                                                                  For The Period
                                                        Three Months Ended       September 17, 1982
                                                            October 31,             (Inception)
                                                    --------------------------           To
                                                       1999           1998       October 31, 1999
                                                    -----------    -----------   ----------------
Cash Flow From Investing Activities:
  (Increase) Decrease in Loans Receivable               $(1,000)       $(6,540)      $(10,190)
  Increase in Loans Payable - Officers                     --             --           18,673
  Repayment of Loans Payable - Officers                    --             --          (18,673)
  Increase in Note Payable                               13,223           --           13,223
  Increase in Loan Payable                               12,500           --           12,500
  Proceeds From Sale of Common Stock                    136,499        239,486      7,288,536
  Commissions on Sale of Common Stock                      --             --           (5,250)
  Expenses of Initial Public Offering                      --             --         (408,763)
  Purchase of Certificate of Deposit - Restricted          --             --           (5,000)
  Purchase of Mining Reclamation Bond                      --             --           (6,000)
                                                    -----------    -----------    -----------

Net Cash Provided By Financing Activities               161,222        232,946      6,879,056
                                                    -----------    -----------    -----------

Increase (Decrease) In Cash and Cash Equivalents        (62,512)        52,034         44,381

Cash and Cash Equivalents - Beginning                   106,893         11,574           --
                                                    -----------    -----------    -----------

Cash and Cash Equivalents - Ending                      $44,381        $63,608        $44,381
                                                    ===========    ===========    ===========

Supplemental Cash Flow Information:
  Cash Paid For Interest                            $      --      $      --      $      --
                                                    ===========    ===========    ===========

  Cash Paid For Income Taxes                               $170           $170        $26,333
                                                    ===========    ===========    ===========

Non-Cash Financing Activities:
  Issuance of Common Stock as Commissions
    on Sales of Common Stock                        $      --          $14,000       $320,580
                                                    ===========    ===========    ===========

Issuance of Common Stock as Payment for Expenses    $      --      $      --         $114,312
                                                    ===========    ===========    ===========

Issuance of Common Stock For
  Property and Equipment                            $      --      $      --           $4,500
                                                    ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                   (Unaudited)

NOTE 1 - Basis of Presentation

     In the  opinion  of  the  Company,  the  accompanying  unaudited  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

     Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due.

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

Three Months Ended October 31, 1999 Compared to Three Months Ended October 31, 1998

     Results of Operations

During the first fiscal quarter, the Company continued to develop and mine ore at the B-Zone location. Milling was also continued but subject to metallurgical testing and equipment repair and replacement. The mill is producing a high pyrite concentrate with gold and, the Company's consulting metallurgist, Mr. Thomas Quigley, is working to reduce the pyrite content and increase recovery of fine gold. The Company has had difficulty in producing a satisfactory gold concentrate and had its original small lot shipments returned from Spaks, Nevada. It will be sold elsewhere, slightly modified.

Mining in the B-Zone is occurring in the 7-15 stope, raise #1 and raise #3. The ore continues to be highly pyritic. Gold is concentrated in small veins, veinlets and vein intersections in high grades distributed in a pyrite manto which itself contains low grades of gold. The exploration and development of the B-zone has been directed in a southeasterly direction with encouraging results. Face samples have assayed 0.50 ounces of gold per ton. Gold containing pyrite has been accumulated and is being dried in preparation for sale. We are thinking of a sale for the users of autoclaves and will make a decision soon. In the autoclave, the pyrite becomes fuel in the oxidation process and the gold and silver is recovered.

Management of the operation is now under the control of Mr. Scott Hazlitt. Mr. Hazlitt was Chief Geological Mine Operations for the Getchell Corporation, Turquoise Ridge Mine, Nevada. We are most excited about his involvement with the Company as a management consultant. Mr. Hazlitt is in full control of all activities at the mine and mill. Mr. Hazlitt wrote the original geological report on the Company's property. Under Mr. Hazlitt's guidance, the Company plans to drill a significant portion of the Company's property in order to locate large silicic gold ore bodies associated with the Weston fault. Initial drillings call for approximately 10,000 feet. The length of holes may be up to 600 to 700 feet. To continue operating the Hopemore project for the next three months is estimated to cost approximately $250,000.

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

The Company generated no revenues from operations during the three months ended October 31, 1999 and 1998. There were de minimis non-operating revenues during these periods of $644 and $498, respectively. Costs and expenses increased by $64,180 (approximately 37.1%) from $173,014 during the three months ended October 31, 1998 to $237,194 during the three months ended October 31, 1999 primarily due to a significant increase in mine expenses. Mine expenses increased by $66,819 (approximately 72.3%) from $92,487 during the three months ended October 31, 1998 to $159,306 during the three months ended October 31, 1999. The increase in mine expenses resulted primarily from construction of mine stopes, mine development, milling and metallurgy. Selling, general and administrative expenses and depreciation did not change materially between the three months ended October 31, 1998 and the three months ended October 31, 1999. As a result, the Company's net loss for the three months ended October 31, 1999 was $236,720, which was $64,034 more (approximately 37.1%) than its loss of $172,686 for the three months ended October 31, 1998.

Liquidity and Capital Resources

As of October 31, 1999, the Company had a working capital deficit of ($24,915) compared to working capital of $65,162 as of July 31, 1999. This $90,077 decrease in working capital primarily was due to increased cost and a decrease in funding. As was explained in the Company's 10KSB, the Company is in a precarious financial condition. No assurance whatsoever can be given that the Company will be able to continue as a going concern or that any of its plans with respect to its gold mining properties will, to a material degree, come to fruition. Absent commencement of sustained sales of ore, the Company, in order to continue its mine program, must obtain substantial financing. While management is seeking such financing through joint venture partners, private placement of its shares and other arrangements, there is no assurance that management will succeed therein. It should by emphasized that the Company's financial condition has remained critical since the date of the last 10-KSB and that in order to survive, the Company most likely will need an infusion of capital within the near future.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities and Use of Proceeds

     During the quarter ended October 31, 1999, the Company issued the following shares of its common stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: In August 1999, the Company sold an aggregate of 102,546 shares to five individuals for an aggregate of $53,999; in September 1999, the Company sold an aggregate of $87,573 shares to four individuals for an aggregate of $47,000; and in October 1999, the Company sold an aggregate of $72,729 shares to five individuals for an aggregate of $35,500.

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



                               LEADVILLE MINING & MILLING CORP.
                                        Registrant


                               By: /s/ Gifford a. Dieterle
                                   ---------------------------
                                   Gifford A Dieterle
                                   President/Treasurer/Secretary



Date: December 14, 1999