Form 10QSB
period 2000-01-31
LEADVILLE MINING & MILLING CORP
filed 2000-03-21
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 2000

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

                         Yes   _X_            No __

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                                  Outstanding at January 31, 2000

  Common Stock, par value                               21,835,130   Shares
       $.001 per share

         Transitional Small Business Format (check one);  Yes __     No _X_

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                JANUARY 31, 2000
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                        $    219,466
  Loan Receivable                                                        18,840
  Other Current Assets                                                    3,047
                                                                   ------------
         Total Current Assets                                           241,353
                                                                   ------------

Property and Equipment (Net of
  Accumulated Depreciation of $358,137)                               1,347,514
                                                                   ------------

Other Assets:
  Mining Reclamation Bonds                                               11,000
  Security Deposit                                                        3,667
                                                                   ------------
         Total Other Assets                                              14,667
                                                                   ------------

Total Assets                                                       $  1,603,534
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accrued Expenses and Taxes                                       $     84,792
  Note Payable - Current Portion                                          4,408
                                                                   ------------
         Total Current Liabilities                                       89,200
                                                                   ------------

Long Term Liabilities:
  Note Payable - Net of Current Portion                                   8,448
                                                                   ------------

         Total Liabilities                                               97,648
                                                                   ------------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 21,835,130 Shares                                        21,835
  Capital Paid In Excess of Par Value                                10,482,636
  Deficit Accumulated in the Development Stage                       (8,998,585)
                                                                   ------------
         Total Stockholders' Equity                                   1,505,886
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  1,603,534
                                                                   ============



The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                                                    For The Period
                                                                                                                  September 17, 1982
                                                                                                                      (Inception)
                                                        Three Months Ended                 Six Months Ended              To
                                                           January 31,                        January 31,           January 31, 2000
                                                   -----------------------------     ----------------------------  -----------------
                                                       2000             1999             2000             1999
                                                   ------------     ------------     ------------     ------------
Revenues:
  Interest Income                                  $        222     $        533     $        466     $        731     $    710,496
  Miscellaneous                                            --               --                400              300           26,206
                                                   ------------     ------------     ------------     ------------     ------------

    Total Revenues                                          222              533              866            1,031          736,702
                                                   ------------     ------------     ------------     ------------     ------------

Costs and Expenses:
  Mine Expenses                                         210,649          101,024          371,311          193,511        2,997,390
  Selling, General and Administrative
    Expenses                                            270,092          145,763          345,295          224,959        6,241,006
  Depreciation                                            1,332            1,331            2,661            2,662          358,137
  Loss on Write-Off of Investment                          --               --               --               --             10,000
  Loss on Joint Venture                                    --               --               --               --            101,700
                                                   ------------     ------------     ------------     ------------     ------------


  Total Costs and Expenses                              482,073          248,118          719,267          421,132        9,708,233
                                                   ------------     ------------     ------------     ------------     ------------

Loss Before Provision For Income Taxes                 (481,851)        (247,585)        (718,401)        (420,101)      (8,971,531)

Provision For Income Taxes                                  170              174              340              340           27,054
                                                   ------------     ------------     ------------     ------------     ------------

Net Loss                                           $   (482,021)    $   (247,755)    $   (718,741)    $   (420,441)    $ (8,998,585)
                                                   ============     ============     ============     ============     ============
Net Loss Per Share                                 $       (.02)    $      (0.01)    $       (.04)    $      (0.02)
                                                   ============     ============     ============     ============

Average Common Shares Outstanding                    21,016,958       18,254,739       20,705,474       18,090,732
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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                                  For The Period
                                                                                                September 17, 1982
                                                               Six Months Ended                     (Inception)
                                                                   January 31,                          To
                                                          -----------------------------          January 31, 2000
                                                              2000              1999             ----------------
                                                          -----------        ----------
Cash Flow From Operating Activities:
  Net Loss                                                $ (718,741)        $(420,441)              $(8,998,585)
  Adjustments to Reconcile Net Loss to
    Net Cash Used By Operating Activities:
      Depreciation                                             2,661             2,662                   358,137
      Loss on Write-Off of Investment                           --                --                      10,000
      Loss From Joint Venture                                   --                --                     101,700
      Value of Common Stock Issued For Services               50,002            12,500                 1,913,901
      Compensation Portion of Options Exercised              152,422            52,500                 1,260,346
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Other Current Assets             (582)             (448)                   (3,047)
        Increase in Security Deposit                            --                --                      (3,667)
        Increase (Decrease) in Accrued Expenses and
          Taxes                                              (31,406)          (22,634)                   84,792
                                                          ----------        ----------                ----------

Net Cash Used By Operating Activities                       (482,832)         (375,861)               (5,276,423)
                                                          ----------        ----------                ----------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                            --                --                  (1,705,650)
  Investment in Joint Venture                                   --                --                    (101,700)
  Investment in Privately Held Company                          --                --                     (10,000)
                                                          ----------        ----------                ----------

Net Cash Used By Investing Activities                           --                --                  (1,817,350)
                                                          ----------        ----------                ----------



The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


                                                                                                    For The Period
                                                                                                  September 17, 1982
                                                            Six Months Ended                          (Inception)
                                                                January 31,                                To
                                                       -------------------------------              January 31, 2000
                                                           2000              1999                   ----------------
                                                       -----------        ------------
Cash Flow From Investing Activities:
  Increase in Loans Receivable                         $    (9,650)       $    (6,009)                 $   (18,840)
  Increase in Loans Payable - Officers                        --                 --                         18,673
  Repayment of Loans Payable - Officers                       --                 --                        (18,673)
  Increase in Note Payable                                  12,856               --                         12,856
  Increase in Loan Payable                                    --                 --                           --
  Proceeds From Sale of Common Stock                       592,199            557,082                    7,744,236
  Commissions on Sale of Common Stock                         --                 --                         (5,250)
  Expenses of Initial Public Offering                         --                 --                       (408,763)
  Purchase of Certificate of Deposit-Restricted               --                 --                         (5,000)
  Purchase of Mining Reclamation Bond                         --                 --                         (6,000)
                                                       -----------        -----------                  -----------

Net Cash Provided By Financing Activities                  595,405            551,073                    7,313,239
                                                       -----------        -----------                  -----------

Increase (Decrease) In Cash and Cash Equivalents           112,573            175,212                      219,466

Cash and Cash Equivalents - Beginning                      106,893             11,574                         --
                                                       -----------        -----------                  -----------

Cash and Cash Equivalents - Ending                     $   219,466        $   186,786                  $   219,466
                                                       ===========        ===========                  ===========


Supplemental Cash Flow Information:
  Cash Paid For Interest                               $      --          $      --                    $      --
                                                       ===========        ===========                  ===========

  Cash Paid For Income Taxes                           $       340        $       340                  $    26,503
                                                       ===========        ===========                  ===========


Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                           $      --          $    14,000                  $   320,580
                                                       ===========        ===========                  ===========


Issuance of Common Stock as Payment for Expenses       $    50,002        $      --                    $   164,314
                                                       ===========        ===========                  ===========


Issuance of Common Stock as Payment for Property
  and Equipment                                        $      --          $      --                    $     4,500
                                                       ===========        ===========                  ===========




The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000
                                   (Unaudited)



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

Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

     Results of Operations

During the second fiscal quarter, the Company continued, under the management of Scott Hazlett to explore and mine ore at the B-Zone location. Milling also continued on a limited basis subject to metallurgical testing, until mid January 2000 when, milling was temporarily suspended. The mill continued to produce a high pyrite concentrate containing gold and silver. The Company's metallurgist, Mr. Thomas Quigley worked to reduce the pyrite content of the concentrate and did fire assays on ore samples. The mill processed ore from the 7-15 drift, B-zone. It also re-processed pyrite concentrates in order to elevate the gold content. As a result, approximately 35 tons of pyrite concentrate was reduced to approximately 7 tons. Its shipment to the ASARCO smelter is under consideration.

Serious exploration began underground in mid January 2000 with long hole drilling and drifting at the 7-15 location. Core drilling commenced on the 5th level towards the Weston fault on February 15, 2000, subsequent to site preparation, electrical cables in place and reassembly of the drilling rig.

The purpose of drilling is to identify and outline ore for mining. The initial ore target is at the intersection of the Ibex #4 vein and the Weston Fault. Both of these structures have hosted ore elsewhere in the district. The first and second holes have encounted hydrothermal breccias containing some sulfide ore fragments possibly dislodged from a blind ore manto or vein. These holes have also tagged the margin of the Breece Hill intrusive stock. Further drilling will probe for replacement ore adjacent to these breccias, and also on the Ibex #4 vein. The drilling program is planned to consist of 16 holes totaling 8,000 feet of core.

Longhole drilling from 7th level is testing for extensions of the Ibex #4 vein between 6th and 7th levels in the southeast area of the mine. Development of the 715 drift has encountered mineralization, and additional longhole drilling is planned in this area.

Computer modeling, using Maptek's Vulcan software, is used to compile all available property data and drilling results.

The Company has, at present, approximately 126,200 tons of mineralized material containing varied amounts of gold, silver, lead, zinc and copper. The possible mineral potential of all the Company's properties, as indicated by Scott Hazlitt, Consulting Geologist, ranges up to 5,000,000 tons. The Company to date has completed only limited exploration of the Hopemore 7th level (by crosscut, raise, drift, and drill). Stopes, chutes, ore passes and handling facilities are in operational condition.

The Company generated no revenues from operations during the three months ended January 31, 2000 and 1999. There were de minimis non-operating revenues during these periods of $222 and $533, respectively. Mine expenses increased by $109,625 (approximately 109%) from $101,024 during the three months ended January 31, 1999 to $210,649 during the three months ended January 31, 2000. The increase in mine expenses resulted primarily from mine development, longhole drilling, assaying and metallurgy. Selling, general and administrative expenses and depreciation increased by $124,330 approximately (85%) from $147,094 during the three months ended January 31, 1999 to $271,424 during the three months ended. The increase in selling, general and administrative expenses and depreciation resulted primarily from an accelerated pace of operating and change of direction under new mine management. As a result, the Company's net loss for the three months ended January 31, 2000 was $482,021, which was $234,266 more (approximately 95%) than its loss of $247,755 for the three months ended January 31, 1999.

Liquidity and Capital Resources

As of January 31, 2000, the Company had a working capital of $152,153 compared to working capital of $65,162 as of July 31, 1999. This $86,991 increase in working capitals primarily was due to an increase in capital funding. As was explained in the Company's 10KSB, the Company is in a precarious financial condition. No assurance whatsoever can be given that the Company will be able to continue as a going concern or that any of its plans with respect to its gold mining properties will, to a material degree, come to fruition. Absent commencement of sustained sales of ore, the Company, in order to continue its mine program, must obtain substantial financing. While management is seeking such financing through joint venture partners, private placement of its shares and other arrangements, there is no assurance that management will succeed therein. It should by emphasized that the Company's financial condition has remained critical since the date of the last 10-KSB and that in order to survive, the Company most likely will need an infusion of capital within the near future.

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

Year 2000 Computer Issue
At the present, and for the foreseeable future, management does not believe that computers will play a material role in the company's operations. At present, the Company only uses computers for simple tasks such as word processing. Accordingly, management does not believe that the potential year 2000 computer problem will materially affect the Company's current or planned operations. To date, the Company has not experienced any material problems resulting from year 200 computer issues.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     None.


Item 2.  Changes in Securities and Use of Proceeds


     During the quarter ended January 31, 2000, the Company issued the following shares of its common stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: In November 1999, the Company sold an aggregate of 179,888 shares to ten individuals for an aggregate of $79,200. In December 1999, the Company sold an aggregate of 309,571 shares to nine individuals for an aggregate of $128,000 and issued 25,958 shares to one individual for services for an aggregate value of $16,354. In January 2000, the Company sold an aggregate of 656,250 shares to fourteen individuals for an aggregate of $248,500 and issued 178,000 shares to four individuals for services for an aggregate value of $186,070.

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



                                              LEADVILLE MINING & MILLING CORP.
                                                         Registrant

                                                  /s/ Gifford a. Dieterle
                                              By: ------------------------------
                                                   Gifford A Dieterle
                                                   President/Treasurer/Secretary






Date:   March 21, 2000





11