Form 10QSB
period 2000-04-30
LEADVILLE MINING & MILLING CORP
filed 2000-06-13
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to __________

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

         Class                                Outstanding at April 30, 2000

  Common Stock, par value                           22,630,580 Shares
     $.001 per share

     Transitional Small Business Format (check one);  Yes  ___    No  _X_

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which we consider necessary for the fair presentation of results for the three and nine months ended April 30, 2000.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 1999.

     The results reflected for the three and nine months ended April 30, 2000 are not necessarily indicative of the results for the entire fiscal year.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                 APRIL 30, 1999
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                        $     77,424
  Loan Receivable                                                         9,850
  Other Current Assets                                                    3,270
                                                                   ------------
         Total Current Assets                                            90,544
                                                                   ------------

Property and Equipment (Net of
  Accumulated Depreciation of $359,468)                               1,346,183
                                                                   ------------

Other Assets:
  Mining Reclamation Bonds                                               35,550
  Security Deposit                                                        3,667
                                                                   ------------
         Total Other Assets                                              39,217
                                                                   ------------

Total Assets                                                       $  1,475,944
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accrued Expenses and Taxes                                       $     55,825
  Note Payable - Current Portion                                          4,408
                                                                   ------------
         Total Current Liabilities                                       60,233

Long-Term - Net of Current Portion                                        6,810
                                                                   ------------

         Total Liabilities                                               67,043

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 22,630,580 Shares                                        22,631
  Capital Paid In Excess of Par Value                                10,881,741
  Deficit Accumulated in the Development Stage                       (9,495,471)
                                                                   ------------
         Total Stockholders' Equity                                   1,408,901
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  1,475,944
                                                                   ============


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                                                  For The Period
                                                                                                                September 17, 1982
                                                                                                                    (Inception)
                                                   Three Months Ended                 Nine Months Ended                  To
                                                       April 30,                           April 30,              April  30, 2000
                                            ------------------------------      ------------------------------    ---------------
                                                2000              1999              2000             1999
                                            ------------      ------------      ------------      ------------
Revenues:
  Interest Income                           $        415       $      --        $        881      $        686      $    710,911
  Miscellaneous                                     --                --                 400               300            26,206
                                            ------------      ------------      ------------      ------------      ------------

    Total Revenues                                   415              --               1,281               986           737,117
                                            ------------      ------------      ------------      ------------      ------------

Costs and Expenses:
  Mine Expenses                                  185,869           286,673           556,728           324,662         3,182,807
  Selling, General and
    Administrative Expenses                      309,631           611,550           655,378           992,186         6,551,089
  Depreciation                                     1,331             1,331             3,992             3,993           359,468
  Loss on Write-Off of
    Investment                                      --                --                --                --              10,000
  Loss on Joint Venture                             --                --                --                --             101,700
                                            ------------      ------------      ------------      ------------      ------------

  Total Costs and
     Expenses                                    496,831           899,554         1,216,098         1,320,841        10,205,064
                                            ------------      ------------      ------------      ------------      ------------


Loss Before Provision
  For Income Taxes                              (496,416)         (899,554)       (1,214,817)       (1,319,855)       (9,467,947)

Provision For Income
  Taxes                                              470               170               810               510            27,524
                                            ------------      ------------      ------------      ------------      ------------


Net Loss                                    $   (496,886)     $   (899,724)     $ (1,215,627)     $ (1,320,365)     $ (9,495,471)
                                            ============      ============      ============      ============      ============


Net Loss Per Share                          $      (0.02)     $      (0.05)     $       (.06)     $      (0.07)
                                            ============      ============      ============      ============

Average Common Shares Outstanding             22,389,935        19,443,654        21,266,961        18,355,198
                                            ============      ============      ============      ============



The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                    For The Period
                                                                    Nine Months Ended             September 17, 1982
                                                                        April  30,                    (Inception)
                                                            --------------------------------              To
                                                               2000                  1999           April 30, 2000
                                                            -----------          -----------        --------------
Cash Flow From Operating Activities:
  Net Loss                                                  $(1,215,627)         $(1,320,365)         $(9,495,471)
  Adjustments to Reconcile Net Loss to
    Net Cash Used By Operating Activities:
      Depreciation                                                3,992                3,993              359,468
      Loss on Write-Off of Investment                              --                   --                 10,000
      Loss From Joint Venture                                      --                   --                101,700
      Value of Common Stock Issued For Services                  77,502              100,217            1,941,401
      Compensation Portion of Options Exercised                 329,422              642,024            1,437,346
      Changes in Operating Assets and Liabilities:
        Decrease in Prepaid Expenses                               --                   --                   --
        (Increase) Decrease in Other Current Assets                (805)                (353)              (3,270)
        (Increase) in Security Deposit                             --                   --                 (3,667)
        Increase (Decrease) in Accrued Expenses
           and Taxes                                              2,439              (28,109)              55,825
                                                            -----------          -----------          -----------

Net Cash Used By Operating Activities                          (803,077)            (602,593)          (5,596,668)
                                                            -----------          -----------          -----------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                               --                   --             (1,705,650)
  Investment in Joint Venture                                      --                   --               (101,700)
  Investment in Privately Held Company                             --                   --                (10,000)
                                                            -----------          -----------          -----------

Net Cash Used By Investing Activities                              --                   --             (1,817,350)
                                                            -----------          -----------          -----------


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                   For The Period
                                                                 Nine Months Ended               September 17, 1982
                                                                     April  30,                      (Inception)
                                                         --------------------------------                To
                                                            1999                 2000              April 30, 2000
                                                         -----------          -----------          --------------
Cash Flow From Financing Activities:
  Increase in Loans Receivable                           $      (660)         $    (2,129)         $    (9,850)
  Increase of Loans Payable - Officers                          --                   --                 18,673
  Repayment of Loans Payable - Officers                         --                   --                (18,673)
  Increase in Notes Payable                                   11,218                 --                 11,218
  Proceeds From Sale of Common Stock                         787,600              825,382            7,939,637
  Commissions on Sale of Common Stock                           --                   --                 (5,250)
  Expenses of Initial Public Offering                           --                   --               (408,763)
  Purchase of Certificate of Deposit-Restricted                 --                   --                 (5,000)
  Purchase of Mining Reclamation Bond                        (24,550)                --                (30,550)
                                                         -----------          -----------          -----------

Net Cash Provided By Financing Activities                    773,608              823,253            7,491,442
                                                         -----------          -----------          -----------

Increase (Decrease) In Cash and Cash Equivalents             (29,469)             220,660               77,424

Cash and Cash Equivalents - Beginning                        106,893               11,574                 --
                                                         -----------          -----------          -----------

Cash and Cash Equivalents - Ending                       $    77,424          $   232,234          $    77,424
                                                         ===========          ===========          ===========

Supplemental Cash Flow Information:
  Cash Paid For Interest                                 $      --            $      --            $      --
                                                         ===========          ===========          ===========

  Cash Paid For Income Taxes                             $       810          $       510          $    26,973
                                                         ===========          ===========          ===========

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                             $    19,120          $    94,159          $   339,700
                                                         ===========          ===========          ===========

Issuances of Common Stock as
  Payment For Expenses                                   $    77,502          $    13,684          $   191,814
                                                         ===========          ===========          ===========

Issuance of Common Stock For
  Acquisition of Property and Equipment                  $      --            $      --            $     4,500
                                                         ===========          ===========          ===========

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2000
                                   (Unaudited)


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

We caution readers that any such forward-looking statements are based on our current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements.

Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 1999

     Results of Operations

During the third fiscal quarter ended April 30, 2000, we continued the core-drilling program at the Hopemore mine in search of economic bodies of gold.

We drilled from the 5th level station directed towards ore targets that we believed to be of superior quality. We completed and assayed samples from a total of nine core holes. Assaying was performed by Cone Geochemical Inc., Lakewood, Colorado, an independent assayer.

We encountered significant gold indications in the following core holes HM 5-3, 237'-247', .197 oz. gold, 6.77 oz. silver, HM 5-8, 225'-231'-.331 oz. gold, .92
oz. silver, 250'-253'-.144 oz. gold, .29 oz. silver; HM 5-9, 252'-256', .103 oz.
gold, 2.41 oz silver, 250'-254'-.20 oz gold, .11 oz. silver, 464'-484, 5-.187 oz gold, 1.73 oz. silver;  SL-RB,  widths - 5', .204 oz. gold, 4.16 oz. silver,  5'
 .366 oz. gold,  1.66 oz silver,  10'-1.30 oz. gold, 8 oz. silver,  15'-. 118 oz.
gold, 1.98 oz. silver. We are continuing core drilling on the 5th level but will soon be directed from a station on the 7th level. The above grades of precious metals and the locations in the core hole give indications of possible ore and where to look for it. We also are conducting long hole drilling at various locations on the 7th level. We plan to conduct instep drilling and tunneling to explore gold rich intersections discovered by core hole drilling to determine grade and tonnage. The .7L428S drift (tunnel) continues in the direction of the Silica stope. Accordingly, we believe that this location is a prime environment
for  large-scale  gold  mineralization.   Gold  in  the  Leadville  district  is
historically often associated with strong silica (quartz) mineralization.

We utilize computer modeling, using Maptek's Vulcan software, to compile all available property data and drilling results.

At present, we have approximately 126,200 tons of mineralized material containing varied amounts of gold, silver, lead, zinc and copper. The possible mineral potential of all of our properties, as indicated by Scott Hazlitt, in 1993. Although Mr. Hazlitt is now employed by us, he was an independent consulting geologist at the time of his report, ranges up to 5,000,000 tons. To date, we have completed only limited exploration of the Hopemore 7th level (by crosscut, raise, drift, and drill). Stopes, chutes, ore passes and handling facilities are in operational condition.

We generated no revenues from operations during the three months ended April 30, 2000 and 1999. There were de minimis non-operating revenues during the three months ended April 30, 2000 of $415.

Mine expenses decreased by $100,804 (approximately 35.2%) from $286,673 during the three months ended April 30, 1999 to $185,869 during the three months ended April 30, 2000. The decrease in mine expenses resulted primarily from the shut down of the milling operations in January 2000. We stopped milling operation due to the difficulty in processing high pyrite ore and to permit us to concentrate on exploration.

Selling, general and administrative expenses decreased by $301,919 approximately (49.4%) from $611,550 during the three months ended April 30, 1999 to $309,631 during the three months ended April 30, 2000. The decrease in selling, general and administrative expenses resulted primarily from

     o    a reduction of activities to permit us to primarily focus on drilling;

     o a decrease in the cost of capital funding and in non-operating expenses at the Hopemore mine; and

     o a change of direction under new operating management headed by Scott Hazlitt at the mine site.

As a result, our net loss for the three months ended April 30, 2000 was $496,886, which was $402,838 less (approximately 44.8%) than our loss of $899,724 for the three months ended April 30, 1999.

Liquidity and Capital Resources

As of April 30, 2000, we had working capital of $30,311 compared to working capital of $65,162 as of July 31, 1999 and working capital of $210,903 as of April 30, 1999. These decreases in working capital primarily were due to a decrease in capital funding. As we explained in our annual report on form 10-KSB for the fiscal year ended July 31, 1999, we are in a precarious financial condition. We cannot assure whatsoever that we will be able to continue as a going concern or that any of our plans with respect to our gold mining properties will, to a material degree, come to fruition. Absent commencement of sustained sales of ore, in order to continue our mine program, we must obtain substantial financing. While we are seeking such financing through joint venture partners, private placement of our shares and other arrangements, we cannot assure that we will succeed. We must emphasize that our financial condition has remained critical since the date of our last annual report on form 10-KSB and that in order to survive, we most likely will need an infusion of capital within the near future.

Environmental Issues

We do not expect that environmental issues will have an adverse material effect on our liquidity or earnings. Before any mining development or mining exploration or construction of milling facilities could begin, we were required to meet all environmental requirements and to satisfy the regulatory agencies in Colorado that our proposed procedures fell within the boundaries of sound environmental practice. We are bonded to insure procedures and reclamation of any areas disturbed by our activities in 1997, the Mined Land Reclamation Board reviewed our permit and bond and determined that an increase in the bond was necessary. At that time, we placed an additional $6,000 in escrow against any future indemnity. The State of Colorado determined that our existing bond was too low. Accordingly, in March 2000, we increased the bond by $24,550.

Part of the Leadville Mining District was declared a Superfund site. Several mining companies and one individual were declared defendants in a possible lawsuit. We were not named a defendant or Possible Responsible Party. We did respond in full detail to a lengthy questionnaire prepared by the Environmental Protection Agency ("EPA") regarding our proposed procedures and past activities in November 1990. To our knowledge, the EPA has initiated no further comments or questions.

We do include in all our internal revenue and cost projections a certain amount for environmental and reclamation costs on an ongoing basis. This amount is determined at a fixed amount of $1.50 per ton of material to be milled on a continual, ongoing basis to provide for further tailing disposal sites and to reclaim the tailings disposal sites in use. At this time, there does not appear to be any environmental costs to be incurred by us beyond those already addressed above. No assurance can be given that environmental regulations will not be changed in a manner that would adversely affect our planned operations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities and Use of Proceeds

     During the quarter ended April 30, 2000, we issued the following shares of our common stock pursuant to the exemption from registration provided by
     Section 4(2) of the Securities Act of 1933: In February 2000, we sold an aggregate of 193,806 shares to five individuals for an aggregate of $84,900.In March 2000, we sold an aggregate of 219,644 shares to seven individuals for an aggregate of $85,000. In April 2000, we sold an aggregate of 77,000 shares to three individuals for an aggregate of $18,000 and issued 30,000 shares to two individuals for expenses and services for an aggregate value of $10,500.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     We held our annual shareholders' meeting on April 5, 2000. At that meeting:

     o Gifford A. Dieterle resigned as secretary; Robert Roningen was elected as secretary and Jeffrey Pritchard was elected Vice President;

     o    the following persons were elected to the Board of Directors:  Gifford
          A. Dieterle,  Jack V. Everett,  Jeffrey Pritchard and Robert Roningen;
          and

     o Wolinetz, Gottlieb & Lafazan, P.C. was ratified as the auditor to audit our financial statements for the fiscal year ending July 31, 2001.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                              LEADVILLE MINING & MILLING CORPORATION
                                           Registrant


                              By: /s/ Gifford A. Dieterle
                                  -----------------------
                                  Gifford A Dieterle
                                  President/Treasurer


Date:   June 13, 2000