Form 10KSB
period 2000-07-31
LEADVILLE MINING & MILLING CORP
filed 2000-11-07
CIK 726845

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 31, 2000

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

Issuer's telephone number, including area code: (212) 344-2785

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $   0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.50) and asked ($0.562) price of the issuer's Common Stock as of October 27, 2000, was $11,660,296, based upon the average between the closing bid and asked price (0.531) multiplied by the 21,956,127 shares of the issuer's Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

The number of shares outstanding of each of the issuer's classes of common equity as of October 27, 2000: 26,081,843

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       LEADVILLE MINING AND MILLING CORP.

                                   Form 10-KSB
                                  July 31, 2000

Table of Contents                                                     Page

Glossary                                                              iii

                                     Part I

Item 1.    Description of Business.                                   1

Item 2.    Description of Properties.                                 3

Item 3.    Legal Proceedings.                                         9

Item 4.    Submission of Matters to a Vote of                         9
           Security Holders.

                                     Part II

Item 5.    Market for Common Equity and                               9
           Related Stockholder Matters.

Item 6.    Management's Discussion and Analysis of                   10
           Financial Condition and Results of Operations.

Item 7.    Financial Statements.                                     14

Item 8.    Changes in and Disagreement with Accountants              15
           on Accounting and Financial Disclosure.

                                    Part III

Item 9.    Directors, Executive Officers, Promoters                  15
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act.

Item 10.   Executive Compensation.                                   16

Item 11.   Security Ownership of Certain Beneficial                  18
           Owners and Management.

Item 12.   Certain Relationships and Related Transactions.           19

Item 13.   Exhibits and Reports on Form 8-K                          20

Signatures                                                           21
Supplemental Information                                             22
Financial Statements                                                 F-1 to F-22

                           GLOSSARY OF TECHNICAL TERMS

Backfilling:                  Putting waste rock in an open stope.

Ball Mill:                    Instrument which reduces rock to powder form.

Blanket Ore:                  Ore, which usually lies horizontal in the form of
                              a sedimentary bed.

Breccia Pipe:                 A funnel of broken rock descending into the earth
                              (along a fault line) through which mineralizing solutions may rise.

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

Heap Leaching:                Broken and crushed ore on a pile subjected to
                              dissolution of metals by leach solution.

Hydrometallurgical
Plant: A smelter that reduces sulfide faults converging from different directions.

Jasperoid:                    Quartz mineral resulting from hydrothermal
                              alteration.

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

MNSO4:                        Manganese Sulfate.

Mineral Deposit or
Mineralized                   Material: A mineralized underground body which has
                              been intersected by sufficient closely spaced drill holes and or underground sampling to support sufficient tonnage and average grade of metal(s) to warrant further exploration-development work.
                              This deposit does not qualify as a commercially mineable ore body (Reserves), as prescribed under Commission standards, until a final and comprehensive economic, technical and legal feasibility study based upon the test results is concluded.

Open Pit Mine -
Strip Mine:                   Surface mining without shafts or underground
                              working.

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

Probable Ore:                 Inferred ore. Ore that is believed to exist, but
                              not fully proven.

Proven Ore:                   Minerals that are determined to be recoverable.

Reverse Circulation
Drilling:                     Type of drilling using air to expel cuttings.

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

ZNSO4:                        Zinc Sulfate.

                                     PART I


Item 1. Description of Business

Leadville Mining and Milling Corp. (the "Company") was incorporated in the state of Nevada in February 1982. The Company owns rights to property located in the California Mining District, Lake County, Colorado and is engaged in the business of mining and explorations of gold and other minerals from its properties. During the fiscal year ended July 31, 2000, exploration has taken place at an accelerated pace on surface and below (see the discussion below). The future of the Company is dependent upon the Company's properties producing gold, silver, lead and zinc in sufficient quantities so that the Company will be a commercially viable entity. A description of the mining claims owned by the Company is contained in "Item 2. Description of Properties."

During fiscal 2000, the Company conducted extensive Reverse Circulation ("R.C. drilling"), diamond core and long hole drilling at its' Leadville properties. Approximately 17,190 feet of R.C. drilling, 9,767 feet of diamond core drilling and 1,388 feet of longhole drilling was completed, logged and assayed. The preliminary results indicate the possible existence of a near surface body of gold/silver mineralization on Breece Hill and, several potentially mineable gold/silver structures in the Hopemore Mine.

Surface R.C. drilling began in July 2000 and resulted in the completion of 34 holes, to date. The purpose of the R.C. drilling program was to locate and define a surface mineable resource of gold and silver on Breece Hill. Underground activity also continued with exploration below the Silica stope on #69 vein, located in the 7L-428 south drift. Exploration is continuing in this area.

The Company also has been involved in an aggressive mineral lease program in the Breece Hill area where, 150.5 gross acres have been acquired. The leases where obtained on a small royalty basis for periods of 10 to 20 years. No cash was involved. The lease acquisition program began in July 2000. Other areas in the Leadville district are also being targeted for property acquisition with special emphasis on locations where historically, large amounts of precious metals were mined in the 19th century.

Management believes that the Company's Breece Hill properties may have strip mining potential for the extraction of gold and silver from shallow oxide deposits. The metallurgy would employ leach technology at a site chosen on Breece Hill. Gold and silver extraction would not require smelter interaction. Although the results of exploration continue to be promising, a final prognosis of the results must await completion of the interim project.

The Company has conducted extensive diamond core-drilling from the 5th level of the Hopemore mine, targeting potential mineral horizons in a wide arc directed downward to and, below the 8th level. The objectives consist of fissure and replacement targets associated with the #4, #5, #69 and #70 veins and the B-Zone. The result of core drilling to date has indicated the presence of pervasive, low-grade gold/silver mineralization throughout the target area and a number of high-grade gold and silver structures, which require further drilling to define size and grade. Longhole drilling on the east, 7th level also indicated the presence of pervasive, low-grade gold/silver mineralization.

The discovery of extensive low-grade gold/silver mineralization within the Hopemore mine workings combined with similar surface indications prompted the Company to initiate an exploration program with the objective of locating a surface mineable body of silver and gold.

The capital cost to establish an open pit, heap leach mining operation on Breece Hill, if economically feasible, could range from $10 to $15 million or more. Financing would likely be through bank loans, joint venture or private placement. Normal expenditures for the new fiscal year such as holding cost, general administration, accounting and legal is estimated to be $350,000 with exploration and related activities estimated at $455,000. Management believes, but cannot assure, that the Company will be able to obtain funding to accomplish all projected tasks. There can be no assurance that current or future mining will be profitable or that additional funding can be obtained. Assuming that the Company is able to obtain adequate funding, the continuation of the Company projects can be maintained. (See "Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources).

All activities at the mine site are performed by persons employed by the Company.

The Company has a mill situated on a 20.73-acre site. Construction of the mill began in 1987 and was completed in August of 1989. The mill is not in operation at this time. An agreement between the Company and ASARCO, whereby ASARCO would smelt Company metallic concentrates terminated June 30, 2000. Such services would not be required if heap leach technology is employed in future operations.

The Company's mill will remain on standby in the event that high-grade gold is discovered in commercial quantities or for possible custom milling purposes. A future ASARCO smelting agreement will not be needed under the circumstances and any refining will be carried out at the mill site.

Competition

There is intense competition in the acquisition of viable mining properties. The Company is currently active in a program of property acquisition where the possibility of finding ore is promising. The Company believes that there is no material competition in the sale of metallic products because prices are based upon standards established by the commodity exchange (London Metals Exchange market).

Employees

As of July 31, 2000, the Company has 10 full time employees, consisting of 2 executive officers, 7 mine laborers, and 1 administrative personnel.

Item 2. Description of Properties

The Company owns the following mining claims, all of which are located in California Mining District, Lake County, Colorado.

                                 Patented Claims

                                                             Gross                   Net
 Percent                                                    Acreage                Acreage
Ownership         CLAIM NAME                  CLAIM#       of Claim     % Owned    of Claim     Section
 12%                Colman                     9747           1.5         0.12        0.2       20-9-79
 44%              President                    8942                       0.44        3.0       20-9-79
  3%          Big Six (West End)               1616           3.7         0.03        0.1       20-9-79
  3%                Elbert                     4163           9.9         0.03        0.3       20-9-79
  3%              Greenwood                     630           9.4         0.03        0.3       19-9-79
  3%             Little Maud                    758           4.9         0.03        0.1       20-9-79
  6%          Big Six (West End)               1616                       0.06        0.2       20-9-79
  6%                Elbert                     4163                       0.06        0.6       20-9-79
  6%              Greenwood                     630                       0.06        0.5       19-9-79
  6%             Little Maud                    758                       0.06        0.3       20-9-79
 50%                Medium                    13344           4.8         0.50        2.4       20-9-79
 50%                Medium                    13344                       0.50        2.4       20-9-79
 13%              Great Hope                    489          10.3         0.13        1.3       20-9-79
  8%          Big Six (West End)               1616                      0.083        0.3       20-9-79
  8%                Elbert                     4163                      0.083        0.8       20-9-79
  8%              Ishpeming                    1018           8.2        0.083        0.7       20-9-79
  8%                 KRL                       4299           4.7        0.083        0.4       20-9-79
  8%             Little Maud                    758                      0.083        0.4       20-9-79
  8%            Mineral Farms                  1359           9.1        0.083        0.8       20-9-79
  8%              Minnesota                    2651           2.8        0.083        0.2       20-9-79
  8%                 Park                       838         10.3         0.083        0.9       20-9-79
  8%                Park#2                      897           9.7        0.083        0.8       20-9-79
  8%             Silver Cloud                  1016           4.9        0.083        0.4       20-9-79
  8%                 Snow                      4161           3.7        0.083        0.3       20-9-79
  8%                 XYT                       4162           7.1        0.083        0.6       20-9-79
100%              Cora Belle                   3919           6.7        1.000        6.7       20-9-79
100%               Comstock                    1542           3.5         1.00        3.5       20-9-79
100%              Homestake                    1540           7.6         1.00        7.6       20-9-79
100%              Lady Jane                     491           8.9         1.00        8.9       20-9-79
100%           Little Chippewa                  655           9.9         1.00        9.9       20-9-79
100%             Silver Spray                  1539           2.1         1.00        2.1       20-9-79
100%             Wade Hampton                  1538           6.1         1.00        6.1       20-9-79
100%                 Ohio                       584           1.1         1.00        1.1
100%              St. Louis                     558           8.0         1.00        8.0       21-9-79
100%               St. Ann                     4640           6.7         1.00        6.7       21-9-79
 92%                 XYT                       4162                       0.92        6.5       20-9-79

 83%              Ishpeming                    1018                       0.83        6.9       20-9-79
100%             Grand Prize                 473 AM           4.5         1.00        4.5       20-9-79
100%                Curran                      449           8.8         1.00        8.8       20-9-79
100%               Comstock                    3613    unpatented         1.00        9.7       20-9-79
100%              Golden rod                   9441           4.0         1.00        4.0       20-9-79
100%            Highland Chief                  429           2.1         1.00        2.1       20-9-79
100%            Highland Mary                   539           6.6         1.00        6.6       20-9-79
100%             Robert Burns                   538           9.9         1.00        9.9       20-9-79
  6%              President                    8942           6.9         0.06        0.4       20-9-79
 13%           Little Galesburg                1176           6.0         0.13        0.1       20-9-79
 16%               Ballard                      589           3.2         0.16        0.5       20-9-79
 75%           Free America #2                 1177           4.2         0.75        3.2       20-9-79
 38%            Little Bertha                   504           8.4         0.38        3.1       20-9-79
 32%             J G Fraction                 13251           1.7         0.32        0.6       20-9-79
 50%              Greenback                    1043           4.0         0.50        2.0       19-9-79
  8%               Chestnut                     712           9.4         0.08        0.8       30-9-79
100%            Codfish Balls                   767           2.6         1.00        2.6       19-9-79
 39%               Pyrenees                    1537           6.8         0.39        2.6       19-9-79
100%                R A M                      1566           5.9         1.00        5.9       19-9-79
100%               Cyclops                     1567           8.7         1.00        8.7       19-9-79
100%                Devlin                     1579           7.6         1.00        7.6       19-9-79
 50%          PRIDE OF THE WEST                3963           0.9         0.50        0.4       19-9-79
 63%             PROSPERINE &                  5214           9.9         0.63        6.2       19-9-79
 96%              PHARMACIST                  11617           1.2         0.96        1.2       19-9-79
 38%                 EMMA                       756           8.3         0.38        3.1       29-9-79
 50%               NEW YORK                    1294          10.1         0.50        5.1       23-9-79
 50%               CHICAGO                     1295          10.2         0.50        5.1       23-9-79
 50%             BELLE PLACER                  2778         129.0         0.50       64.5       14-9-79
 13%             BELLE PLACER                  2778                       0.13       16.8       14-9-79
100%                MIKADO                     8015           9.3         1.00        9.3       23-9-79
 88%                COLMAN                     9747           1.5         0.88        1.3       20-9-79
 75%                PUEBLO                    12718          36.6         0.75       27.5       23-9-79
100%            PT ZUNI PLACER       Personal prop.          22.0         1.00       22.0
100%                 JUDY                CMC-248957          18.0         1.00       18.0         14&23
100%              COLUMBINE              CMC-248958           7.3         1.00        7.3         14&23

    totals owned                                            540.8                   363.2

The Company additionally owns 20.73 acres located in the same area, namely, the California Mining District, Lake County, Colorado on which its mill site for processing of ore is located.

The Company owns or has rights to mine the foregoing claims as indicated. The Company has not formed any partnership regarding these claims, nor is there any associations whereby profits or expenses are to be shared. The claims are located approximately 2.5 miles northeast of the town of Leadville, Colorado by County Road. The principal acreage forms a contiguous group and is located on a prominent topographic feature known as Breece Hill. See below.

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

The Company's holdings in the Hopemore area are in a location that should have good ground preparation for vein deposits. Vein mineralization is not limited to specific host rocks and may form mineable bodies of mineralization. The veins in the gold belt of the Leadville district are generally low in base metals and higher in quartz and precious metals. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993, Page 7]. The expected tonnage from veins would be 5,000 to 25,000 tons of mineralized material. [Emmons, et. al., 1927.Fig.98, 99]

Penn Group Mines

The lease on these properties has expired and the Company is in the process of determining whether to renew the lease.

Geology and Potential Reserves

The ore deposits in the Leadville district include precious and base metal massive sulfide veins and carbonate hosted deposits near surface oxidized deposits, gold bearing magnetite skarns, and gold rich veins. The major ore bodies are hosted in Paleozoic aged, shelf carbonate rocks with a total thickness of 600 feet.

These sedimentary rocks have been intruded by a series of sills and dikes and faulted, resulting in complex geology. The Company's properties are located on Breece Hill, which is a major intrusive center, and contain gold, silver and base metal minerals.

Mineralized Material

Tons      Au in OPT    Ag in OPT      %PB      %ZN      %Cu
----      ---------    ---------      ---      ---      ---

121,200     0.178        8.63        3.98     12.2      0.35

[Donald Wilson, August 14, 1989, report on Properties of Leadville Mining & Milling Corp. Donald Wilson, February 1994, Ore Reserves on Properties of Leadville Mining & Milling Corp. Mr. Wilson was the President of the Company.]

Hopemore Mining Co. bases 80,000 tons of this total upon representations at cessation of mining activities in 1913. Another 30,000 tons is represented by the 640 "Zinc Stope" which is accessed by the 740-service raise and is above the Hopemore 6th level (old Ibex 7th level).

The B-Zone mineral body is situated in a shaly member of the Peerless Formation. The mineralized thickness of the shale bed is approximately 17 feet, situated in block 729, the 7th level. Core and longhole drilling indicated the existence of a wide range of gold values hosted in predominately pyrite. High gold grades were found to be generally associated with veins and veinlets near the #5 vein but diminished rapidly away from that structure.

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


[Donald L. Wilson, Report on the Properties of Leadville Mining & Milling Corp. August 14, 1989. Mr. Wilson was the President of the Company].

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

Weston Fault Stockwork Breccia Exploration Targets

Along the southern strike of the Weston fault zone, intersecting faults have hosted stockwork breccia zones that contain precious metals and are low in sulfides. The Antioch mine produced a siliceous gold ore contained in a broken and brecciated porphyry body between two fault strands. Another similar stockwork breccia zone is known as the South Ibex stockwork or Capital stope that contained approximately 250,000 tons of ore. There are two strands of the Weston fault on the Company's property. The strike length controlled is from 1,400-1,600 feet. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993, Page 9].

Planned Exploration

1. Continue R.C. drilling of Hunter location, as required in drilling as well as offset drilling.

2. Continue R.C. drilling N.W. end of Breece Hill magnetic anomaly, as required.

3. R.C. drilling of certain properties in the Leadville Mining district which are presently subject to a leasing effort.

4. Continue underground exploration of Hunter and Hopemore ground by drift and longhole drilling.

5. Mapping and digitizing exploration results to produce a computer model of exploration results.

6.   Examine other mines and mineral deposits for acquisition.

This project will cost approximately $455,000 and require approximately one year to accomplish. Additional financing may be required if certain acquisitions are made. See "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources."

Item 3. Legal Proceedings

The Company is not presently a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 2000.


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

                          MARKET PRICE OF COMMON STOCK

Quarter Ending                        High      and    Low Bid
--------------                        ------------------------

July 31, 2000                        0.5313            0.36
April 30, 2000                       2.8125            0.3438
January 31, 2000                     1.875             0.5313
October 31, 1999                     1.2813            0.7813

July 31, 1999                        1.9063            1.0625
April 30, 1999                       2.5313            1.1875
January 31, 1999                     1.9063             .47
October 31, 1998                      .65625            .39

     (b) Holders -- The approximate number of recordholders of the Company's Common Stock, as of October 27, 2000 amounts to 1,510 inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding is 26,081,843 as of October 27, 2000.

     (c) Dividends -- The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

During the quarter ended July 31, 2000, the Company issued the following shares of its common stock pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. The Company sold an aggregate of 1,362,599 shares for an aggregate of $286,857 to 41 persons. The Company also issued 30,917 shares to two individuals for services of $11,543.

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

Fiscal 2000 Compared to Fiscal 1999

     Results of Operations

During the fiscal year ended July 31, 2000, the Company continued exploration and development activity at its gold/silver/base metal mining project in Colorado. During this time, the Company did not receive revenue from its operations although it expended considerable sums for the development of its proposed mining and milling operation. (See "Liquidity and Capital Resources").

The primary effort during fiscal 2000 was exploration of the Hopemore mine by longhole, diamond core drilling, tunneling and drifting. In addition, an R.C. drilling program was initiated on Breece Hill in search of a surface mineable deposit of gold and silver.

During the year, the Company drilled approximately 7,800 feet of diamond core hole in the Hopemore mine, directing the drill towards projected targets associated with the #4, #5, #69 and #70 veins and B-Zone. Much of the drill core exhibited low-grade gold/silver mineralization and included a number of high-grade gold and silver intervals that require further drilling to determine size and grade. The exploratory effort was judged to have served its primary purpose to test promising targets and to locate sites of potential, high-grade gold ore. The underground drilling program also provided vital information which, when combined with surface geological data such as oxidized material, casts, box works, and jasperoid from old mine dumps, contributed to the decision to initiate the R.C. drilling program, in search of a surface mineable deposit of gold and silver.

The Phase #1 R.C. drilling program on Breece Hill generally covered the area occupied by the Hunter, Old Highland Chief, Highland Mary and President mines. The drill site measured 1/4 mile in length and 500 feet in width. The drill results were logged, mapped and digitized. The evaluation is continuing. The Phase #2 program followed Phase #1 after a short time interval and covered the northwest end of the Breece Hill magnetic anomaly near Adelaide Park, but also included additional drilling at the Hunter location. The Phase #2 drilling program and evaluation is also continuing. A total number of 34 R.C. holes have been drilled to date, each varying in depth from 350 to 600 feet, totaling 17,190 feet of hole. The preliminary results of drilling suggest the possible existence of a body of near surface gold/silver mineralization that may be amendable to open pit-mining methods. More information is needed before this can be confirmed.

During fiscal year 2000, the Company engaged in an aggressive effort to acquire new mineral leases on Breece Hill. This effort has been successful and is continuing. As a result, the Company was able to acquire an additional 150.5 gross acres and 63.0 net acres. This acreage was leased on a royalty basis for a period of 10 to 20 years.

The Company generated no revenues from operations during the fiscal years ended July 31, 2000 and 1999. There were de minimis non-operating revenues during these periods of $1,945 and $1,519, respectively.

Over all, costs and expenses decreased by $434,001 (approximately 22.1%) from 1999 ($1,965,286) to 2000 ($1,531,285).

Mine expenses increased by $299,630 (approximately 61.6%) from 1999 ($486,730) to 2000 ($786,360). The increase in mine expenses resulted primarily from expanded work at the mine.

Selling,   general   and   administrative   expenses   decreased   by   $733,631
(approximately 49.8%) from 1999 ($1,473,234) to 2000 ($739,603) primarily due to a decrease in the cost of raising capital.

As a result, the Company's net loss for 2000 was $1,530,020, which was $434,427 (approximately 22.1%) less than its 1999 loss of $1,964,447.

Liquidity and Capital Resources

As of July 31, 2000, the Company had working capital of $8,729. The Company can only continue as a going concern in the event that it obtains additional capital. As noted above, management anticipates that it will need at least
$805,000 in order to carry out its plans for fiscal 2001 which includes the costs of administration and mine related activities. To the extent that cash flow is unavailable, management intends to raise all necessary capital through the sale of its securities and/or debt financing.

Specific plans to obtain financing will most likely include private placements of the Company's securities to institutions; private individuals and/or investment groups. During fiscal 2000, the Company raised approximately $1,074,455 through the sale of common stock. These investments have enabled the Company to initiate R.C. drilling from the surface, core drilling and long hole drilling from underground and to drive tunnels and drifts from the Hopemore 7th level and conduct metallurgical testing of B-zone minerals.

Assuming that the Company is able to obtain funds, planned activities over the next year, in order of priority, are as follows:

                                                       Estimated Time Required
                                                       to Complete (or Operating
                                                       Time),
       Activity                       Estimated Cost   Assuming Funding
       --------                       --------------   ----------------

(a) Hunter - R.C. Drilling            $ 30,000           12 Months
      5 Holes

(b) Magnetic Anomaly                  $ 60,000           12  Months
      R.C. Drilling 10 holes

(c) Foot Hills Location               $120,000           12 Months
      20 Holes

(d) Mapping and digitizing            $ 20,000           12 Months

(e) Underground exploration           $200,000           12 Months

(f) Examination of other              $ 25,000           12 Months
      Properties For Acquisition
                                      --------------
         TOTAL                        $455,000

Aside from the above planned activities, the Company's basic administrative capitals needs (e.g. rent, salaries, utilities, etc.) are approximately $29,000 per month ($350,000 per year). Management has been funding these basic requirements and hopes to continue to fund these requirements through the private sale of its Common Stock. During the year ended July 31, 2000, the Company obtained approximately $1,074,456 from the private sale of Common Stock.

During the fiscal year the Company needs approximately $805,000 in order to complete the planned projects. In the event not all funds are available, some projects could be curtailed or eliminated

There is no assurance whatsoever that the Company will generate any significant revenues from its initial mining operations or that any of the Company's proposed plans to raise capital and otherwise fund operations will prove successful. The Company's inability to obtain sufficient funding will delay the Company's planned operations or, possibly, force the Company to go out of business.

Environmental Issues

Management does not expect that environmental issues will have an adverse material effect on the Company's liquidity or earnings. Before any mining development or mining exploration or construction of milling facilities could begin, it was necessary to meet all environmental requirements and to satisfy the regulatory agencies in Colorado that the Company's proposed procedures fell within the boundaries of sound environmental practice. The Company is bonded to insure procedures and reclamation of any areas disturbed by the Company's activities. In 1997, the Mined Land Reclamation Board reviewed the Company's permit and bond and determined that an increase in the bond was necessary. At that time, the Company placed an additional $6,000 in escrow against any future indemnity. The Company again increased the bond by an additional $24,550 and $5,600, respectively on March 14, 2000 and July 25, 2000.

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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                          INDEX TO FINANCIAL STATEMENTS
                       FILED WITH THE ANNUAL REPORT OF THE
                             COMPANY ON FORM 10-KSB



                        FOR THE YEAR ENDED JULY 31, 2000



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

BALANCE SHEET AS OF JULY 31, 2000, LEADVILLE MINING AND MILLING CORP.

STATEMENT OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2000 AND JULY 31, 1999, AND FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2000, LEADVILLE MINING AND MILLING CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2000, LEADVILLE MINING AND MILLING CORP.

STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2000 AND JULY 31, 1999, AND FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2000, LEADVILLE MINING AND MILLING CORP.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors & Shareholders of
Leadville Mining and Milling Corp.

We have audited the accompanying balance sheet of Leadville Mining and Milling Corp. (A Development Stage Enterprise) as of July 31, 2000, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended July 31, 2000 and for the period September 17, 1982 (Inception) to July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leadville Mining and Milling Corp. (A Development Stage Enterprise) as of July 31, 2000 and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2000 and for the period September 17, 1982 (Inception) to July 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses through July 31, 2000 of $9,809,864 that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
October 15, 2000

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                  JULY 31, 2000


                                     ASSETS

Current Assets:
  Cash                                                             $     49,422
  Loans Receivable                                                       14,550
  Other Current Assets                                                    3,179
                                                                   ------------
     Total Current Assets                                                67,151
                                                                   ------------

Property and Equipment (Net of
  Accumulated Depreciation of $360,798)                               1,344,853
                                                                   ------------

Other Assets:
  Mining Reclamation Bonds                                               41,150
  Security Deposit                                                        3,667
                                                                   ------------
     Total Other Assets                                                  44,817
                                                                   ------------

Total Assets                                                       $  1,456,821
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accrued Expenses and Taxes                                       $     53,514
  Note Payable - Current Portion                                          4,908
                                                                   ------------
     Total Current Liabilities                                           58,422

Long Term Liabilities
  Note Payable - Net of Current Portion                                   5,492
                                                                   ------------
     Total Liabilities                                                   63,914
                                                                   ------------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 24,024,096 Shares                                        24,024
  Capital Paid In Excess of Par Value                                11,178,747
  Deficit Accumulated in the Development Stage                       (9,809,864)
                                                                   ------------
     Total Stockholders' Equity                                       1,392,907
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  1,456,821
                                                                   ============



The accompany notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS

                                                                                                    For The Period
                                                            For The Year Ended                     September 17,1982
                                                                  July 31,                            (Inception)
                                                   -------------------------------------                  To
                                                       2000                     1999                 July 31, 2000
                                                   ------------             ------------             ------------
Revenues:
  Interest Income                                  $      1,475             $        919             $    711,505
  Miscellaneous                                             470                      600                   26,276
                                                   ------------             ------------             ------------

    Total Revenues                                        1,945                    1,519                  737,781
                                                   ------------             ------------             ------------

Costs and Expenses:
  Mine Expenses                                         786,360                  486,730                3,418,039
  Selling, General and
    Administrative Expenses                             739,603                1,473,234                6,635,314
  Depreciation                                            5,322                    5,322                  360,798
  Loss on Write-Off of Investment                          --                       --                     10,000
  Loss on Joint Venture                                    --                       --                    101,700
                                                   ------------             ------------             ------------

  Total Costs and Expenses                            1,531,285                1,965,286               10,525,851
                                                   ------------             ------------             ------------

Loss Before Provision
  For Income Taxes                                   (1,529,340)              (1,963,767)              (9,788,070)

Provision For Income
  Taxes                                                     680                      680                   27,394
                                                   ------------             ------------             ------------

Net Loss                                           $ (1,530,020)            $ (1,964,447)            $ (9,815,464)
                                                   ============             ============             ============


Net Loss Per Share                                 $       (.07)            $       (.10)
                                                   ============             ============

Average Common Shares Outstanding                    21,783,072               18,801,542
                                                   ============             ============

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2000

                                                                                                Deficit
                                                                                              Accumulated
                                                        Common Stock           Capital Paid     In The
                                                  -------------------------    In Excess of   Development
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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2000

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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2000

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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
           ----------------------------------------------------------
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2000
         --------------------------------------------------------------

                                                                                                        Deficit
                                                                                                      Accumulated
                                                          Common Stock             Capital Paid         In The
                                                  ----------------------------     In Excess of       Development
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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2000

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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2000

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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2000

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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2000

                                                                                                    Deficit
                                                                                                   Accumulated
                                                   Common Stock                  Capital Paid        In The
                                           ------------------------------        In Excess of      Development
                                             Shares              Amount           Par Value           Stage              Total
                                           -----------        -----------        -----------       -----------        -----------
Common Stock Issued For:
  Cash:
    At $0.20 Per Share                          12,500        $        13        $     2,487       $      --          $     2,500
    At $0.22 Per Share                          45,454                 45              9,955              --               10,000
    At $0.25 Per Share                         248,788                249             61,948              --               62,197
    At $0.27 Per Share                         132,456                132             35,631              --               35,763
    At $0.28 Per Share                         107,000                107             30,493              --               30,600
    At $0.29 Per Share                          20,000                 20              5,780              --                5,800
    At $0.30 Per Share                          49,333                 49             14,751              --               14,800
    At $0.32 Per Share                         152,725                153             48,719              --               48,872
    At $0.33 Per Share                         149,396                149             49,151              --               49,300
    At $0.35 Per Share                         538,427                538            187,912              --              188,450
    At $0.40 Per Share                          17,000                 17              6,783              --                6,800
    At $0.50 Per Share                          53,000                 53             26,447              --               26,500
    At $0.55 Per Share                           6,000                  6              3,294              --                3,300
    At $0.65 Per Share                          33,846                 34             21,966              --               22,000
    At $0.68 Per Share                          13,235                 13              8,987              --                9,000
    At $0.70 Per Share                         153,572                154            107,346              --              107,500
    At $0.90 Per Share                          57,777                 58             51,942              --               52,000
    At $1.00 Per Share                          50,000                 50             49,950              --               50,000
    At $1.10 Per Share                         150,000                150            164,850              --              165,000

Expenses:
    At $0.21 Per Share                          37,376                 37              7,812              --                7,849
    At $0.30 Per Share                          19,450                 19              5,816              --                5,835
    At $0.36 Per Share                          34,722                 35             12,465              --               12,500

Commission:
    At $0.21 Per Share                         158,426                158               (158)             --                 --
    At $0.25 Per Share                          28,244                 28                (28)             --                 --
    At $0.30 Per Share                         132,759                133               (133)             --                 --
    At $0.35 Per Share                          40,000                 40                (40)             --                 --

Services:                                       95,238                 95             19,905              --               20,000
    At $0.25 Per Share                          17,000                 17              4,233              --                4,250
    At $0.30 Per Share                         145,941                146             43,636              --               43,782
    At $0.50 Per Share                          71,808                 72             35,832              --               35,904

                                            19,612,615        $    19,611        $ 8,646,104       $(6,315,397)       $ 2,350,318

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2000

                                                                                                        Deficit
                                                                                                      Accumulated
                                                           Common Stock             Capital Paid        In The
                                                   ----------------------------     In Excess of      Development
                                                      Shares           Amount         Par Value          Stage             Total
                                                   -----------      -----------      -----------      -----------       -----------
Compensation portion of Cash
  Issuances                                               --        $      --        $   618,231      $      --         $   618,231

Compensation Portion of
  Options Granted                                         --               --             48,000             --              48,000

Exercise of Options:
  Cash
    At $0.10 Per Share                                 510,000              510           50,490             --              51,000

Services:
    At $0.70 Per Share                                 100,000              100           69,900             --              70,000

Compensation Portion of Options
  Exercised                                               --               --            256,900             --             256,900

Net Loss                                                  --               --               --         (1,964,447)       (1,964,447)
                                                   -----------      -----------      -----------      -----------       -----------

Balance - July 31, 1999                             20,222,615           20,221        9,689,625       (8,279,844)        1,430,002

Common Stock Issued For:
  Cash:
    At $.18 Per Share                                   27,778               28            4,972             --               5,000
    At $.20 Per Share                                  482,500              483           96,017             --              96,500
    At $.21 Per Share                                   47,500               47            9,953             --              10,000
    At $.22 Per Share                                  844,821              845          185,012             --             185,857
    At $.30 Per Share                                  100,000              100           29,900             --              30,000
    At $.35 Per Share                                  280,000              280           97,720             --              98,000
    At $.37 Per Share                                   56,000               56           19,944             --              20,000
    At $.38 Per Share                                  100,000              100           37,900             --              38,000
    At $.40 Per Share                                  620,000              620          247,380             --             248,000
    At $.42 Per Share                                   47,715               48           19,952             --              20,000
    At $.45 Per Share                                  182,445              182           81,918             --              82,100
    At $.50 Per Share                                  313,000              313          156,187             --             156,500
    At $.55 Per Share                                  122,778              123           67,377             --              67,500
    At $.58 Per Share                                   12,069               12            6,988             --               7,000

Expenses:
    At $.20 Per Share                                    4,167                4              829             --                 833
    At $.22 Per Share                                   46,091               46           10,094             --              10,140

Compensation Portion                                      --               --             94,430             --              94,430

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2000

                                                                                                     Deficit
                                                                                                   Accumulated
                                                   Common Stock                Capital Paid           In The
                                         -------------------------------       In Excess of        Development
                                            Shares             Amount           Par Value             Stage                Total
                                         ------------       ------------       ------------        ------------        ------------
Exercise of Options:
  Services:
     At $.25 Per Share                         30,000                 30              7,470                --                 7,500
     At $.40 Per Share                         95,000                 95             37,905                --                38,000
     At $.50 Per Share                         25,958                 26             12,954                --                12,980

Compensation Portion                             --                 --               86,375                --                86,375

Commissions:
     At $.20 Per Share                         26,750                 27                (27)               --                  --
     At $.22 Per Share                         86,909                 87                (87)               --                  --

Compensation Portion                             --                 --                3,210                --                 3,210

Exercise of Options:
  Cash:
     At $.10 Per Share                        100,000                100              9,900                --                10,000

Exercise of Options:
  Services:
     At $.22 Per Share                        150,000                150             32,850                --                33,000

Compensation Portion                             --                 --              132,000                --               132,000

Net Loss                                         --                 --                 --            (1,530,020)         (1,530,020)
                                         ------------       ------------       ------------        ------------        ------------

Balance - July 31, 2000                    24,024,096       $     24,023       $ 11,178,748        $ (9,809,864)       $  1,392,907
                                         ============       ============       ============        ============        ============

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS

                                                                                                               For The Period
                                                                              For The Year Ended             September 17, 1982
                                                                                    July 31,                     (Inception)
                                                                       --------------------------------               To
                                                                           2000                 1999            July 31, 2000
                                                                       -----------          -----------          -----------
Cash Flow From Operating Activities:
  Net Loss                                                             $(1,530,020)         $(1,964,447)         $(9,815,464)
  Adjustments to Reconcile Net Loss to
    Net Cash Used By Operating Activities:
      Depreciation                                                           5,322                5,322              360,798
      Loss on Write-Off of Investment                                         --                   --                 10,000
      Loss From Joint Venture                                                 --                   --                101,700
      Value of Common Stock Issued For Services                             78,335              276,829            1,942,234
      Compensation Portion of Options Exercised                            340,132              846,424            1,448,056
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Other Current Assets                           (714)              (2,281)              (3,179)
        Increase in Security Deposit                                          --                   --                 (3,667)
        Increase (Decrease) in Accrued Expenses
           and Taxes                                                           128               (7,210)              53,514
                                                                       -----------          -----------          -----------

Net Cash Used By Operating Activities                                   (1,106,817)            (845,363)          (5,906,008)
                                                                       -----------          -----------          -----------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                                          --                   --             (1,705,650)
  Investment in Joint Venture                                                 --                   --               (101,700)
  Investment in Privately Held Company                                        --                   --                (10,000)
                                                                       -----------          -----------          -----------

Net Cash Used By Investing Activities                                         --                   --             (1,817,350)
                                                                       -----------          -----------          -----------

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Continued)

                                                                                                               For The Period
                                                                              For The Year Ended             September 17, 1982
                                                                                    July 31,                     (Inception)
                                                                       --------------------------------               To
                                                                           2000                 1999            July 31, 2000
                                                                       -----------          -----------          -----------
Cash Flow From Financing Activities:
  Increase in Loans Receivable                                         $    (5,360)         $      (700)         $   (14,550)
  Increase in Loans Payable - Officers                                        --                   --                 18,673
  Repayment of Loans Payable - Officers                                       --                   --                (18,673)
  Increase in Note Payable                                                  11,218                 --                 11,218
  Payments of Note Payable                                                    (818)                --                   (818)
  Proceeds From Sale of Common Stock                                     1,074,456              941,382            8,226,493
  Commissions on Sale of Common Stock                                         --                   --                 (5,250)
  Expenses of Initial Public Offering                                         --                   --               (408,763)
  Purchase of Certificate of Deposit - Restricted                             --                                      (5,000)
  Purchase of Mining Reclamation Bond                                      (30,150)                --                (30,550)
                                                                       -----------          -----------          -----------

Net Cash Provided By Financing Activities                                1,049,346              940,682            7,772,780
                                                                       -----------          -----------          -----------

Increase (Decrease) In Cash and Cash Equivalents                           (57,471)              95,319               49,422

Cash and Cash Equivalents - Beginning                                      106,893               11,574                 --
                                                                       -----------          -----------          -----------

Cash and Cash Equivalents - Ending                                     $    49,422          $   106,893          $    49,422
                                                                       ===========          ===========          ===========

Supplemental Cash Flow Information:
  Cash Paid For Interest                                               $      --            $      --                   --
                                                                       ===========          ===========          ===========

  Cash Paid For Income Taxes                                           $       680          $       680          $    26,843
                                                                       ===========          ===========          ===========

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                                           $    24,370          $    94,159          $   344,950
                                                                       ===========          ===========          ===========

  Issuance of Common Stock as Payment for Expenses                     $    78,335          $    13,684          $   192,647
                                                                       ===========          ===========          ===========

  Issuance of Common Stock as Payment for Property
    and Equipment                                                      $      --            $      --            $     4,500
                                                                       ===========          ===========          ===========

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2000


NOTE 1 - Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses through July 31, 2000 aggregating $9,809,864 that raises substantial doubt about its ability to continue as a going concern. As indicated in Note 8, the Company is in the process of raising additional capital and financing. Continuation of the Company is dependent on (1) consummation of the contemplated financings, (2) achieving sufficiently profitable operations and
(3) subsequently maintaining adequate financing arrangements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Property and Equipment

     Property and equipment is reported at cost. It is the Company's policy to capitalize costs incurred to improve and develop the mining and milling property. General and administrative expenses are expensed as incurred.

     Depletion of mine and mill improvements is computed at cost using the units of production method. The Company has made no provision for depletion as the mine and mill are not in the production stage. Provision is made for the depreciation of office furniture and fixtures, machinery and equipment, and building. Depreciation is computed using both straight-line and accelerated methods over the estimated useful lives of the related assets.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2000


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

NOTE 3 - Loans Receivable

     Included in loans receivable are unsecured short-term revolving loans of $12,050 and $2,500 paid by the Company respectively to WCM Capital, Inc., a publicly traded corporation and South American Minerals, Inc. a publicly traded corporation. These are non-interest bearing and due on demand.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2000


NOTE 4 - Property and Equipment

     Property and equipment consists of the following:

     Land                                            $   24,364
     Building                                            22,655
     Machinery and Equipment                            358,230
     Mining Claims and
       Leasehold Improvements                           106,786
     Mill and Mining Improvements                     1,192,658
     Office Furniture, Fixtures
       and Equipment                                        958
                                                     ----------
                                                      1,705,651
     Less:  Accumulated Depreciation                    360,798
                                                     ----------

                                                     $1,344,853
                                                     ==========


NOTE 5 - Stockholders' Equity

     At various stages in the Company's development, shares of stock have been issued in exchange for the fair market value, as determined by the Board of Directors, for services received with a corresponding charge to operations, property and equipment or capital paid in excess of par value depending on the nature of the services provided.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2000


NOTE 5 - Stockholders' Equity (Continued)

     Common Stock Reserved For Issuance

     The following is a table with respect to common stock reserved for options as of July 31, 2000:

                                                        Options Outstanding
                                                     -------------------------
                                                      Number of    Price Range
                                                       Shares      Per Share
                                                     ----------    -----------

Balance - July 1, 1991                                      -0-    $     --

  Options Granted:
    Services                                            400,000     .10 - .50
    Services - Related Parties                          225,000           .50

  Options Exercised - Related Parties                  (100,000)          .50
                                                     ----------    ----------
Outstanding - July 31, 1992                             525,000     .10 - .50

  Options Granted:
    Services                                            200,000           .50
                                                     ----------    ----------
Outstanding - July 31, 1993                             725,000     .10 - .50

  Options Granted:
    Services                                            310,000           .50
    Services - Related Parties                          350,000           .50

  Exercised:
    Services                                            (35,000)          .50
    Services - Related Parties                         (150,000)          .50

  Expired:                                             (525,000)    .10 - .50
                                                     ----------    ----------

Outstanding - July 31, 1994                             675,000           .50

  Exercised:
    Services                                            (35,000)          .50
    Services - Related Parties                         (350,000)          .50
                                                     ----------    ----------

Outstanding - July 31, 1995                             290,000           .50

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2000

NOTE 5  -      Stockholders' Equity (Continued)

     Common Stock Reserved For Issuance

     The following is a table with respect to common stock reserved for options as of July 31, 2000:

                                                        Options Outstanding
                                                     -------------------------
                                                      Number of    Price Range
                                                       Shares      Per Share
                                                     ----------    -----------
  Options Granted:
      Services - Related Parties                        600,000    $      .10
  Exercised:
      Cash - Related Parties                            (17,500)          .40
      Services                                          (95,000)          .50
      Services -Related Parties                        (202,500)          .35
  Expired:                                             (165,000)          .50
                                                     ----------    ----------
Outstanding - July 31, 1996                             410,000     .35 - .50

  Options Granted
      Services - Related Party                        1,545,000          .022
      Services                                           10,000           .35
  Exercised
      Service - Related Party                          (101,730)          .35
  Expired                                               (30,000)          .35
                                                     ----------    ----------

Outstanding July 31, 1997                             1,833,270           .22

  Options Granted:
      Services - Related Parties                        610,000          .022
       Services                                         755,000       .22-.40
  Exercised:
      Services                                         (720,000)      .22-.35
                                                     ----------    ----------

Outstanding - July 31, 1998                           2,478,270      .022-.40

  Options Granted:
    Services                                            100,000           .70
  Exercised:
    Services                                           (260,000)      .10-.70
    Services Related Party                             (350,000)         --
                                                     ----------    ----------

Outstanding - July 31, 1999                           1,968,270       .10-.40
                                                                   ==========

  Options Granted:
      Services - Related Parties                      2,350,000          .022
       Services                                       1,210,000       .22-.50
  Exercised:
      Services                                         (250,000)      .10-.22
                                                     ----------    ----------

Outstanding - July 31, 2000                           5,278,270    $ .022-.50
                                                     ==========    ==========

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2000


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

NOTE 6 - Income Taxes

     For income tax purposes, the Company has a net operating loss carryforward at July 31, 2000 of approximately $6,675,000 beginning to expire at July 31, 2001 if not offset against future federal taxable income.

     Pursuant to FASB 109, the Company has elected to take a 100% reserve on the deferred tax asset arising from the net operating loss of $2,269,500 and accordingly there is no cumulative effect adjustment or current year tax benefit recorded.

NOTE 7 - Commitments and Contingencies

     From time to time, the Company may be named in legal actions which are incidential to the industry in which the Company operates. Currently, the Company is not a party to any legal proceedings.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2000


NOTE 8 - Liquidity and Going Concern Uncertainty

     The Company has incurred recurring losses amounting to $9,809,864 at July 31, 2000. This raises substantial doubt about the Company's ability to continue as a going concern.

     Specific plans to obtain financing for a full scale mining and mill operation includes the following:

     Private placements of the Company's securities to institutions, private individuals, mining companies, and/or investment groups. During the fiscal year ended July 31, 2000 the Company raised approximately $1,074,455 through the sales of common stock to investors, which enabled the Company to complete the Hunter Shaft, test the mill and do core drilling.

     Assuming that the Company is able to obtain funds from one or more of the above sources, planned activities over the next twelve months should include A) Continue drilling of Hunter location, as required. B) Continue drilling N.W. end of Breece Hill magnetic anomaly, as required. C) Drilling of certain properties in the Leadville Mining district which are presently subject to a leasing effort. D) Continue underground exploration of Hunter and Hopemore ground by drift and longhole drilling. E) Mapping and digitizing exploration results to produce a computer model of exploration results. F) Examine other mines and mineral deposits for acquisition. During Fiscal 2000 the company needs to raise additional capital in order to complete these projects.

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning the directors and executive officers of the Company:

                               First
                               Became
Name                    Age    Director  Position
----                    ---    --------  --------

Gifford A. Dieterle     68     9/22/82   President, Treasurer
                                            & Chairman of the Board

Robert Roningen         67     9/14/93   Senior Vice President, Secretary

Jack V. Everett         79     1/25/95   Director, Vice President - Exploration

Roger A Newell          56     8/28/00   Director, Vice President -
                                            Development

Jeffrey W. Pritchard    42     1/27/00   Director, Vice President -
                                            Investor Relations

----------

Directors are elected at the meeting of shareholders called for that purpose and hold office until the next shareholders meeting called for that purpose or until their resignation or death. Officers of the corporation are elected by the directors at meetings called by the directors for its purpose.

GIFFORD A. DIETERLE, President, Treasurer and Chairman of the Board of Directors of the Company. Mr. Dieterle was appointed President in September 1999 following the resignation of Donald W. Wilson. His highest educational degree is a M.S. in Geology obtained from New York University. From 1977 until July 1993, he was Chairman, Treasurer, and Executive Vice-President of Franklin Consolidated Mining Company. From 1965 to 1987, he was lecturer in geology at the City University of N.Y. (Hunter Division). Since 1962, he has been a consulting geologist engaged in the geological evaluation of oil and mineral properties. From 1978 until the present, he has been a registered representative with Datek Securities.

ROBERT RONINGEN, Senior Vice President, Secretary and Director, has been engaged in the practice of law as a sole practitioner and is a self-employed consultant geophysicist in Duluth, Minnesota. From 1988 to August 1993, he was an officer and director of Franklin Consolidated Mining Company, Inc. He graduated from the University of Minnesota in 1957 with a B.A. in geology and in 1962 with a degree in Law.

JACK V. EVERETT, Vice President - Exploration and Director, has been a consulting mining geologist for 25 years, with expertise in all phases of exploration for base and precious metals. Following his 1947 graduation from Michigan State University, he was District Geologist for Pickands Mather & Company on the Cuyuna Iron Range, Minnesota. From 1951 to 1970, he was Chief Geologist and Exploration Manager for W.S. Moore Company, Duluth, Minnesota an iron mining company with gold and base metal sulfide holdings in the U.S. and Canada.

ROGER A. NEWELL, Vice President - Development and Director, has been in the mining industry for over 30 years. From 1977 through 1989, he served as Exploration Manager/Senior Geologist for the Newmont Mining Company and, from 1989 through 1995, was the Exploration Manager for Gold Fields Mining Company. He was Vice President Development, for Western Exploration Company from 1997 through 2000. His highest educational degree is a Ph.D. in mineral exploration from Stanford University.

JEFFREY W. PRITCHARD, Vice President - Investor Relations and Director, has worked for the Company for the past five years. He has been in the marketing/public relation's field since receiving a Bachelor's degree from the State University of New York in 1979. Jeff has served as the Director of Marketing for the New Jersey Devils, July 1987-April 1990, and as the Director of Sales for the New York Islanders from May 1985-June 1987. He also was an Executive Vice President with Long Island based Performance Network, a marketing and publishing concern, from May 1990 through October 1995.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934, except that Messrs. Pritchard, Shevchenko and Newell failed to timely file forms 3 and Messrs. Dieterle, Roningen, Everett, Sherp, Pritchard, Wilson and Shevchenko failed to timely file Forms 5.

Item 10. Executive Compensation

The following table shows all the cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Chief Executive Officer for such period in all capacities in which he served. Information concerning the Chief Executive Officer relates to Gifford Dieterle. Donald W. Wilson, the former Chief Executive Officer, retired in September 1999. No other Executive Officer received total annual salary and bonus in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                Long-Term Compensation
                                                                      -------------------------------------------
                                Annual Compensation                          Awards                Payouts
                            ----------------------------------------  -------------------------------------------
        (a)                  (b)       (c)         (d)        (e)        (f)      (g)          (h)        (i)
        ---                  ---       ---         ---        ---        ---      ---          ---        ---
                                                             Other    Restricted                        All Other
                                                             Annual     Stock                 LTIP      Compensa
  Name and Principal                                        Compen-     Award   Options      Payouts     -tion
  Position                  Year     Salary        ($)      sation($)    ($)     SARs          ($)        (i)
Gifford A. Dieterle         2000     47,473        -0-        -0-        -0-   1,000,00        -0-        -0-
 Chief Executive
  Officer
Donald W. Wilson            2000     13,368        -0-        -0-        -0-        -0-        -0-        -0-
 Chief Executive            1999     76,998        -0-        -0-        -0-        -0-        -0-        -0-
  Officer                   1998     63,320        -0-        -0-        -0-    150,000        -0-        -0-

The following table sets forth information with respect to the Company's Executive Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

(a)                          (b)              (c)                       (d)                    (e)
-----------------------------------------------------------------------------------------------------
                                           Percent of Total
                                           Options/SARs
                          Options/         Granted to
                            SARs           Employed in             Exercise or Base        Expiration
Name                      Granted          Fiscal Year              Price ($/SH)              Date
-----------------------------------------------------------------------------------------------------
Donald W. Wilson              -0-
Gifford Dieterle        1,000,000            28%                      $.022                 11-2-02
Robert Roningen         1,000,000            28%                      $.022                 11-2-02
Jack Everett              250,000             7%                      $.022                 11-2-02
Horst Scherp                  -0-
Jeffrey Pritchard         100,000             3%                      $.022                  3-6-03

The following table sets forth information with respect to the Company's Executive Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

         Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR

(a)                  (b)              (c)             (d)              (e)
--------------------------------------------------------------------------------
                                                                   Value of
                                                  Number of        Unexercised
                                                  Unexercised      In-the-Money
                                                  Options/SARs     Option/SARs
                     Shares                       at FY-End(#)     at FY-End(#)
                     Acquired on      Value       Exercisable/     Exercisable/
Name                 Exercise(#)      Realized    Unexercisable    Unexercisable
--------------------------------------------------------------------------------
Donald W. Wilson        -0-             -0-           700,000            --
Gifford Dieterle        -0-             -0-         1,553,270            --
Robert Roningen         -0-             -0-         1,150,000            --
Jack Everett            -0-             -0-           475,000            --
Horst Scherp            -0-             -0-            20,000            --
Jeffrey Pritchard       -0-             -0-           100,000            --

The following table sets forth information with respect to the Executive Officers concerning awards under long term incentive plans during the last fiscal year:

                                                              Estimated Future Payouts under Non-Stock
                                                              Price Based Plans
     (a)              (b)              (c)                    (d)             (e)               (f)
                                                           -------------------------------------------
                                       Performance
                      Number of        or Other
                      Shares, Units    Period Until
                      or Other         Maturation or       Threshold        Target           Maximum
    Name              Rights(#)        Payout              ($ or #)         ($ or #)         ($ or #)
    ----              ---------        ------              --------         --------         --------
Donald W. Wilson        -0-
Gifford Dieterle        -0-
Robert Roningen         -0-
Jack. Everett           -0-
Horst Scherp            -0-

Directors are not compensated for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners -- The persons set forth on the charts below are known to the Company to be the beneficial owners of more than 5% of the Company's outstanding voting Common Stock as of October 27, 2000.

     (b) Security Ownership of Management - Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management as of October 27, 2000, is set forth on the charts below.

                  Name of                 Amount & Nature
                  Beneficial              of Beneficial         Approximate
Title of Class    Owner                   Ownership 10/27/00    Percentage(1)(2)

Common Stock      Gifford A. Dieterle*      2,764,053(2)(3)         10.0%
Common Stock      Jack Everett*               475,000(2)             1.8%
Common Stock      Robert Roningen*          1,693,905(2)(4)          6.2%
Common Stock      Horst Scherp*                25,000(2)              **
Common Stock      Jeffrey W. Pritchard*       206,354(2)              **
Common Stock      Roger A Newell*                   0                 **
Common Stock      Donald W. Wilson*           701,000(2)             2.6%
Common Stock      Richard Shevchenko        3,255,674(2)(5)         12.0%

   All Officers and
   Directors as a
   Group (7)*                               5,865,312(2)(3)(4)      19.5%

----------

* Officer and/or Director of the Company, including Mr. Wilson who resigned as President and a Director of the Company in September 1999 and Horst Scherp, who resigned as a Director in January 2000.

** Less than one percent.

(1)  Based upon 26,081,843 shares issued and outstanding as of October 27, 2000.

(2) For Messrs. Wilson, Dieterle, Everett, Roningen, Scherp, Pritchard and Shevchenko, includes, respectively, 700,000 shares, 1,553,270 shares, 475,000 shares, 1,150,000 shares, 20,000 shares, 100,000 shares and
     1,000,000 shares issuable upon exercise of options and/or warrants.

(3)  Includes shares owned by Mr. Dieterle's wife.

(4)  Includes shares owned by Mr. Roningen's wife and children.

(5)  Includes shares owned by Mr. Shevchenko's wife and children.


Item 12. Certain Relationships and Related Transactions.

On March 6, 2000, the Company issued to Jeffrey W. Pritchard, a Vice President and Director of the Company, options to purchase 100,000 shares. These options expire on March 6, 2003 and are exercisable at $0.022 per share.

On November 1, 1999, the Company issued the following options to certain officers, directors and principal shareholders: Gifford Dieterle- option to purchase 1,000,000 shares, Robert Roningen - option to purchase 1,000,000 shares, Richard Shevchenko - option to purchase 1,000,000 shares, Jack Everett 250,000 shares. All options granted on that date expire on November 1, 2002 and are exercisable at $0.022 per share.

On June 5, 1998, the Company issued the following options to certain officers and directors. Donald Wilson - option to purchase 150,000 shares; Gifford Dieterle - option to purchase 150,000 shares; Robert Roningen option to purchase 150,000 shares; Jack Everett -option to purchase 150,000 shares; Horst Scherp - option to purchase 10,000 shares. All options granted on that date expire on June 5, 2001. All shares held by Messrs. Wilson and Scherp are exercisable at $.22 per share. The exercise price of the other options were reduced on July 15, 2000 to $0.022 per share.

Effective April 11, 1997, the Company reverse split its outstanding shares of Common Stock on a one-for-ten basis and adjusted the terms of all outstanding options and warrants accordingly. Unless the context specifically indicates otherwise, all references herein to Shares, options and warrants have been adjusted to take into account the reverse split.

On April 2, 1997, the Company issued the following options to certain officers and directors. Donald Wilson - option to purchase 350,000 shares; Gifford Dieterle - option to purchase 350,000 shares; Robert Roningen option to purchase 350,000 shares; Jack Everett -option to purchase 50,000 shares; Horst Scherp - option to purchase 10,000 shares. All options granted On that date expire on April 2, 2001. The options were exercisable at $.35 per share. On November 10, 1997 the exercise price decreased to $0.10 per share. On July 15, 2000 the exercise price was reduced to $0.022 per share for Messrs. Dieterle and Everett.

On January 5, 1996, the Company issued the following options to certain officers and directors. Donald Wilson - option to purchase 200,000 shares; Gifford Dieterle - option to purchase 220,000 shares; Robert Roningen - option to purchase 150,000 shares; Jack Everett -option to purchase 25,000 shares; Horst Scherp - option to purchase 5,000 shares. All options granted on that date were to expire on January 5, 1998 and were to be exercisable at $.35 per share. On November 20, 1997 the Board of Directors approved a 3-year extension expiring January 5, 2001 at an exercisable price decrease to $.10 per share.


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

                                         LEADVILLE MINING AND MILLING CORP.

                                            /s/ Gifford A. Dieterle, Pres.
                                            ----------------------------------
Dated: November 7, 2000                  By     Gifford A. Dieterle, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                      TITLE                           DATE
----------                      -----                           ----


/s/ Gifford A. Dieterle         President,                    November 7, 2000
-------------------------       Treasurer,
Gifford A. Dieterle             Principal Financial
                                and Accounting
                                Officer and Chairman
                                of the Board of Directors


/s/ Jack Everett                V.P, Director                 November 7, 2000
-------------------------
Jack Everett


/s/ Robert Roningen             Senior V.P,
-------------------------       Secretary, Director           November 7, 2000
Robert Roningen


/s/ Roger A. Newell             Director                      November 7, 2000
-------------------------
Roger A. Newell


/s/ Jeffrey W. Pritchard        Director                      November 7, 2000
-------------------------
Jeffrey W. Pritchard

                            SUPPLEMENTAL INFORMATION

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.


                                 NOT APPLICABLE.