Form 10-Q
period 2000-10-31
LEADVILLE MINING & MILLING CORP
filed 2000-12-20
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 2000

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from________to________

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

                                 Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

           Class                                 Outstanding at October 31, 2000
  Common Stock, par value                             26,824,014 Shares
       $.001 per share

         Transitional Small Business Format (check one); Yes [_] No [X]

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals), which we consider necessary for the fair presentation of results for the three months ended October 31, 2000.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2000.

The results reflected for the three months ended October 31, 2000 are not necessarily indicative of the results for the entire fiscal year.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                OCTOBER 31, 2000
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Cash                                                             $     72,659
  Loans Receivable                                                       16,050
  Other Current Assets                                                    9,653
                                                                   ------------
     Total Current Assets                                                98,362
                                                                   ------------

Property and Equipment (Net of
  Accumulated Depreciation of $361,754)                               1,343,897
                                                                   ------------
Other Assets:
  Mining Reclamation Bonds                                               47,750
  Security Deposit                                                        3,667
                                                                   ------------
     Total Other Assets                                                  51,417
                                                                   ------------

Total Assets                                                       $  1,493,676
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accrued Expenses and Taxes                                       $    105,810
  Note Payable - Current Portion                                          4,908
                                                                   ------------
         Total Current Liabilities                                      110,718

Long Term Liabilities:
  Note Payable - Net of Current Portion                                   4,264
                                                                   ------------

         Total Liabilities                                              114,982
                                                                   ------------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 26,824,014, Shares                                       26,824
  Capital Paid In Excess of Par Value                                12,001,237
  Deficit Accumulated in the Development Stage                      (10,649,367)
                                                                   ------------
     Total Stockholders' Equity                                       1,378,694
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  1,493,676
                                                                   ============

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                      For The Period
                                                                                                    September 17, 1982
                                                                  Three Months Ended                    (Inception)
                                                                      October 31,                            To
                                                              2000                  1999             October 31, 2000
                                                         ------------           ------------         ----------------
Revenues:
  Sales                                                  $      4,577           $       --             $      4,577
  Interest Income                                                 653                    244                712,158
  Miscellaneous                                                  --                      400                 26,276
                                                         ------------           ------------           ------------

    Total Revenues                                              5,230                    644                743,011
                                                         ------------           ------------           ------------

Costs and Expenses:
  Mine Expenses                                               323,684                159,306              3,736,123
  Selling, General and Administrative Expenses                519,923                 76,559              7,155,237
  Depreciation                                                    956                  1,329                361,754
  Loss on Write-Off of Investment                                --                     --                   10,000
  Loss on Joint Venture                                          --                     --                  101,700
                                                         ------------           ------------           ------------

    Total Costs and Expenses                                  844,563                237,194             11,364,814
                                                         ------------           ------------           ------------

Loss Before Provision For Income Taxes                       (839,333)              (236,550)           (10,621,803)

Provision For Income Taxes                                        170                    170                 27,564
                                                         ------------           ------------           ------------

Net Loss                                                 $   (839,503)          $   (236,720)          $(10,649,367)
                                                         ============           ============           ============

Net Loss Per Share                                       $       (.03)          $       (.01)
                                                         ============           ============

Average Common Shares Outstanding                          26,150,013             20,393,990
                                                         ============           ============

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                       For The Period
                                                                                                     September 17, 1982
                                                                     Three Months Ended                 (Inception)
                                                                         October 31,                         To
                                                                 2000                  1999           October 31, 2000
                                                            ------------          ------------        ----------------
Cash Flow From Operating Activities:
  Net Loss                                                  $   (839,503)         $   (236,720)         $(10,649,367)
  Adjustments to Reconcile Net Loss to
    Net Cash Used By Operating Activities:
      Depreciation                                                   956                 1,329               361,754
      Loss on Write-Off of Investment                               --                    --                  10,000
      Loss From Joint Venture                                       --                    --                 101,700
      Value of Common Stock Issued For Services                   15,170                  --               1,957,404
      Compensation Portion of Options Exercised                  426,550                  --               1,874,606
      Changes in Operating Assets and Liabilities:
        Increase in Other Current Assets                          (6,474)                 (431)               (9,653)
        Increase in Security Deposit                                --                    --                  (3,667)
        Increase (Decrease) in Accrued Expenses
           and Taxes                                              52,296                12,088               105,810
                                                            ------------          ------------          ------------

Net Cash Used By Operating Activities                           (351,005)             (223,734)           (6,251,413)
                                                            ------------          ------------          ------------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                                --                    --              (1,705,650)
  Investment in Joint Venture                                       --                    --                (101,700)
  Investment in Privately Held Company                              --                    --                 (10,000)
                                                            ------------          ------------          ------------

Net Cash Used By Investing Activities                               --                    --              (1,817,350)
                                                            ------------          ------------          ------------

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                     For The Period
                                                                                                   September 17, 1982
                                                                 Three Months Ended                    (Inception)
                                                                     October 31,                           To
                                                              2000                  1999            October 31, 2000
                                                          -----------           -----------         ----------------
Cash Flow From Investing Activities:
  (Increase) Decrease in Loans Receivable                 $    (1,500)          $    (1,000)          $   (16,050)
  Increase in Loans Payable - Officers                           --                    --                  18,673
  Repayment of Loans Payable - Officers                          --                    --                 (18,673)
  Increase in Note Payable                                       --                  13,223                11,218
  Decrease in Note Payable                                     (1,228)                 --                  (2,046)
  Increase in Loan Payable                                       --                  12,500                  --
  Proceeds From Sale of Common Stock                          383,570               136,499             8,610,063
  Commissions on Sale of Common Stock                            --                    --                  (5,250)
  Expenses of Initial Public Offering                            --                    --                (408,763)
  Purchase of Certificate of Deposit - Restricted                --                    --                  (5,000)

  Purchase of Mining Reclamation Bond                          (6,600)                 --                 (42,750)
                                                          -----------           -----------           -----------

Net Cash Provided By Financing Activities                     374,242               161,222             8,141,422
                                                          -----------           -----------           -----------

Increase (Decrease) In Cash and Cash Equivalents               23,237               (62,512)               72,659

Cash and Cash Equivalents - Beginning                          49,422               106,893                  --
                                                          -----------           -----------           -----------

Cash and Cash Equivalents - Ending                        $    72,659           $    44,381           $    72,659
                                                          -----------           -----------           -----------

Supplemental Cash Flow Information:
  Cash Paid For Interest                                  $      --             $      --             $      --
                                                          -----------           -----------           -----------

  Cash Paid For Income Taxes                              $       170           $       170           $    27,013
                                                          -----------           -----------           -----------

Non-Cash Financing Activities:
  Issuance of Common Stock as Commissions
    on Sales of Common Stock                              $    58,530           $      --             $   403,480
                                                          -----------           -----------           -----------

Issuance of Common Stock as Payment for Expenses          $      --             $      --             $   192,647
                                                          -----------           -----------           -----------

Issuance of Common Stock For
  Property and Equipment                                  $      --             $      --             $     4,500
                                                          -----------           -----------           -----------

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2000
                                   (Unaudited)


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

NOTE 2 - Subsequent Events

In December 2000, the Company entered into a letter of intent for an option to purchase from AngloGold of North American Inc. 100% of the issued and outstanding stock of Minera Chanante S.A. de C.V., a wholly-owned subsidiary of AngloGold North American Inc. Minera Chanante's assets consist or will consist of certain exploitation and exploration concessions in the States of Sonora and Chihuahua, Mexico. Pursuant to the letter of intent, from the date of the letter of intent through the date three months after the execution of the definitive stock purchase option agreement, the Company will be permitted to complete its due diligence on the acquisition. The option will expire if the Company does not exercise it by the end of the due diligence period. For a period of 12 months after the execution of the option, the Company will be responsible for making all rental and maintenance payments on Minera Chanante's properties (approximately $126,000). If at the end of that 12 month period, the Company decides that it still wants to own Minera Chanante, the Company will make an additional $50,000 payment to AngloGold of North American Inc. If the Company decides that it does not want to continue to own Minera Chanante, the Company must sell the shares back to AngloGold for $1.00. Assuming that the Company does not sell it back, AngloGold will be entitled to an ongoing net smelter returns royalty of between 2% and 4%, plus a 10% net profits interest until the total net profits interest payment received by AngloGold equals $1,000,000.

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

Three Months Ended October 31, 2000 Compared to Three Months Ended October 31, 1999

Results of Operations

During the first fiscal quarter ended October 31, 2000 exploration continued at the Hopemore mine both underground and on the surface in search of mineable gold.

At the  Hopemore  mine,  7th level  the  exploratory  drift on vein #69,  7L-428 continued in a southeasterly direction encountering gold and silver mineralization on an average 4-foot width, the length of the structure. Long hole drilling was also carried out at the terminus of the drift to test the walls and the vein ahead of the drift. The #69 vein is considered to be the feeder system to the overlaying Silica Stope, ore body. The grades to date reveal a series of small high-grade gold shoots along a generally, lower grade mineral trend. The site is presently undergoing evaluation pursuant to possible further exploration.

Long hole drilling has also been performed on the Hopemore 6th level at a location where intense mining occurred at the turn of the last century. No assay results have yet been received.

R.C. drilling including Phase I and Phase II have been completed and the results are being evaluated. Phase III R.C. drilling will be guided by information gained from the evaluation. General observations to date revealed a large envelope of gold/silver mineralization associated with near surface carbonate rock units, overlain by approximately 100 feet of porphyry sill material. Core areas within the zone reveal economic grades of gold and silver generally associated with open pit/heap leach type of mining operations. The mineral trend appears to trend to the north-northeast and east. We continue to seek an expanded land position in that direction.

R.C. Drilling also took place on newly acquired ground to the west of the Hopemore Mine, in the areas of the great magnetic anomaly. Three R.C. holes were drilled within the anomaly and encountered disseminated gold/silver mineralizations at depths of 150 to 200 feet. The results were encouraging and will serve as the catalyst for further exploration.

In December 2000, we entered into a letter of intent for an option to purchase from AngloGold of North American Inc. 100% of the issued and outstanding stock of Minera Chanante S.A. de C.V., a wholly-owned subsidiary of AngloGold North American Inc. Minera Chanante's assets consist or will consist of certain exploitation and exploration concessions in the States of Sonora and Chihuahua, Mexico. Pursuant to the letter of intent, from the date of the letter of intent through the date three months after the execution of the definitive stock purchase option agreement, we will be permitted to complete our due diligence on the acquisition. The option will expire if we do not exercise it by the end of the due diligence period. For a period of 12 months after the execution of the option, we will be responsible for making all rental and maintenance payments on Minera Chanante's properties (approximately $126,000). If at the end of that 12 month period, we decide that we still want to own Minera Chanante, we will make an additional $50,000 payment to AngloGold of North American Inc. If we decide that we do not want to continue to own Minera Chanante, we must sell the shares back to AngloGold for $1.00. Assuming that we do not sell it back, AngloGold will be entitled to an ongoing net smelter returns royalty of between 2% and 4%, plus a 10% net profits interest until the total net profits interest payment received by AngloGold equals $1,000,000.

The most advanced concession is the El Chanante gold property, located approximately 25km northeast of Caborca, in Sonora, Mexico. A total of 199 drill holes are present and suggest a resource of one million ounces of gold. The stripping ratio is about 1.4 to l.

We generated de minimis revenues from operations during the three months ended October 31, 2000 of $4,577 and no revenue for October 31, 1999. There were de minimis non-operating revenues during the three months ended October 31, 2000 and 1999 of $653 and $644, respectively.

Over all, costs and expense increased by $607,369 (approximately 256%) from October 31, 1999 ($237,194) to October 31, 2000 ($844,563).

Mine expenses increased by $164,378 (approximately 103%) from October 31, 1999 ($159,306) to October 31, 2000 ($323,684). The increase in mine expenses resulted primarily from expanded work at the mine.

Selling, general and administrative expenses increased by $443,664 approximately (579%) from October 31, 1999 ($76,559) to October 31, 2000 ($519,923) primarily due to increase in the cost of raising capital.

As a result, our net loss for the three months ended October 31, 2000 was $839,503, which was $602,783 (approximately 255%) more than our October 31, 1999 loss of $236,720.

Liquidity and Capital Resources

As of October 31, 2000, we had a deficit working capital of $12,356. We can only continue as a going concern if we obtain additional capital. We anticipate that we will need approximately $1,150,000 in order to carry out our plans for the remainder of fiscal 2001, which includes the costs of administration, and mine related activities in both Colorado and Mexico.

To the extent that cash flow is unavailable, management intends to raise all necessary capital through the sale of its securities and/or debt financing. There can be no assurance, however, that such funds will be raised. We have raised approximately one million dollars through the sale of securities since October 31, 2000.

Specific plans to obtain financing will most likely include private placements of our securities to institutions, private individuals and/or investment groups. During the three-month ended October 31, 2000, we raised approximately $383,570 through the sale of common stock. These investments have enabled us to initiate R.C. drilling from the surface, core drilling and long hole drilling from underground and to drive tunnels and drifts from the Hopemore 7th level and conduct metallurgical testing of B-zone minerals.

Environmental Issues

We do not expect that environmental issues will have an adverse material effect on our liquidity or earnings. Before any mining development or mining exploration or construction of milling facilities could begin, it was necessary to meet all environmental requirements and to satisfy the regulatory agencies in Colorado that our proposed procedures fell within the boundaries of sound environmental practice. We are bonded to insure procedures and reclamation of any areas disturbed by our activities. In 1997, the Mined Land Reclamation Board reviewed our permit and bond and determined that an increase in the bond was necessary. At that time, we placed an additional $6,000 in escrow against any future indemnity. We again increased the bond by an additional $24,550 and $5,600 respectively on March 14, 2000 and July 25, 2000. On October 19, 2000, we again increased the bond by an additional $6,600.

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

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended October 31, 2000, we issued the following shares of our common stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: In August 2000, we sold an aggregate of 729,564 shares to fourteen individuals for an aggregate of $155,770 and issued 1,060,000 shares to two individuals for commissions, expenses and services for an aggregate value of $439,770. In September 2000, we sold an aggregate of 271,364 shares to five individuals for an aggregate of $62,700 and issued 15,000 shares to one individual for expenses and services for an aggregate value of $1,950. In October 2000, we sold an aggregate of 723,989 shares to sixteen individuals for an aggregate of $167,100.

Item 3. Defaults Upon Senior Securities

     None.


Item 4 Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information


     None.

Item 6. Exhibits and Reports on Form 8-K

     Letter of Intent signed December 15, 2000 with AngloGold North America Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                      LEADVILLE MINING & MILLING CORPORATION
                                                   Registrant


                                      By: /s/ Gifford A. Dieterle
                                          ------------------------------
                                          Gifford A Dieterle
                                          President/Treasurer


Date: December 19, 2000

                        LEADVILLE MINING & MILLING CORP.
                          76 Beaver Street - Suite 500
                            New York, New York 10005



                                            December 13, 2000


Mr. Jerry Bateman
AngloGold North America Inc.
5251 DTC Parkway, Suite 700
Englewood, CO 80111
Fax No.: 303-889-0707

Dear Jerry:

     Pursuant to the ongoing discussions we have had with your company, this letter is to confirm the conditions under which Leadville Mining and Milling Corporation ("LMMI") would acquire from AngloGold North America Inc. ("AngloGold") an exclusive option to purchase all of the issued and outstanding stock (the "Stock") of Minera Chanate S.A. de C.V. ("Minera Chanate"), a wholly-owned subsidiary of AngloGold, which owns (or will own prior to the execution of the Stock Purchase Option Agreement referred to below) (i) certain exploitation and exploration concessions which together comprise the El Chanate Property located in Sonora, Mexico, as more particularly described on Exhibit A attached hereto (together with any ancillary rights associated therewith, the "El Chanate Property") and (ii) certain additional exploration concessions in the states of Sonora and Chihuahua, Mexico, as more particularly described on Exhibit B attached hereto (together with any ancillary rights associated therewith, the "Additional Property;" the concessions at the El Chanate Property and the concessions within the Additional Property will be collectively referred to as the "Properties").

     The definitive agreement (the "Stock Purchase Option Agreement") by which AngloGold would grant to LMMI the option to purchase the Stock would contain the terms and conditions set forth below, as well as such other terms and conditions as are usual and customary in a transaction of this nature and as may be agreed upon by AngloGold and LMMI. All dollar amounts set forth herein are in United States dollars.

     1. Stage 1 -- Due Diligence Period (3 months) For and in consideration of $5,000 in hand previously paid by LMMI to AngloGold, prior to the execution of the Stock Purchase Option Agreement, and during a 3-month option period commencing on the date of execution of the Stock Purchase Option Agreement (the "Due Diligence Period"), LMMI shall be free to conduct a due diligence review of
(a) title to, (b) surface ownership of, (c) environmental conditions at, and (d) geological, engineering, metallurgical, political and other conditions at or affecting the Properties, as well as any other matters LMMI reasonably deems necessary, and AngloGold will cooperate fully with LMMI in conducting such reviews.

     2. Stage II -- Option to Acquire Stock and Evaluation Period (9 months). On or prior to the last day of the Due Diligence Period, LMMI shall have the right, in its sole discretion, to notify AngloGold that LMMI wishes to acquire the Stock. In the event LMMI timely exercises the option, the transfer of the Stock shall occur as soon as reasonably practicable, for no additional consideration, as set forth in the Stock Purchase Option Agreement. If LMMI fails to timely exercise the option to purchase the Stock, the Stock Purchase Option Agreement will terminate.

     During the initial 12-month period commencing on the date of execution of the Stock Purchase Option Agreement (which, including the Due Diligence Period, will be referred to hereinafter as the "Evaluation Period"), LMMI will be responsible for (a) making all rental/maintenance payments and filings required during that period to maintain the concessions at the El Chanate Property (which the parties agree will amount to approximately $54,000 in payments due twice during the Evaluation Period, once in January of 2001 and again in July of
2001), or, if any concessions are dropped, termination payments in a similar amount; (b) making all rental/maintenance payments required during that period to maintain the concessions at the Additional Property (which the parties agree will amount to approximately $9,000 in payments due twice during the Evaluation Period, once in January of 2001 and again in July of 2001), or, if any concessions are dropped, termination payments in a similar amount; and (c) diligently working towards converting the eleven exploration concessions at the El Chanate Property to exploitation concessions (assuming the data derived from those concessions warrant such a conversion). If LMMI, at any time during the Due Diligence Period, elects to terminate the Stock Purchase Option Agreement, LMMI shall nevertheless be responsible for making the payments and filings due in January and July of 2001 to maintain the concessions at the Properties, or, if any concessions are dropped, to terminate such concessions. AngloGold agrees that it will provide to LMMI a schedule of the anticipated rental/maintenance payments for the concessions at the Properties as soon as practicable and prior to the execution of the Stock Purchase Option Agreement.



     During the  entire Due  Diligence  Period,  AngloGold  will grant (or cause
Minera Chanate to grant) to LMMI the sole and exclusive right to go on the Properties for the purpose of conducting exploration and development activities. At the beginning of the Due Diligence

Period, AngloGold will make available to LMMI all data and information concerning the Properties in AngloGold's possession or reasonably available to AngloGold. Notwithstanding the prior grammatical paragraph, during the Due Diligence Period, AngloGold will cooperate with LMMI by timely delivering payments, notices and the like to applicable governmental agencies (assuming such payments, notices and the like are timely prepared by LMMI and provided to AngloGold).

     3. Stage III -- End of Evaluation Period. On or prior to the last day of the Evaluation Period, if LMMI desires to continue to hold all or any portion of the concessions at the Properties, LMMI must make an additional $50,000 payment to AngloGold. If LMMI does not wish to hold any of the concessions at the Properties, LMMI must similarly notify AngloGold on or prior to the last day of the Evaluation Period, and thereafter, as soon as practicable and in accordance with the Stock Purchase Option Agreement, LMMI will offer to convey all of the issued and outstanding stock of Minera Chanate (or any successor entity) to AngloGold. If LMMI timely makes the additional $50,000 payment, but thereafter decides to abandon any particular concession(s), LMMI shall offer to convey those concession(s) to AngloGold, for a consideration of one dollar, and if such offer is not made at least 90 days prior to the date(s) any semi-annual payment required to hold such concession(s) is due, then LMMI will be required to make such payment.

     4. Stage IV -- Additional Consideration for Purchase of Stock and Joint Venture Option. As additional consideration for the purchase of the Stock (in addition to the payments referred to above), in the event LMMI exercises its option to purchase the Stock and does not convey all of the issued and outstanding stock of Minera Chanate or any successor entity back to AngloGold as described in paragraph 3 above, AngloGold shall reserve a net smelter returns royalty ("NSR Royalty") as follows:

           Gold Price                              %NSR
           ----------                              ----

           Less than $300/oz.                       2%
           $300/oz. to $350/oz.                     3%
           Greater than $350/oz.                    4%

     Upon the commencement of commercial production for any deposit of ore from any of the concessions at the Properties, in addition to the NSR Royalty, AngloGold shall be entitled to receive a 10% net profits interest ("NPI") until a total of $1,000,000 has been paid to AngloGold based on production from any of those concessions, at which time the NPI shall be extinguished. If LMMI exercises the option, and thereafter the drill indicated resource at the El Chanate Property or any of the Additional Properties exceeds two million ounces of contained gold, AngloGold shall have a one-time option to buy back a 51% interest in the entity holding the El Chanate Property and/or the Additional Properties, whichever is applicable, by paying to LMMI an amount equal to two times 51% of the project costs incurred by LMMI from the date of the Exploration Agreement forward on or related to the El Chanate Property. AngloGold's buy back right shall be subject to the execution and delivery by the parties of a mutually agreeable mining venture agreement, using the Rocky Mountain Mineral Law Foundation Forms 5 and 5A as models, subject to whatever modifications and additional provisions are mutually agreeable to the parties and as are necessary for the mining venture agreement to be valid and enforceable under applicable Mexican federal, state and local laws.

     5. Representations and Warranties. The Stock Purchase Option Agreement is to contain, among other provisions, representations and warranties from AngloGold (a) that to the best of its knowledge, Minera Chanate holds title to the Properties, free and clear of all claims, liens, encumbrances and defects arising by, through or under it, and that to the best of its knowledge it has performed all actions and made all payments necessary to keep the Properties in good standing through the effective date of the Stock Purchase Option Agreement;
(b) that AngloGold has no knowledge of any litigation or administrative actions affecting the Properties; (c) that to the best of its knowledge there are no adverse environmental conditions at the Properties; and (d) that to the best of its knowledge Minera Chanate owns no assets and is subject to no liabilities or obligations other than those connected with the Properties.

     6. Confidentiality. This letter and its contents are intended to be confidential and are not to be disclosed to or discussed with any third party, except to legal counsel and advisors assisting LMMI in its evaluation of or conduct of activities on the Properties, or to the extent disclosure is required by law or stock exchange rule.

     7. No Assignment. Neither this letter, nor any of the rights, duties or obligations of the parties hereunder may be assigned by either party without the prior written consent of the other party hereto; provided, however, that no such consent shall be required for an assignment by LMMI to a wholly-owned Mexican subsidiary or in connection with a corporate merger, reorganization or other consolidation involving LMMI.

     It is understood that this letter, except for paragraphs 6 and 7 and the payment obligations set forth in paragraph 2, is not intended to and does not constitute a binding agreement, and until the Stock Purchase Option Agreement is executed and delivered, neither party shall have any legal obligation to proceed with the transaction described in this letter. Notwithstanding the foregoing, the execution of this letter shall constitute the binding agreement of AngloGold through January 31, 2001, to refrain from entering into any discussions, negotiations or agreements with any third party regarding the conveyance of any interest in the Properties, or any joint venture, farm-out or other arrangement affecting activities at the Properties. In addition, the parties agree to work diligently and in good faith towards the execution of a Stock Purchase Option Agreement as soon as reasonably practicable. If the foregoing is acceptable to you, please so indicate by signing duplicate originals of this letter in the space provided below, and returning one fully executed original to me. The parties hereby agree that faxed and/or counterpart copies of this letter may serve as originals for all intents and purposes.


                                        Yours very truly,


                                        /s/ Gifford A. Dieterle
                                        ----------------------------------------
                                        Gifford Dieterle, President
                                        Leadville Mining and Milling Corporation


Accepted and agreed to this 15 day of December, 2000.


By /s/ Jim Komandina
   ------------------------------------
       CEO and President
       of  AngloGold North America Inc.