Form 10QSB
period 2001-01-31
LEADVILLE MINING & MILLING CORP
filed 2001-03-16
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 2001

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

            Yes    X                     No
                 ____                        ____

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

           Class                                 Outstanding at January 31, 2001

  Common Stock, par value                              30,300,704 Shares
    $.001 per share

         Transitional Small Business Format (check one);  Yes        No  X
                                                              ___       ___

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals), which we consider necessary for the fair presentation of results for the three and six months ended January 31, 2001.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2000.

     The results reflected for the three and six months ended January 31, 2001 are not necessarily indicative of the results for the entire fiscal year.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                JANUARY 31, 2001
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                           $  385,653
  Loan Receivable                                                         31,280
  Prepaid Expense                                                         63,000
  Other Current Assets                                                     2,162
                                                                      ----------
         Total Current Assets                                            482,095
                                                                      ----------

Property and Equipment (Net of
  Accumulated Depreciation of $362,710)                                1,342,941
                                                                      ----------

Other Assets:
  Mining Reclamation Bonds                                                47,750
  Security Deposit                                                         3,667
                                                                      ----------
         Total Other Assets                                               51,417
                                                                      ----------

Total Assets                                                          $1,876,453
                                                                      ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accrued Expenses and Taxes                                       $     62,114
  Note Payable - Current Portion                                          7,577
                                                                   ------------
         Total Current Liabilities                                       69,691
                                                                   ------------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 30,300,704 Shares                                        30,301
  Capital Paid In Excess of Par Value                                13,167,905
  Deficit Accumulated in the Development Stage                      (11,391,444)
                                                                   ------------
         Total Stockholders' Equity                                   1,806,762
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  1,876,453
                                                                   ============



The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                                    For The Period
                                                     Three Months Ended                 Six Months Ended          September 17,1982
                                                         January 31,                       January 31,              (Inception)
                                                -----------------------------     -----------------------------          To
                                                    2001             2000             2001             2000        January 31, 2001
                                                ------------     ------------     ------------     ------------    ----------------
Revenues:
  Interest Income                               $        784     $        222     $      1,436     $        466      $    712,941
  Miscellaneous                                          192             --              4,769              400            31,045
                                                ------------     ------------     ------------     ------------      ------------

    Total Revenues                                       976              222            6,205              866           743,986
                                                ------------     ------------     ------------     ------------      ------------

Costs and Expenses:
  Mine Expenses                                      284,960          210,649          608,629          371,311         4,021,068
  Selling, General and Administrative
    Expenses                                         456,967          270,092          976,904          345,295         7,612,218
  Depreciation                                           956            1,332            1,912            2,661           362,710
  Loss on Write-Off of Investment                       --               --               --               --              10,000
  Loss on Joint Venture                                 --               --               --               --             101,700
                                                ------------     ------------     ------------     ------------      ------------

  Total Costs and Expenses                           742,883          482,073        1,587,445          719,267        12,107,696
                                                ------------     ------------     ------------     ------------      ------------

Loss Before Provision For Income Taxes              (741,907)        (481,851)      (1,581,240)        (718,401)      (11,363,710)

Provision For Income Taxes                               170              170              340              340            27,734
                                                ------------     ------------     ------------     ------------      ------------

Net Loss                                        $   (742,077)    $   (482,021)    $ (1,581,580)    $   (718,741)     $(11,391,444)
                                                ============     ============     ============     ============      ============

Net Loss Per Share                              $      (0.03)    $      (0.02)    $      (0.06)    $      (0.04)
                                                ============     ============     ============     ============

Average Common Shares Outstanding                 29,715,732       21,016,958       27,932,873       20,705,474
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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                         For The Period
                                                              Six Months Ended         September 17, 1982
                                                                January 31,               (Inception)
                                                      ----------------------------            To
                                                          2001            2000          January 31, 2001
                                                      ------------    ------------      ----------------
Cash Flow From Operating Activities:
  Net Loss                                            $ (1,581,580)   $   (718,741)       $(11,391,444)
  Adjustments to Reconcile Net Loss to
    Net Cash Used By Operating Activities:
      Depreciation                                           1,912           2,661             362,710
      Loss on Write-Off of Investment                         --              --                10,000
      Loss From Joint Venture                                 --              --               101,700
      Value of Common Stock Issued For Services             19,791          50,002           1,962,025
      Compensation Portion of Options Exercised            723,363         152,422           2,171,419
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Other Current Assets          1,017            (582)             (2,162)
        (Increase) in Prepaid Expense                      (63,000)           --               (63,000)
        (Increase) in Security Deposit                        --              --                (3,667)
        Increase in Accrued Expenses and Taxes               8,600          31,406              62,114
                                                      ------------    ------------        ------------

Net Cash Used By Operating Activities                     (889,897)       (482,832)         (6,790,305)
                                                      ------------    ------------        ------------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                          --              --            (1,705,650)
  Investment in Joint Venture                                 --              --              (101,700)
  Investment in Privately Held Company                        --              --               (10,000)
                                                      ------------    ------------        ------------

Net Cash Used By Investing Activities                         --              --            (1,817,350)
                                                      ------------    ------------        ------------


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                    For The Period
                                                         Six Months Ended         September 17, 1982
                                                           January 31,               (Inception)
                                                   --------------------------             To
                                                      2001            2000         January 31, 2001
                                                   -----------    -----------      ----------------

Cash Flow From Financing Activities:
  Increase in Loans Receivable                     $   (16,730)   $    (9,650)       $   (31,280)
  Increase in Loans Payable - Officers                    --             --               18,673
  Repayment of Loans Payable - Officers                   --             --              (18,673)
  Increase in Note Payable                                --           12,856             11,218
  Decrease in Loan Payable                              (2,823)          --               (3,641)
  Proceeds From Sale of Common Stock                 1,252,281        592,199          9,478,774
  Commissions on Sale of Common Stock                     --             --               (5,250)
  Expenses of Initial Public Offering                     --             --             (408,763)
  Purchase of Certificate of Deposit-Restricted           --             --               (5,000)
  Purchase of Mining Reclamation Bond                   (6,600)          --              (42,750)
                                                   -----------    -----------        -----------

Net Cash Provided By Financing Activities            1,226,128        595,405          8,993,308
                                                   -----------    -----------        -----------

Increase In Cash and Cash Equivalents                  336,231        112,573            385,653

Cash and Cash Equivalents - Beginning                   49,422        106,893               --
                                                   -----------    -----------        -----------

Cash and Cash Equivalents - Ending                 $   385,653    $   219,466        $   385,653
                                                   ===========    ===========        ===========

Supplemental Cash Flow Information:
  Cash Paid For Interest                           $      --      $      --          $      --
                                                   ===========    ===========        ===========

  Cash Paid For Income Taxes                       $       340    $       340        $    27,183
                                                   ===========    ===========        ===========

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                       $    58,530    $    50,002        $   403,480
                                                   ===========    ===========        ===========

Issuance of Common Stock as Payment for Expenses   $      --      $      --          $   192,647
                                                   ===========    ===========        ===========

Issuance of Common Stock as Payment for Property
  and Equipment                                    $      --      $      --          $     4,500
                                                   ===========    ===========        ===========


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Unaudited)


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


NOTE 2 - Commitments and Contingencies

In December 2000, the Company entered into a letter of intent for an option to purchase from AngloGold North America Inc. and AngloGold (Jerritt Canyon) Corp. 100% of the issued and outstanding stock of Minera Chanate S.A. de C.V., a wholly owned subsidiary of these two AngloGold entities. Minera Chanate's assets consist or will consist of certain exploitation and exploration concessions in the States of Sonora, Chihuahua and Guerrero, Mexico. Pursuant to the letter of intent, from the date of the letter of intent through the date three months after the execution of the definitive stock purchase option agreement, the Company will be permitted to complete its due diligence on the acquisition. The option will expire if the Company does not exercise it by the end of the due diligence period. For the year 2001, the Company will be responsible for making all rental and maintenance payments required to hold Minera Chanate's properties. If at the end of that 12-month period from the effective date of the option, the Company decides that it still wants to own Minera Chanate, the Company will be required to make an additional $50,000 payment to AngloGold. If the Company decides that it does not want to continue to own Minera Chanate, the Company must sell the shares back to AngloGold for $1.00. Assuming that the Company does not sell Minera Chanate back to AngloGold, AngloGold, as an additional portion of the purchase price for Minera Chanate, will be entitled to an ongoing percentage of net smelter returns of between 2% and 4%, plus a 10% net profits interest until the total net profits interest payment received by AngloGold equals $1,000,000.

During the quarter ended January 31, 2001, the Company expended approximately $165,000 with regards to the Minera Chanate properties, of which approximated $102,000 was charged to operations in the current period and $63,000 prepaid for the period commencing July 2001.

NOTE 3 - Subsequent Events

On February 14, 2001, the Company and AngloGold North America Inc. executed a definitive Stock Purchase Option Agreement with regard to the transaction described in Note 2 above.

On March 6, 2001, the Company entered into a binding letter agreement with International Northair Mines Ltd. and Grupo Northair de Mexico, S.A. de C.V., its wholly owned Mexican subsidiary, pursuant to which International Northair has granted the Company the right to earn an undivided 51% interest in certain mining concessions. These concessions, known as the Lobos and Los Lobitos concessions, are located in the state of Sinaloa in Mexico.

During the 30 day period commencing March 6, 2001, both sides to the agreement are to conduct their due diligence, and the Company can withdraw from the letter agreement to the extent it is not satisfied with title to or the availability of surface rights or environmental conditions at the properties. International Northair may withdraw from the letter agreement if it is not reasonably satisfied that Leadville has the financial capabilities to undertake its obligations under the letter agreement.

To earn the 51% interest, during the period commencing on March 6, 2001 and ending on or before June 30, 2004, the Company must:

     o Fund all exploration and development costs and, to the extent that such costs are less than $1,500,000 by June 30, 2004, pay the difference to International Northair.

     o Complete certain exploration and development work (Phase One) on the concessions on or before the end of June 2001(which will require the expenditure of approximately $150,000).

     o Maintain a separate bank account with sufficient funds to complete the Phase One work each month.

     o Pay International Northair an aggregate of $140,000 (in addition to $20,200 paid upon signing of the letter agreement), plus certain taxes, between January 2002 and January 2004.

     o    Issue  an  aggregate  of  120,000   shares  of  its  common  stock  to
          International Northair between July 1, 2001 and July 1, 2003.

Although the March 6, 2001 letter agreement is binding on all parties, the parties plan to execute a more detailed definitive option agreement.

If and when the Company earns the 51% interest, it will enter into a joint venture arrangement with International Northair.

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


Three Months Ended January 31, 2001 Compared to Three Months Ended January 31, 2000


Results of Operations

During our second fiscal quarter that ended January 31, 2001 we completed the last details of Phase II surface drilling on Breece Hill and entered results on the Vulcan software. Over 17,000 feet in 34 drill holes were completed. The three, 1/3 five-foot sample intervals were analyzed by fire assay with atomic absorption finish for gold and silver. Cold cyanide shake test on 533 significant intervals returned 98% of gold and 41% of silver fire assay values. The fire assay values for the 533 intervals average 0.018 ounce per ton (opt) gold and 1.01 opt silver. The most encouraging area, near the old Hunter mine, received 21 holes on 100 to 200 foot offsets. The best interval in the program was in hole RC-2000-34 from surface to 230 feet. The 230 foot interval averaged
0.052 opt Au and 1.17 opt Ag. RC-2000-34 includes a higher-grade interval primarily contained in the Leadville, Dyer or Manitou dolomites although the intrusive rocks can contain stockwork mineralization. Oxidation is complete to a depth of 400 feet in the Hunter mine area. No ground water was encountered in the drill holes.

We believe that the results of the drilling campaign are encouraging. We plan additional drilling, with the Phase III program, to expand the resource area in the spring of 2001, when snow conditions allow. Negotiations for additional land acquisitions are in process.

Effective December 15, 2000, we obtained an option from AngloGold North America Inc. to purchase from AngloGold North America Inc. and AngloGold (Jerritt Canyon) Corp. 100% of the issued and outstanding stock of Minera Chanate S.A. de C.V., a wholly owned subsidiary of those two companies. Minera Chanate's assets consist of certain exploitation and exploration concessions in the States of Sonora, Chihuahua and Guerrero, Mexico. Pursuant to the definitive Stock Purchase Option Agreement under which the option was granted, during the 90-day period commencing on February 14, 2001, the date that the option agreement was executed, we are permitted to complete our due diligence on the acquisition. The option will expire if we do not exercise it by the end of the due diligence period. Pursuant to the option agreement, unless we notify AngloGold that we do not want to exercise the option, upon the expiration of the due diligence period, we will have been deemed to have exercised the option. During calendar 2001, we will be responsible for making all rental and maintenance payments required to hold Minera Chanate's concessions (approximately $145,000). As required by the option agreement, we have provided AngloGold with the bulk of funds ($126,000) necessary to pay those rental and maintenance fees. If by December 15, 2001, we decide that we still want to own Minera Chanate, we must make an additional $50,000 payment to AngloGold. If we decide that we do not want to continue to own Minera Chanate, we must sell the shares back to AngloGold for nominal consideration. Assuming that we retain ownership of Minera Chanate, AngloGold will be entitled to receive the remainder of the purchase price by way of an ongoing percentage of net smelter returns of between 2% and 4% plus a 10% net profits interest (until the total net profits interest payment received by AngloGold equals $1,000,000). AngloGold's right to a payment of a percentage of net smelter returns and the net profits interest will terminate at such point as they aggregate a sum to be determined by AngloGold prior to the closing date on the exercise of the option. Such sum may not exceed $18,018,355. In accordance with the option agreement, the foregoing payments are not to be construed as royalty payments. Should the Mexican government or other jurisdiction determine that such payments are royalties, we could be subjected to and would be responsible for any withholding taxes assessed on such payments.

Under the terms of the option agreement, we have granted AngloGold the right to designate one of its wholly owned Mexican subsidiaries to receive a one-time option to purchase 51% of Minera Chanate. That option is exercisable over a 180 day period commencing at such time as we notify AngloGold that we have made a good faith determination that we have gold-bearing ore deposits on any one of the identified groups of Minera Chanate properties, when aggregated with any ore that we have mined, produced and sold from such properties, of in excess of 2,000,000 troy ounces of contained gold. The exercise price would equal twice our project costs on the properties during the period commencing on December 15, 2000 and ending on the date of such notice.

Due diligence exploration of the properties in Mexico continued during the quarter. Mine Reserve Associates, Inc. of Wheat Ridge, Colorado together with our geologists and Metalogical engineers are working on the evaluation of the deposit and preparing a preliminary mine plan. Metallurgical studies by cyanide leach are underway to determine processing technology and recovery system. Our Mexican counsel and our Mexican accounting firm are continuing their due diligence with regards to title, environmental, financial and corporate matters.

In January 2001, our field crews examined a number of oxide mineral prospects in Sonora, Mexico on the Minera Chanate property. Geological reports are being prepared for evaluation by our management.

On March 6, 2001, we entered in to a binding letter agreement with International Northair Mines Ltd. and Grupo Northair de Mexico, S.A. de C.V., its wholly owned Mexican subsidiary, pursuant to which International Northair has granted us the right to earn an undivided 51% interest in certain mining concessions. These concessions, known as the Lobos and Los Lobitos concessions, are located in the state of Sinaloa in Mexico.

During the 30 day period commencing March 6, 2001, both sides to the agreement are to conduct their due diligence, and we can withdraw from the letter agreement to the extent we are not satisfied with title to or the availability of surface rights of environmental conditions at the properties. International Northair may withdraw from the letter agreement if it is not reasonably satisfied that we have the financial capabilities to undertake our obligations under the letter agreement.

To earn the 51% interest, during the period commencing on March 6, 2001 and ending on or before June 30, 2004, we must:

     o fund all exploration and development costs and, to the extent that such costs are less than $1,500,000 by June 30, 2004, pay the difference to International Northair.

     o Complete certain exploration and development work (Phase One) on the concessions on or before the end of June 2001 (which will require the expenditure of approximately $150,000).

     o Maintain a separate bank account with sufficient funds to complete the Phase One work each month.

     o Pay International Northair an aggregate of $140,000 (in addition to $20,000 paid upon signing of the letter agreement), plus certain taxes, between January 2002 and January 2004.

     o    Issue  an  aggregate  of  120,000   shares  of  our  common  stock  to
          International Northair between July 1, 2001 and July 1, 2003.

Although the March 6, 2001 letter agreement is binding on all parties, the parties plan to execute a more detailed definitive option agreement.

If and when we earn the 51% interest, we will enter into a joint venture arrangement with International Northair.

We generated no revenues from operations during the three months ended January 31, 2001 and 2000. There were de minimis non-operating revenues during these periods of $976 and $222, respectively. Mine expenses increased by $74,311 (approximately 35%) from $210,649 during the three months ended January 31, 2000 to $284,960 during the three months ended January 31, 2001. The increase in mine expenses resulted primarily from mine development, longhole drilling, assaying and metallurgy. Selling, general and administrative expenses and depreciation increased by $186,499 approximately (69%) from $271,424 during the three months ended January 31, 2000 to $457,921 during the three months ended January 31,
2001. The increase in selling, general and administrative expenses and depreciation resulted primarily from an accelerated pace of operating and change of direction under new mine management. As a result, our net loss for the three months ended January 31, 2001 was $742,077, which was $260,056 more (approximately 54%) than our loss of $482,021 for the three months ended January 31, 2000.


Liquidity and Capital Resources

As of January 31, 2001, we had working capital of $412,404 compared to working capital of $152,153 as of July 31, 2000. This $260,251 increase in working capital primarily was due to an increase in capital funding. We anticipate that we will need approximately $650,000 in order to carry out our plans for the remainder of fiscal 2001, which includes the costs of administration, and mine related activities in both Colorado and Mexico. As was explained in our annual report on from 10-KSB, we are in a precarious financial condition. No assurance whatsoever can be given that we will be able to continue as a going concern or that any of our plans with respect to our gold mining properties will, to a material degree, come to fruition. Absent commencement of sustained sales of ore, in order to continue our mine program, we must obtain substantial financing. While we are seeking such financing through private placement of our shares, joint venture partners and other arrangements, there is no assurance that we will be successful.

During the three months ended January 31, 2001, we raised approximately $873,332 through the sale of common stock.


Environmental Issues


Colorado

We do not expect that environmental issues will have an adverse material effect on our liquidity or earnings. Before any mining development or mining exploration or construction of milling facilities could begin, it would be necessary to meet all environmental requirements and to satisfy the regulatory agencies in Colorado that our proposed procedures fell within the boundaries of sound environmental practice. We are bonded to insure procedures and reclamation of any areas disturbed by our current activities. In 1997, the Colorado Mined Land Reclamation Board reviewed our permit and bond and determined that an increase in the bond was necessary. At that time, we placed an additional $6,000 in escrow against any future indemnity. In the year 2000 the bond was increased for the mine and the mill. Surface drilling bonds total $12,200.

Part of the Leadville Mining District was declared a Superfund site. Several mining companies and one individual were declared defendants in a possible lawsuit. We were not named a defendant or Potential Responsible Party under CERCLA. We did respond in full detail to a lengthy questionnaire prepared by the Environmental Protection Agency ("EPA") regarding our proposed procedures and past activities in November 1990. To our knowledge, the EPA has initiated no further comments or questions.

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


Mexico

We are not aware of any significant environmental concerns or existing reclamation requirements at either the properties owned by Minera Chanate or those owned by International Northair. However, we are continuing our environmental due diligence at both locations.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

          None.


Item 2. Changes in Securities and Use of Proceeds

During the quarter ended January 31, 2001, we issued the following shares of our common stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: In November 2000, we sold an aggregate of 2,613,929 shares to twenty-six individuals for an aggregate of $680,700. In December 2000, we sold an aggregate of 569,491 shares to eight individuals for an aggregate of $161,760. In January 2001, we sold an aggregate of 225,000 shares to two individuals for an aggregate of $26,250 and issued 68,270 shares to three individuals for services for an aggregate value of $4,622.


Item 3. Defaults Upon Senior Securities

          None.


Item 4 Submission of Matters to a Vote of Security Holders

          None


Item 5. Other Information

On February 14, 2001, effective December 15, 2000, we obtained an option to purchase 100% of the issued and outstanding stock of Minera Chanate S.A. de C.V., a wholly owned subsidiary of AngloGold North America, Inc., and its affiliate, AngloGold (Jerritt Canyon) Corp. Minera Chanate's assets consist of certain exploitation and exploration concessions in the States of Sonora and Chihuahua, Mexico.

On March 6, 2001, we entered in to a binding letter agreement with International Northair Mines Ltd. and Grupo Northair de Mexico, S.A. de C.V., its wholly owned Mexican subsidiary, pursuant to which International Northair has granted us the right to earn an undivided 51% interest in certain mining concessions. These concessions, known as the Lobos and Los Lobitos concessions, are located in the state of Sinaloa in Mexico.

For more information on these two  transactions,  see "Results of Operations" in
Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 6. Exhibits and Reports on Form 8-K

10 a.    Stock Purchase Option Agreement from AngloGold.
10 b.    Letter of Intent with International Northair Mines Ltd.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                          LEADVILLE MINING & MILLING CORPORATION
                                          --------------------------------------
                                                        Registrant

                                          By:        /s/ Gifford a. Dieterle
                                             -----------------------------------
                                                     Gifford A Dieterle
                                                     President/Treasurer




Date:   March 16, 2001