Form 10QSB
period 2001-04-30
LEADVILLE MINING & MILLING CORP
filed 2001-06-15
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2001

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

                            Yes _X_          No ___

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

          Class                                  Outstanding at April 30, 2001
          -----                                  -----------------------------

Common Stock, par value                                 32,389,215 Shares
    $.001 per share

         Transitional Small Business Format (check one); Yes ___  No _X_

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals), which we consider necessary for the fair presentation of results for the three and nine months ended April 30, 2001.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2000.

The results reflected for the three and nine months ended April 30, 2001 are not necessarily indicative of the results for the entire fiscal year.

                LEADVILLE MINING AND MILLING CORP. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2001
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                        $    344,354
  Loan Receivable                                                        48,530
  Prepaid Expense                                                        63,000
  Other Current Assets                                                      889
                                                                   ------------
         Total Current Assets                                           456,773
                                                                   ------------

Property and Equipment (Net of
  Accumulated Depreciation of $363,667)                               1,341,985
                                                                   ------------

Other Assets:
  Mining Reclamation Bonds                                               47,750
  Security Deposit                                                        3,667
                                                                   ------------
         Total Other Assets                                              51,417
                                                                   ------------

Total Assets                                                       $  1,850,175
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accrued Expenses and Taxes                                       $     60,688
  Note Payable - Current Portion                                          6,380
                                                                   ------------
         Total Current Liabilities                                       67,068
                                                                   ------------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 32,389,215 Shares                                        32,389
  Capital Paid In Excess of Par Value                                13,685,112
  Deficit Accumulated in the Development Stage                      (11,934,394)
                                                                   ------------
         Total Stockholders' Equity                                   1,783,107
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  1,850,175
                                                                   ============



The accompanying notes are an integral part of the financial statements.

                LEADVILLE MINING AND MILLING CORP. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                                                              For The Period
                                             Three Months Ended                  Nine Months Ended           September 17,1982
                                                  April 30,                           April 30,                 (Inception)
                                       ------------------------------      ------------------------------            To
                                           2001              2000              2001              2000          April 30, 2001
                                       ------------      ------------      ------------      ------------    -----------------

Revenues:
  Interest Income                      $        750      $        415      $      2,186      $        881      $    713,691
  Miscellaneous                                --                --               4,769               400            31,045
                                       ------------      ------------      ------------      ------------      ------------

    Total Revenues                              750               415             6,955             1,281           744,736
                                       ------------      ------------      ------------      ------------      ------------

Costs and Expenses:
  Mine Expenses                             238,406           185,869           847,035           556,728         4,259,474
  Selling, General and
    Administrative Expenses                 303,461           309,631         1,280,365           655,378         7,915,679
  Depreciation                                  956             1,331             2,868             3,992           363,666
  Loss on Write-Off of
    Investment                                 --                --                --                --              10,000
  Loss on Joint Venture                        --                --                --                --             101,700
                                       ------------      ------------      ------------      ------------      ------------

  Total Costs and
     Expenses                               542,823           496,831         2,130,268         1,216,098        12,650,519
                                       ------------      ------------      ------------      ------------      ------------

Loss Before Provision
  For Income Taxes                         (542,073)         (496,416)       (2,123,313)       (1,214,817)      (11,905,783)

Provision For Income
  Taxes                                         877               470             1,217               810            28,611
                                       ------------      ------------      ------------      ------------      ------------

Net Loss                               $   (542,950)     $   (496,886)     $ (2,124,530)     $ (1,215,627)     $(11,934,394)
                                       ============      ============      ============      ============      ============


Net Loss Per Share                     $      (0.02)     $      (0.02)     $       (.07)     $      (0.06)
                                       ============      ============      ============      ============

Average Common Shares Outstanding        31,372,108        22,389,935        29,079,284        21,266,961
                                       ============      ============      ============      ============



The accompanying notes are an integral part of the financial statements.

                LEADVILLE MINING AND MILLING CORP. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                For The Period
                                                                  Nine Months Ended           September 17, 1982
                                                                      April 30,                  (Inception)
                                                            -----------------------------             To
                                                               2001               2000          April 30, 2001
                                                            ----------        -----------     ------------------

Cash Flow From Operating Activities:
  Net Loss                                                  $ ( 2,124,530)    $(1,215,627)       $(11,934,394)
  Adjustments to Reconcile Net Loss to
    Net Cash Used By Operating Activities:
      Depreciation                                               2,868              3,992             363,666
      Loss on Write-Off of Investment                             --                 --                10,000
      Loss From Joint Venture                                     --                 --               101,700
      Value of Common Stock Issued For Services                 19,791             77,502           1,962,025
      Compensation Portion of Options Exercised                855,663            329,422           2,303,719
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Other Current Assets              2,290               (805)               (889)
        Increase in Prepaid Expenses                           (63,000)              --               (63,000)
        (Increase) in Security Deposit                            --                 --                (3,667)
        Increase (Decrease) in Accrued Expenses
           and Taxes                                             7,174              2,439              60,688
                                                            ----------        -----------        ------------

Net Cash Used By Operating Activities                       (1,299,744)          (803,077)         (7,200,152)
                                                            ----------        -----------        ------------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                              --                 --            (1,705,650)
  Investment in Joint Venture                                     --                 --              (101,700)
  Investment in Privately Held Company                            --                 --               (10,000)
                                                            ----------        -----------        ------------

Net Cash Used By Investing Activities                             --                 --            (1,817,350)
                                                            ----------        -----------        ------------



The accompanying notes are an integral part of the financial statements.

                LEADVILLE MINING AND MILLING CORP. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


                                                                                         For The Period
                                                           Nine Months Ended           September 17, 1982
                                                                April 30,                 (Inception)
                                                      ----------------------------             To
                                                          2001              2000         April 30, 2001
                                                      -----------        ---------       --------------

Cash Flow From Financing Activities:
  Increase in Loans Receivable                        $   (33,980)       $    (660)       $   (48,530)
  Increase of Loans Payable - Officers                       --               --               18,673
  Repayment of Loans Payable - Officers                      --               --              (18,673)
  Increase in Notes Payable                                  --             11,218             11,218
  Decrease in Note Payable                                 (4,020)            --               (4,838)
  Proceeds from Sale of Common Stock                    1,639,276          787,600          9,865,769
  Commissions on Sale of Common Stock                        --               --               (5,250)
  Expenses of Initial Public Offering                        --               --             (408,763)
  Purchase of Certificate of Deposit-Restricted              --               --               (5,000)
  Purchase of Mining Reclamation Bond                      (6,600)         (24,550)           (42,750)
                                                      -----------        ---------        -----------

Net Cash Provided By Financing Activities               1,594,676          773,608          9,361,856
                                                      -----------        ---------        -----------

Increase (Decrease) In Cash and Cash Equivalents          294,932          (29,469)           344,354

Cash and Cash Equivalents - Beginning                      49,422          106,893               --
                                                      -----------        ---------        -----------

Cash and Cash Equivalents - Ending                    $   344,354        $  77,424        $   344,354
                                                      ===========        =========        ===========

Supplemental Cash Flow Information:
  Cash Paid For Interest                              $      --          $    --          $      --
                                                      ===========        =========        ===========

  Cash Paid For Income Taxes                          $     1,217        $     810        $    28,060
                                                      ===========        =========        ===========

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                          $    66,230        $  19,120        $   411,180
                                                      ===========        =========        ===========

Issuances of Common Stock as
  Payment For Expenses                                $      --          $  77,502        $   192,647
                                                      ===========        =========        ===========

Issuance of Common Stock For
  Acquisition of Property and Equipment               $      --          $    --          $     4,500
                                                      ===========        =========        ===========



The accompanying notes are an integral part of the financial statements.

                LEADVILLE MINING AND MILLING CORP. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE ENTERPRISE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2001
                                   (Unaudited)


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

NOTE 2 - Formation of Subsidiary

     On February 1, 2001 the Company formed a wholly owned subsidiary; Leadville Mining & Milling Holding Corporation for the purpose of acquiring additional mining properties.

NOTE 3 - Principals of Consideration

     The consolidated financial statements include the accounts of Leadville Mining & Milling Corporation and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Results of Operations

General

International Northair Mines Property - Sinaloa, Mexico

During the fiscal quarter ended April 30, 2001 we completed Phase I exploration drilling on the Lobos property located in Sinaloa, Mexico. The Lobos property consists of two concessions totaling over 7,000 acres (the "Lobos Program"). The Lobos Program was carried out under an option agreement with International Northair Mines Ltd. ("INM"), of Vancouver, BC (CDNX:INM) and its wholly-owned Mexican subsidiary pursuant to which we can earn a 51% interest in INM's Lobos Project. The due diligence period under that option agreement ended on April 5, 2001, and the agreement remains in full force and effect. The parties are in the process of preparing a more detailed option agreement which will be registered in Mexico.

Twenty-four reverse circulation holes totaling 2,750 feet were completed at three separate strategic locations along a mineralized corridor of at least 4000 feet in length. All 24 holes encountered gold mineralization. Based upon results from initial exploration, we have commenced additional exploration with emphasis on road building, trenching, sampling and assaying. Our current plan for additional exploration, assuming adequate funding is available, is as follows:

     1.   Cut two major new roads

     2.   Cut trenches across mineralized contacts

     3.   Sample all new mineralized outcrops.

The areas to be worked are:

     1. Cut a road west of and below, the Northwest Zone that will hopefully expose the western extension of the northwest zone, and connect the upper and lower roads (550 meters).

     2.   Cut a road  from the  upper  Northwest  Zone to the  North  Zone  (520 meters).

     3. Cut trenches from the above road across the Tfb/Tip contact (250 to 300 meters).

     4. Cut several trenches across the Northeast Zone (60 meters in 4 trenches).

Results of exploration conducted by INM indicate that the Lobos Project has a potential for containing multiple bulk tonnage gold deposits. The property contains epithermal low sulfidation gold mineralization related to rhyodacite intrusive porphyry. A large northwest-striking corridor of mineralization occurs along the southwest flank of the intrusive within a fine-grained flow banded unit that is genetically related to the intrusive. This corridor of alteration and mineralization has been mapped over a strike length of 1.8 kilometers, and has average widths of mineralization and alteration from 25 to over 100 meters consisting of multiple lenticular quartz veins, hydrothermal breccias containing gold mineralization. The zone remains open to the north. An additional strike length of 400 meters of mineralization occurs in the NW zone, oriented perpendicular to the strike of the main corridor. This brings the total to approximately 2.2 kilometers of continuous alteration and mineralization.

AngloGold Properties - Sonora, Mexico.

During the quarter ended April 30, 2001, we continued our due diligence with regards to the mineral properties located in North West Mexico owned by Minera Chanate S.A. de C.V., a wholly-owned subsidiary of AngloGold North America Inc. and AngloGold (Jerritt Canyon) Corp. We have completed our corporate and title due diligence review of Minera Chanate. We have determined that 15 of the 106 concessions should be dropped, leaving 91 concessions and close the transaction on or about June 29, 2001. We plan to exercise the option to obtain 100% of the shares of Minera Chanate S.A. de C.V. We are seeking joint venture partners to participate in the further exploration and development of the Minera Chanate concessions. These claims are in excess of 300 square miles of terrain.

During the quarter, we also continued geological evaluation of several areas within the concessions to determine whether they have open pit potential. These properties will be subject to further evaluation and possible reverse circulation ("R.C.") drilling.

El Chanate, one of the primary targets within the Minera Chanate concessions, was also subject to further economic evaluation. Scott Hazlitt, our mining project manager, conducted reserve evaluation and computer simulations together with the independent services of Mine Reserve Associates of Lakewood, Colorado. Minerals Advisory Group, LLC of Tucson, Arizona conducted mine planning and equipment. Kappes, Cassidy and Associates of Reno, Nevada is studying the metallurgy by conducting grinding studies with bottle roll and column tests for solubility on El Chanate mineral samples. The result of the grinding studies shows that the gold recovery increases significantly as grinding reduces the ore particle size.

Our evaluation of the Minera Chanate properties remains an on-going project. Upon completion of our evaluation, provided we determine that the results are satisfactory, we hope to be ready for development and subsequent production. We currently anticipate additional exploratory drilling will be conducted, assuming adequate funding is available, to expand the known deposits in addition to, in-drilling, which would expand the present drill pattern to improve drill hole density.

Leadville Colorado Properties

During the fiscal quarter ended April 30, 2001 work at our Leadville, Colorado operation consisted primarily of mine maintenance, property acquisition and geological planning for additional R.C. drilling on Breece Hill.

Two additional patented mining claims were leased. Both claims are in the immediate Hopemore/Hunter mine area. The lease agreement was for 100% of the Hamburg and 14/32 of the Spot Cash. The Hamburg is a narrow north trending fraction between the Eliza and the Black Prince claims (north of the Hunter mine). The Spot Cash is a small claim between the Highland Chief and St. Louis south of the Hamburg.

Three Months Ended April 30, 2001 Compared to Three Months Ended April 30, 2000

We generated no revenues from operations during the three months ended April 30, 2001 and 2000. There were de minimis non-operating revenues during these periods of $750 and $415, respectively. Mine expenses increased by $52,537 (approximately 28%) from $185,869 during the three months ended April 30, 2000 to $238,406 during the three months ended April 30, 2001. The increase in mine expenses resulted primarily from mine development, longhole drilling, assaying and metallurgy. Selling, general and administrative expenses and depreciation decreased by $6,545 (approximately 2.1%) from $310,962 during the three months ended April 30, 2000 to $304,417 during the three months ended January 31, 2001. As a result, our net loss for the three months ended April 30, 2001 was $542,950, which was $46,064 more (approximately 9%) than our loss of $496,886 for the three months ended April 30, 2000.

Liquidity and Capital Resources

As of April 30, 2001, we had working capital of $389,705 compared to working capital of $152,153 as of July 31, 2000. This $237,552 increase in working capital primarily was due to an increase in capital funding. We anticipate that we will need approximately $250,000 in order to carry out our plans for the remainder of fiscal 2001. Our plans include the costs of administration, and exploration related activities in both Colorado and Mexico. As was explained in our annual report on form 10-KSB, we are in a precarious financial condition. No assurance whatsoever can be given that we will be able to continue as a going concern or that any of our plans with respect to our gold properties will, to a material degree, come to fruition. In order to continue our program, we must obtain substantial financing. While we are seeking such financing through private placement of our shares, joint venture partners and other arrangements, there is no assurance that we will be successful.

In this regard, during the three months ended April 30, 2001, we raised approximately $386,995 through the sale of common stock.

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

Mexico

We are not aware of any significant environmental concerns or significant existing reclamation requirements at either the properties owned by Minera Chanate or those owned by International Northair. However, we are continuing our environmental due diligence at both locations.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended April 30, 2001, we issued the following shares of our common stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: In February 2001, we sold an aggregate of 605,769 shares to five individuals for an aggregate of $157,500. In March 2001, we sold an aggregate of 101,953 shares to six individuals for an aggregate of $24,445 and issued 350,000 shares to one individual for services for an aggregate of $132,300. In April 2001, we sold an aggregate of 1,030,789 shares to thirteen individuals for an aggregate of $205,050.

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



                                    LEADVILLE MINING & MILLING CORPORATION
                                                 Registrant



                                    By:   /s/ Gifford A.  Dieterle
                                       -------------------------------
                                          Gifford A Dieterle
                                          President/Treasurer




Date:   June 15, 2001