Form 10KSB
period 2001-07-31
LEADVILLE MINING & MILLING CORP
filed 2001-12-13
CIK 726845

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $2,969

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.16) and asked ($0.19) price of the issuer's Common Stock as of December 7, 2001, was $5,422,758, based upon the average between the closing bid and asked price (0.175) multiplied by the 30,987,188 shares of the issuer's Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

The number of shares outstanding of each of the issuer's classes of common equity as of December 7, 2001: 35,831,597

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

         Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                       LEADVILLE MINING AND MILLING CORP.
                                   Form 10-KSB
                                  July 31, 2001
Table of Contents                                                        Page
-----------------                                                        ----
Glossary                                                                 (iii)
                                     Part I

Item 1.      Description of Business.                                      1

Item 2.      Description of Properties.                                    4

Item 3.      Legal Proceedings.                                            11

Item 4.      Submission of Matters to a Vote of                            11
             Security Holders.

                                     Part II

Item 5.      Market for Common Equity and                                  12
             Related Stockholder Matters.

Item 6.      Management's Discussion and Analysis of                       13
             Financial Condition and Results of Operations.

Item 7.      Financial Statements.                                         18

Item 8.      Changes in and Disagreement with Accountants                  18
             on Accounting and Financial Disclosure.

                                    Part III

Item 9.      Directors, Executive Officers, Promoters                      19
             and Control Persons; Compliance with
             Section 16(a) of the Exchange Act.

Item 10.     Executive Compensation.                                       20

Item 11.     Security Ownership of Certain Beneficial                      22
             Owners and Management.

Item 12.     Certain Relationships and Related Transactions.               23

Item 13.     Exhibits and Reports on Form 8-K                              24

Signatures                                                                 25
Supplemental Information                                                   26
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

OPT:                          Ounces per ton.

Patented Claim:               Unpatented claim that is now privately owned
                              mineral land after a grant from the federal government.

PbSO4:                        Lead Sulfate.

Placer Claim:                 Claim on which minerals are found in sand and
                              gravel - on surface.

Positive Ore:                 Ore that is proven (same as proven).

Probable Ore:                 Inferred ore. Ore that is believed to exist, but
                              not fully proven.

Proven Ore:                   Minerals that are determined to be recoverable.

Reverse Circulation
Drilling (or R.C. Drilling):  Type of drilling using air to expel cuttings.

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

Sherrit                       Hydrometallurgical method of processing (smelting)
Gordon Process:               zinc concentrates into oxides and sulfates.

Stockwork Breccia:            Earth's crust broken by two or more sets of
                              parallel faults converging from different directions.

Silica Stope:                 Name of a mine location in the Hopemore mine.

Square Setting:               A system of timbering a tunnel or opening
                              underground to prevent cave-in.

Stockwork:                    Ore, when not in strata or in veins but in large
                              masses, so as to be worked in chambers or in large blocks.

Unpatented Claim:             Mineral land staked on public lands open to
                              appropriation by mineral location, subject to the paramount title of the federal government and maintained by timely payment of an annual fee.

ZnSO4:                        Zinc Sulfate.

                                     PART I


Item 1.  Description of Business

Leadville Mining and Milling Corp. (the "Company," "we" or "us") was incorporated in the state of Nevada in February 1982. The Company owns rights to property located in the California Mining District, Lake County, Colorado and in the State of Sonora, Mexico and is engaged in the business of exploration for gold and other minerals from these properties. During the fiscal year ended July 31, 2001, the Company actively engaged in the evaluation of these properties as well as others thought to have exploration and development potential. The future of the Company is dependent upon its ability to continue to raise funds for its exploration and development activities and, eventually, produce gold, silver, lead and/or zinc in sufficient quantities in an economically feasible manner. A description of the mining properties owned by the Company is contained in "Item
2. Description of Properties." There can be no assurance that any of our properties contain a commercially viable ore body or reserves until additional work is done and an evaluation based on such work concludes that development of and production from the ore body is technically, economically and legally feasible. None of our properties are in production, and consequently we have no operating income or cash flow

El Chanate

Effective December 15, 2000, we obtained an option from AngloGold North America Inc. to purchase from AngloGold North America Inc. and AngloGold (Jerritt Canyon) Corp. 100% of the issued and outstanding stock of Minera Chanate, S.A. de C.V., a subsidiary of those two companies. Minera Chanate's assets consisted of certain exploitation and exploration concessions in the States of Sonora, Chihuahua and Guerrero, Mexico. See "Item 2. Description of Properties."

Pursuant to the option, during calendar 2001, we provided AngloGold the funds needed to cover all rental and maintenance payments required to hold Minera Chanate's concessions (approximately $145,000).

On June 29, 2001, we exercised our option to obtain 100% of the shares of Minera Chanate, S.A. de C.V. Just prior to closing, based on the results of our due diligence, we caused Minera Chanate to drop 24 of its 106 concessions. With the approval from AngloGold under the option, we caused Minera Chanate to drop an additional 38 concessions, leaving a total of 44 concessions. As a result, the total area covered by the concessions in which Minera Chanate retains an interest is smaller than previously reported.

By December 15, 2001, we must make an additional $50,000 payment to AngloGold. As of the date of this report, we intend to make this payment and retain ownership of Minera Chanate. If we decide that we do not want to continue to own Minera Chanate, we must offer to sell the shares back to AngloGold for nominal consideration. Assuming, as anticipated, that we retain ownership of Minera Chanate, AngloGold will be entitled to receive the remainder of the purchase price by way of an ongoing percentage of net smelter returns of between 2% and 4% plus a 10% net profits interest (until the total net profits interest payment received by AngloGold equals $1,000,000). AngloGold's right to a payment of a percentage of net smelter returns and the net profits interest will terminate at such point as they aggregate $18,018,355. In accordance with the option agreement, the foregoing payments are not to be construed as royalty payments. Should the Mexican government or other jurisdiction determine that such payments are royalties, we could be subjected to and would be responsible for any withholding taxes assessed on such payments.

Under the terms of the option, we have granted AngloGold the right to designate one of its wholly-owned Mexican subsidiaries to receive a one-time option to purchase 51% of Minera Chanate. That option is exercisable over a 180 day period commencing at such time as we notify AngloGold that we have made a good faith determination that we have gold-bearing ore deposits on any one of the identified groups of Minera Chanate properties, when aggregated with any ore that we have mined, produced and sold from such properties, of in excess of 2,000,000 troy ounces of contained gold. The exercise price would equal twice our project costs on the properties during the period commencing on December 15, 2000 and ending on the date of such notice.

During fiscal 2001, the Company focused its efforts on the evaluation of its Mexican properties with particular emphasis on the El Chanate deposit. It conducted studies on the archival data pertaining to the El Chanate project. This included drilling logs, metallurgy, surface sampling, assays and maps. Independent consultants were used to evaluate exploration results and metallurgy. Management believes that the combination of existing data and analysis generally supports the existence of a gold deposit that warrants further exploration and development work. Metallurgical studies and tests also were undertaken to evaluate the potential for gold recovery using heap leach technology and showed encouraging recovery rates. These tests will continue. A 50 hole shallow definition drilling program is being prepared at El Chanate to define the gold grade to a depth of two (30 ft.) benches of the proposed open pit. Assuming adequate finding can be obtained, samples would be on five foot centers and the pulps would be tested metallurgically for gold recovery. A three hole deeper core drilling program is also planned at El Chanate. The purpose of these additional activities is to move toward the preparation, if warranted, of a feasibility study and a detailed mine plan for the El Chanate project. During fiscal 2001 our technical staff made a geological reconnaissance of Minera Chanate's other Sonoran holdings. As a result, as discussed above, a total of 62 claims were dropped.

Management believes that the capital costs to establish an open pit, heap leach mining operation at El Chanate, if economically feasible, could range from $10 to $15 million or more. Financing, if available, would be sought through bank loans or a joint venture. Normal expenditures for the next fiscal year, such as holding costs, general administration, accounting and legal are estimated to be $350,000, with exploration and related activities estimated at $500,000 . Management believes, but cannot assure, that the Company will be able to obtain funding to accomplish all projected tasks. There can be no assurance that current exploration and development work will lead to the opening of a mine at El Chanate, that any mining will be profitable or that necessary additional funding can be obtained. Assuming that the Company is able to obtain adequate funding, the continuation of the development of the El Chanate project can be maintained. (See "Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources).

Leadville

During fiscal 2001, at the Breece Hill location in Leadville, Colorado, geological studies and property acquisition continued. Preliminary results from those studies indicate the possible existence of a near surface body of gold/silver mineralization on Breece Hill and several gold/silver lode structures in the Hopemore Mine. A determination of the feasibility of development of an open pit mine on Breece Hill will require additional drilling, significant metallurgical testing and analysis, preparation of feasibility studies and mine plans, as well as an expanded land position.

Sinaloa, Mexico

In March 2001, the Company entered into a binding letter agreement with International Northair Mines Ltd. and Grupo Northair de Mexico, S.A. de C.V., its wholly owned Mexican subsidiary, pursuant to which International Northair granted the Company the right to earn an undivided 51% interest in certain mining concessions. These concessions, known as the Lobos and Los Lobitos concessions, are located in the state of Sinaloa in Mexico.

During the fiscal quarter ended April 30, 2001 we completed Phase 1 exploration drilling on the Lobos property located in Sinaloa, Mexico. Twenty-four reverse circulation holes totaling 2,750 feet were completed at three separate strategic locations along a mineralized corridor of at least 4000 feet in length. Phase II, which was completed during fiscal 2001, consisted of road cuts, trench cuts and sampling of trenches and mineralized outcrop.

Although the initial indications were promising, subsequent exploration did not match expectations and the working interest was dropped.

Company Mill

The Company has a mill situated on a 20.73-acre site in Leadville, Colorado. Construction of the mill began in 1987 and was completed in August of 1989. The mill is not in operation at this time. Milling of ore would not be required if heap leach technology were employed at the Company's property in Colorado. Operations in Mexico, if initiated would be by contract and supervised by the Company's staff or consultants.

Competition

The Company remains active in trying to identify potential exploration property acquisitions where it believes the possibility of finding ore is promising. There is intense competition in the acquisition of viable exploration and mining properties. Most of the Company's competitors are larger and have greater resources than the Company. The Company believes that there is no material competition in the sale of metallic products because prices are based upon standards established by the commodity exchange (London Metals Exchange market).

Employees

As of July 31, 2001, the Company had four full time employees, one part time employee and two consultants.

Item 2.  Description of Properties

Leadville, Colorado

The Company owns or leases the following patented mining claims (except where noted), all of which are located in California Mining District, Lake County, Colorado.


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

The Company owns or has rights to explore, develop and mine the foregoing claims as indicated. The Company has not formed any partnership regarding these claims, nor is there any associations whereby profits or expenses are to be shared. The claims are located approximately 2.5 miles northeast of the town of Leadville, Colorado by County Road. The principal acreage forms a contiguous group and is located on a prominent topographic feature known as Breece Hill. See below.

Minera Chanate Properties - Sonora, Mexico

The Company, through its subsidiary, Minera Chanate, S.A. de C.V., owns the following mining concessions, all of which are located in the State of Sonora, Republic of Mexico.

                                     Claims

 Claim Name                    Title Number         Hectares    Project Area
 ----------                    ------------         --------    ------------
 San Jose                            200718          96.0000    El Chanate
 Las dos Virgen                      184213         132.2350    El Chanate
 Rono #1                             206408          82.1902    El Chanate
 Rono #3                             198040         197.2180    El Chanate
 La Cuchilla                         196945         172.0000    El Chanate
 Elsa                                197010        2035.3996    El Chanate
 Elba                                199046         669.9594    El Chanate
 Elisa                               197138          78.4717    El Chanate
 Ema                                 199050         331.5057    El Chanate
 Ena                                 199045         190.0000    El Chanate
 Eva                                 197007         416.8961    El Chanate
 Mirsa                               198242          20.5510    El Chanate
 Mony                                196078        2159.2501    El Chanate
 Olga                                198249          60.5866    El Chanate
 Edna                                199668          24.0423    El Chanate
 Sol                                 201148           5.2093    El Antimonio
 Susy                                201149          27.6548    El Antimonio
 Susy I Fraccion 1                   202656           4.2110    El Antimonio
 Susy I Fraccion 2                   202657          29.0532    El Antimonio
 Luna                                200711           2.9402    Fl Antimonio
 Luna 1                              200674           3.0000    El Antimonio
 Elena                               201970         529.2185    El Antimonio
 Elena I                             201954         589.3471    El Antimonio
 Elena IV                            201957         371.1251    El Antimonio
 Elena VII Fraccion 1                201834           0.1302    El Antimonio
 Elena VII Fraccion 2                201835           4.0216    El Antimonio

 Elena VIII Fraccion 1               202650          27.6331    El Antimonio
 Elena VIII Fraccion 2               202649           0.0524    El Antimonio
 Bolivia                             200919          23.4235    El Aintimonio
 Elena VI                            201829         338.5172    El Antimonio
 Elena II                            201955         231.8353    El Antimonio
 Elena III                           201956          52.0000    El Antimonio
 Elena V                             201959         487.3869    El Antimonio
 Oly IV                              206527           2.8536    El Antimonio
 Oly Iil                             206971          97.1572    El Antimonio
 Luz                                 202063          21.0000    La Gloria
 Alamo                               199517          32.7710    Sierra del Alamo
 Eclipse                             200972         514.0000    Sierra del Alamo
 Chante 1 Fraccion 1                 208173          45.0116    Sierra del Alamo
 Chante 1 Fraccion 2                 208174          42.2374    Sierra del Alamo

 Sol 1                               208077           3.1954    Sierra del Alamo
 Aries I Fraccion 2                  203295         107.5471    Aries
 Aries 4                             206862          12.0656    Aries
 Paredones I                         209147          91.0000    Emisa (Aries)

 Totals owned                                      11,360.89

Hopemore Project

The Leadville mining district is located 100 miles west of Denver, Colorado in the heart of the Rocky Mountains. The weather is harsh with long winters and short summers. The Hopemore Project can be reached by paved state highway and other paved roads. Work by the Company started in 1984 with acquisition of the Comstock Hopemore Group of claims. Retimbering of the entire Hopemore shaft followed along with establishment of the new 7th level, partial rehabilitation of the other levels, several raises, the 5th level connection with the Hunter shaft, construction of a mill and the retimbering of the Hunter escape shaft.

Historically, the Company's properties were worked as separate mining areas, the Hopemore and Hunter shafts in the Ibex area. The ores were not concentrated by milling but were shipped directly to the Arkansas Valley Smelter in Leadville.

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

Ground conditions in the district generally do not allow open stopes, therefore, square setting and backfilling with waste of low-grade ore was commonly practiced. When the large ore bodies of the Hopemore were mined, zinc sulfide ore was of no value. High zinc ore was penalized at the local lead smelter, and it is believed that much of the backfill from historic operations may be high-grade zinc mineralization.

El Chanate Project

The El Chanate project is located in the State of Sonora, Mexico, 37 kilometers northeast of town of Caborca. It is accessible by paved and all weather dirt roads. Driving time from Caborca is approximately 40 minutes. Access is via the village of 16 de September.

The project is situated on the Sonora desert in a harsh, hot and windy climate, generally devoid of vegetation with the exception of cactus. The terrain is generally flat with immense, shallow basins, scattered rock outcropping and low rocky hills and ridges. The desert floor is covered by shallow, fine sediment, gravel and caliche. The main body of the known surface gold covers and irregularly shaped area of approximately 1800 feet long by 900 feet wide. Several satellite bodies on surface exist which have not been thoroughly explored. Assays on chip samples taken from trenches at these locations by the Company indicate encouraging grades of gold.

The general El Chanate mine area has been mined for gold since the early 19th century. A number of old underground workings exist characterized by narrow shafts, to a depth of several hundred feet and connecting drifts and cross cuts. No information exists regarding the amount of gold taken out; however, indications are that mining was conducted on a small scale.

                                     GEOLOGY

                                Hopemore Project

The Hopemore area has been mined from the Ibex No. 7 level. The lower host rocks of the Manitou and Dyer formations are thought to remain unexplored. Steep sulfide veins commonly control the mineralized zones. Four veins have been identified which could feed replacement mineral bodies in these underlying formations. The potential mineral bodies are massive sulfide and could contain between 25,000 to 80,000 tons each of mineralized material. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993].

Geology

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

Weston Fault Massive Sulfide

The Weston fault forms the western boundary of the down-dropped block that contains the deposits of the Black Cloud mine south and east of the Company's properties. The Black Cloud mine was operated from the early 1970's until 1998 by ASARCO, primarily for lead and zinc. The Hopemore-Hunter workings are separated from the Penn Group by the Weston fault that has had a complex history of movement. Early compressional tectonics are believed to have resulted in minor over thrusting and drag folding, possibly similar to that along the Tucson Main Fault on Iron Hill. Later normal faulting resulted in a near vertical structure with the east side down faulted. These two episodes of movement are believed to have produced two strands of the Western Fault. The ground between the two strands of the fault should have undergone good ground preparation and may contain the favorable carbonate section for massive sulfide blanket mineralization. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993].

Weston Fault Stockwork Breccia

Along the southern strike of the Weston fault zone, intersecting faults have hosted stockwork breccia zones that contain precious metals and are low in sulfides. The Antioch mine was mined for precious metals during the early part of the twentieth century, producing a siliceous gold ore contained in a broken and brecciated porphyry body between two fault strands. Another similar stockwork breccia zone is known as the South Ibex stockwork or Capital stope that contained approximately 250,000 tons of ore. There are two strands of the Weston fault on the Company's property. The strike length controlled is from 1,400-1,600 feet. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993].

                               El Chanate Project

The project area is underlain by sedimentary rocks of the Late Jurassic - Early Cretaceous Bisbee Group, and the Late Cretaceous Chanate Group, which locally are overlain by andesites of the Cretaceous El Charro volcanic complex. The sedimentary strata are locally intruded by Andesitic sills and dikes, a microporphyritic latite and by diorite stock. The sedimentary strata are comprised of mudstone, siltstone, sandstone, conglomerate, shale and limestone. Within the drilled resource area, a predecessor exploration company differentiated two units on the basis of their position relative to the Chanate fault. The upper member is an undifferentiated sequence of sandstone, conglomerate and lesser mudstone that lies above the Chanate fault and it is assigned to the Escalante Formation of the Middle Cretaceous Chanate Group. The lower member is comprised of mudstone with intercalated sandstone lenses and thin limestone interbreds; it lies below the Chanate fault and is assigned to the Arroyo Sasabe Formation of the Lower Cretaceous Bisbee Group. The Arroyo Sasabe Fm (formation) overlies the Morita Formation of the Bisbee Group. Both the Escalante and Arroyo Sasabe formations are significantly mineralized proximal to the Chanate fault, while the Morita Formation is barren.

The main structural feature of the project area is the Chanate fault, a 7km long (minimum) northwest-striking, variably southwest-dipping structure that has been interpreted to be a thrust fault. The Chanate fault is overturned (north-dipping) at surface, and is marked by brittle deformation and shearing which has created a pronounced fracture foliation and fissility in the host rocks. In drillholes the fault is often marked the presence of an andesite dike. Reports prepared by a predecessor exploration company describe the fault as consisting of a series of thrust ramps and flats; however, geologic cross sections which the Company has reviewed but did not prepare may negate this interpretation.

Alteration/Mineralization

A predecessor exploration company has defined a 600 meter long, 300 meter wide, 120 meter thick zone of alteration that is centered about the Chanate fault. The strata within this zone have been sericitized, silicified and pyritized to varying degrees. In surface outcrop the altered zone is distinguished by its bleached appearance relative to unaltered rock. The mineralized zone contains only single digit ppm levels of silver. Dense swarms of veinlets form thick, mineralized lenses, within a larger area of subeconomic but anomalous gold concentrations. Drillhole data indicates that the mineralized lenses are subhorizontal to gently southwest-dipping and are grossly parallel to the Chanate fault. The fault zone itself is only weakly mineralized, although strata in the near hangingwall and footwall are appreciably mineralized. A fluid inclusion study by an independent geologist concluded, on the basis of the high CO2 content of three phase (H2O - CO2liquid- CO2gas) inclusions, that the deposit could not have formed under pressures typical of epithermal and porphyry environments, and that quartz textures are consistent with formation at lithostatic pressures at greater than 6 kilometers depth. That study characterized the deposit as mesothermal.

Work to Date

The El Chanate property has been the site of small scale mining of high grade quartz veins (La Cuchilla mine) during the last century. Modern exploration includes a few core holes drilled by Phelps Dodge in the 1960's as part of a copper exploration program. Kennecott conducted geologic mapping and geochemical sampling in 1991 and dropped the property. A Mexican subsidiary of AngloGold explored the property intermittently between 1992 and 1997, and has conducted extensive surface geologic mapping, geochemical sampling, geophysical studies and drilling, including 11,000 meters of trenching, over 14 line-kilometers of induced polarization geophysical surveys, 61 line-kilometers of VLF-magnetometry geophysical surveys, 87 line-kilometers of enzyme leach geochemical surveys and 34,000 meters of RC drilling in 190 holes and 1080 meters of diamond drilling in 9 holes. That company also commissioned various consultant studies concerning petrography, fluid inclusions, air photo interpretation and structural analyses, and conducted some metallurgical testwork.

Further Development

As indicated above, the Company has had preliminary analysis of the deposit performed by an independent consultant, based on the drilling logs, metallurgy, results of surface sampling and assays in Minera Chanate's possession. Management believes that the results of that analysis are sufficiently encouraging that, assuming the necessary funding can be obtained, management intends to perform further exploration and development work at the El Chanate project (see the discussion below) and, if warranted, to commission the preparation of a feasibility study for a small open-pit, heap-leaching operation at El Chanate.

Our Preliminary Property Development Outline for the El Chanate Project

Assuming sufficient funding is available, the following steps are those that we currently believe are necessary at the El Chanate project as we continue to work toward making a decision about development of a mine at that project:

Confirming Drilling. Drill four or five deep core holes in the heart of the Chanate deposit to confirm existing exploration results. Drill 50 shallow RC holes to confirm the deposit grade in the upper portion of the proposed location of the pit. These holes may increase the grade as previously estimated by RC drilling. The core samples will be utilized in further metallurgical testing.

Metallurgical Testing. The test work will utilize drill core for further studies of the metallurgical recovery. It is important to know what the recoveries will be in the heart of the deposit from where initial production will come. The design of a crusher and/or grinding system and a gold recovery plant will be based on the test work.

Refined Economic Optimization Studies. Calculate engineered capital costs using contract mining and new metallurgical recovery information. Calculate operating cost estimates. Include Mexican tax considerations and labor rates as well as currency fluctuations

Mine Planning and Design of Service Facilities. Develop an engineered mine plan with detailed month by month production schedules. Mine planning will include: equipment types and sizes, bench heights and haul road design; leach pad design and site location; access road location; fuel location and storage; administration facility; maintenance shop and warehouse complex; assay laboratory; gate house and ambulance shelter; power and electrical supplies and distribution lines; water supply and distribution lines; security provisions; sewage disposal sites; propane supply; and fire protection.

Environmental and Permitting. We already own the surface over the deposit. We need to obtain mining permits from state, federal and local governments, including water permits for processing ores and electrical permits to purchase or produce our own power. We also need to establish reclamation plans.

Site Construction. If warranted, construct an open pit gold mine and facility capable of producing about 2.5 million tons per year of ore and about 50,000 ounces of gold per year at a targeted cash cost of less than $200 per ounce.

Planned Activities. Activities are planned for the fiscal year ending July 31, 2002 as indicated in Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources."

Item 3.  Legal Proceedings

The Company is not presently a party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 2001.

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

The following table sets forth the range of high and low bid quotes of the Company's Common Stock per quarter for the past two fiscal years and the first quarter of fiscal 2002 as reported by the OTC Bulletin Board (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessary represent actual transactions).

                          MARKET PRICE OF COMMON STOCK
                                            Bid
Quarter Ending                      High     and    Low
--------------                      --------------------

October 31, 2001                    0.38          0.15
July 31, 2001                       0.43          0.19
April 30, 2001                      1.03125       0.35
January 31, 2001                    1.70          0.4375
October 31, 2000                    0.85          0.40

July 31, 2000                       0.5313        0.36
April 30, 2000                      2.8125        0.3438
January 31, 2000                    1.875         0.5313
October 31, 1999                    1.2813        0.7813

     (b) Holders -- The approximate number of recordholders of the Company's Common Stock, as of December 5, 2001 amounts to 1,528 inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding is 35,831,597 as of December 5, 2001.

     (c) Dividends -- The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

During the quarter ended July 31, 2001, the Company issued the following shares of its common stock pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. The Company sold an aggregate of 716,611 shares for an aggregate of $ 136,440 to 15 persons. The Company also issued 433,772 shares to three individuals for services of $78,072.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement on Forward-Looking Statements

Some information contained in or incorporated by reference into this report on Form 10-KSB may contain "forward-looking statements," as defined in Section 21E of the Securities and Exchange Act of 1934. These statements include comments regarding exploration and mine development and construction plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms or other sources of funding, and the timing of additional tests, feasibility studies and environmental permitting. The use of any of the words "anticipate," "continue," "estimate," "expect," "may," "will," "project," "should," "believe" and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure you that these expectations will prove to be correct. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors set forth in, or incorporated by reference into, this report:

     o worldwide economic and political events affecting the supply of and demand for gold;

     o    volatility in market prices for gold and other metals;

     o financial market conditions, and the availability of debt or equity financing on terms acceptable to our company;

     o uncertainties as to whether additional drilling, testing and feasibility studies will establish reserves at any of our properties;

     o uncertainties associated with developing a new mine, including potential cost overruns and the unreliability of estimates in early states of mine development;

     o uncertainties as to title to our properties and the availability of sufficient properties to allow for planned activities in the Leadville District;

     o variations in ore grade and other characteristics affecting mining, crushing, milling and smelting operations and mineral recoveries;

     o geological, metallurgical, technical, permitting, mining and processing problems;

     o the availability and timing of acceptable arrangements for power, transportation, mine construction, contract mining, water and smelting; the availability, terms conditions and timing of required government approvals;

     o uncertainties regarding future changes in tax and foreign-investment legislation or implementation of existing tax and foreign-investment legislation;

     o    the availability of experienced employees; and

     o political instability, violence and other risks associated with operating in a country like Mexico with a developing economy.

Many of those factors are beyond our ability to control or predict. You should not unduly rely on these forward-looking statements. These statements speak only as of the date of this report on Form 10-KSB. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to our Company and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report on Form 10-K.

Fiscal 2001 Compared to Fiscal 2000

     Results of Operations

During the fiscal year ended July 31, 2001, we continued our due diligence with regards to the mineral concessions located in Northwest Mexico owned by Minera Chanate. Based upon the results of our due diligence, we dropped 62 of the 106 concessions, leaving 44 concessions. We exercised the option to obtain 100% of the shares of Minera Chanate and closed the transaction in June 2001. We are seeking joint venture partners to participate in the further exploration and development of the Minera Chanate concessions. These claims are in excess of 44 square miles of terrain.

During the year, we also continued geological evaluation of several areas within the concessions to determine whether they have open pit potential. These properties will be subject to further evaluation and possible reverse circulation ("R.C.") drilling.

El Chanate, one of the primary targets within the Minera Chanate concessions, was also subject to further economic evaluation. Scott Hazlitt, our mining project manager, conducted reserve evaluation and computer simulations together with the independent services of Mine Reserve Associates of Lakewood, Colorado. Minerals Advisory Group, LLC of Tucson, Arizona conducted mine planning and equipment. Kappes, Cassidy and Associates of Reno, Nevada is studying the metallurgy by conducting grinding studies with bottle roll and column tests for solubility on El Chanate mineral samples. The result of the grinding studies shows that the gold recovery increases significantly as grinding reduces the ore particle size. Metallurgical studies by R.D.I. of Denver, Colorado indicated encouraging gold recoveries using heap leach cyanide technology.

Our evaluation of the Minera Chanate properties remains an on-going project. Upon completion of our evaluation, provided we determine that the results are satisfactory, we hope to be ready for development and subsequent production. We currently anticipate additional exploratory drilling will be conducted, assuming adequate funding is available, to expand the known deposits in addition to, infill-drilling, which would expand the present drill pattern to improve drill hole density.

During the fiscal year ended July 31, 2001 we completed Phase I and Phase II exploration on the Lobos property located in Sinaloa, Mexico at a total cost of $ 232,378. The Lobos property consists of two concessions totaling over 7,000 acres (the "Lobos Program"). The Lobos Program was carried out under an option agreement with International Northair Mines Ltd. ("INM"), of Vancouver, BC (CDNX:INM) and its wholly-owned Mexican subsidiary pursuant to which we can earn a 51% interest in INM's Lobos Project. The Company subsequently dropped its interest in the Lobos Program.

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

The Phase #1 R.C. drilling program on Breece Hill generally covered the area occupied by the Hunter, Old Highland Chief, Highland Mary and President mines. The drill site measured 1/4 mile in length and 500 feet in width. The drill results were logged, mapped and digitized. The evaluation is continuing. The Phase #2 program followed Phase #1 after a short time interval and covered the northwest end of the Breece Hill magnetic anomaly near Adelaide Park, but also included additional drilling at the Hunter location. The Phase #2 drilling program and evaluation is also continuing. A total number of 34 R.C. holes have been drilled to date, each varying in depth from 350 to 600 feet, totaling 15,950 feet of hole. The preliminary results of drilling suggest the possible existence of a body of near surface gold/silver mineralization that may be amendable to open pit-mining methods. More information is needed before this can be confirmed.

During fiscal year 2000, the Company engaged in an effort to acquire new mineral leases on Breece Hill. This effort has been successful and is continuing. As a result, the Company was able to acquire an additional 150.5 gross acres and 63.0 net acres. This acreage was leased on a royalty basis for a period of 10 to 20 years.

The Company generated no revenues from operations during the fiscal years ended July 31, 2001 and 2000. There were de minimis non-operating revenues during these periods of $2,969 and $1,945, respectively.

Over all, costs and expenses increased by $7,888,733 (approximately 515%) from 2000 ($1,531,285) to 2001 ($9,420,018).

Mine expenses increased by $196,225 (approximately 25.0%) from 2000 ($786,360) to 2001 ($982,585). The increase in mine expenses resulted primarily from expanded work at the mine and exploration at the Mexican properties.

Selling, general and administrative expenses increased by $913,092 (approximately 176%) from 2000 ($518,018) to 2001 ($1,431,110) primarily due to an increase in the cost of raising capital.

Stock based compensation increased by $6,780,915 (3,060%) from 2000 ($221,585) to 2001 ($7,002,500) primarily due to the excess of market value of the options granted to the exercise price of the options.

As a result, the Company's net loss for 2001 was $9,418,266, which was $7,888,246 (approximately 516%) more than its 2000 loss of $1,530,020.

Liquidity and Capital Resources

As of July 31, 2001, the Company had working capital deficit of $3,301. The Company can only continue as a going concern in the event that it obtains additional capital. As noted below, management anticipates that it will need at least $10,787,500 in order to carry out its plans for fiscal 2002 which includes the costs of administration and mine related activities. To the extent that cash flow is unavailable, management intends to raise all necessary capital through the sale of its securities and/or debt financing.

Specific plans to obtain financing will most likely include bank financing and/or private placements of the Company's securities to institutions; private individuals and/or investment groups. During fiscal 2001, the Company raised approximately $1,775,716 through the sale of common stock. These investments have enabled the Company to proceed with its exploration of the El Chanate concessions and the Lobos properties and the acquisition of Minera Chanate.

Assuming that the Company is able to obtain funds, planned activities over the next year in Mexico, in order of priority, are as set forth below. Some of these activities may not be completed by July 31, 2002, the end of the Company's current fiscal year.

         Activity                     Estimated Cost
         --------                     --------------

Core Drilling and Assaying                  $200,000
Resource Estimation                          $10,000
Metallurgical Testing                        $20,000
Mine Planning                                $15,000
Process Design/Planning                      $10,000
Reserve Estimation                            $2,500
Site Layout                                   $2,500
Capital Budget Estimation                     $2,500
Operating Cost Estimation                     $2,500
Life of Mine Cash Flow Analysis               $2,500
Engineering & Holding Costs-                 $25,000
Mine Construction (El Chanate)           $10,000,000
                                       --------------
TOTAL                                    $10,292,500

Aside from the above planned activities, the Company's basic administrative capitals needs (e.g. rent, salaries, utilities, etc.) are approximately $41,000 per month ($495,000 per year). Management has been funding these basic requirements and hopes to continue to fund these requirements through the private sale of its Common Stock. During the year ended July 31, 2001, the Company obtained approximately $1,775,716 from the private sale of Common Stock.

During the fiscal year 2002 the Company needs approximately $10,787,500 in order to complete the planned projects. In the event not all funds are available, some projects could be curtailed or eliminated

There is no assurance whatsoever that the Company will generate any revenues during the fiscal year ending July 31, 2002 or that any of the Company's proposed plans to raise capital and otherwise fund operations will prove successful. The Company's inability to obtain sufficient funding will delay the Company's planned operations or, possibly, force the Company to go out of business.

Environmental Issues

Management does not expect that environmental issues will have an adverse material effect on the Company's liquidity or earnings. Before any mining development or mining exploration or construction of milling facilities could begin at the Company's Leadville properties, it was necessary to meet all environmental requirements and to satisfy the regulatory agencies in Colorado that the Company's proposed procedures fell within the boundaries of sound environmental practice. The Company is bonded to insure procedures and reclamation of any areas disturbed by the Company's activities. In 1997, the Colorado Mined Land Reclamation Board reviewed the Company's permit and bond and determined that an increase in the bond was necessary. At that time, the Company placed an additional $6,000 in escrow against any future indemnity. The Company again increased the bond by an additional $24,550 and $6,600, respectively on March 14, 2000 and July 25, 2000. The current amount of this bond is $37,150. In Mexico, we are not aware of any significant environmental concerns or existing reclamation requirements at the Minera Chanate properties. However, we will be required to obtain various environmental and related permits in order to engage in our planned activities at El Chanate. The costs and any delays associated with obtaining these required permits could have an impact on our ability to timely complete our planned activities at El Chanate and ultimately on the feasibility of opening a mine.

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

Item 7. Financial Statements.

For the Financial Statements required by Item 7 see the Financial Statements included at the end of this Form 10-KSB.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning the directors and executive officers of the Company:
                                        First
                                        Became
Name                          Age       Director     Position
----                          ---       --------     --------
Gifford A. Dieterle           69        9/22/82      President, Treasurer
                                                     & Chairman of the Board

Robert Roningen               68        9/14/93      Senior Vice President,
                                                     Secretary

Jack V. Everett               80        1/25/95      Director, Vice President -
                                                     Exploration

Roger A Newell                57        8/28/00      Director, Vice President -
                                                     Development

Jeffrey W. Pritchard          43        1/27/00      Director, Vice President -
                                                     Investor Relations

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934

To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934, except that Messrs. Dieterle, Roningen, Everett, Pritchard, Newell and Shevchenko failed to timely file Forms 4.

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

                           SUMMARY COMPENSATION TABLE

                                                                                            Long-Term Compensation
                                                                               ------------------------------------------------
                                             Annual Compensation                      Awards                    Payouts
                              --------------------------------------------     ---------------------     ----------------------
           (a)                  (b)         (c)        (d)         (e)           (f)          (g)          (h)           (i)
---------------------------   -------     -------    -------     ---------     ---------    --------     ---------     --------
                                                                 Other         Restrict-                               All Other
                                                                 Annual        ed Stock                    LTIP        Compensa
      Name and Principal                                         Compen-       Award        Options       Payouts      -tion
      Position                 Year        Salary       ($)      sation($)       ($)          SARs         ($)            (i)
---------------------------   -------     -------    -------     ---------     ---------    --------     ---------     --------
Gifford A. Dieterle            2001        96,350       -0-         -0-           -0-       2,000,00      -0-           -0-
 Chief Executive               2000        47,473       -0-         -0-           -0-       1,000,00      -0-           -0-
  Officer
 Donald W. Wilson              2000        13,368       -0-         -0-           -0-          -0-        -0-           -0-
      Chief Executive          1999        76,998       -0-         -0-           -0-          -0-        -0-           -0-
     Officer


The following table sets forth information with respect to the Company's Executive Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

  (a)                       (b)               (c)                     (d)                      (e)
-----------------------------------------------------------------------------------------------------
                                          Percent of Total
                                          Options/SARs
                          Options/        Granted to
                            SARs          Employee in            Exercise or Base          Expiration
Name                      Granted         Fiscal Year              Price ($/SH)               Date
-----------------------------------------------------------------------------------------------------
Gifford Dieterle        2,000,000            22.0%                    $.22                  11-16-03
Robert Roningen           500,000             5.5%                    $.22                  11-16-03
Jack Everett              500,000             5.5%                    $.22                  11-16-03
Horst Scherp                -0-
Jeffrey Pritchard         500,000             5.5%                    $.22                  11-16-03

     The following table sets forth information with respect to the Company's Executive Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:


         Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR
  (a)                       (b)               c)             (d)                (e)
-----------------------------------------------------------------------------------------------------
                                                                               Value of
                                                         Number of             Unexercised
                                                         Unexercised           In-the-Money
                                                         Options/SARs          Option/SARs
                         Shares                          at FY-End(#)          at FY-End(#)
                         Acquired on        Value        Exercisable/          Exercisable/
Name                     Exercise (#)       Realized     Unexercisable         Unexercisable
-----------------------------------------------------------------------------------------------------
Donald W. Wilson           -0-                -0-            500,000                -
Gifford Dieterle           -0-                -0-          3,500,000                -
Robert Roningen            -0-                -0-          1,650,000                -
Jack Everett               -0-                -0-            750,000                -
Horst Scherp               -0-                -0-             10,000                -
Jeffrey Pritchard          -0-                -0-            600,000                -

The following table sets forth information with respect to the Executive Officers concerning awards under long term incentive plans during the last fiscal year:


                                                                Estimated Future Payouts under Non-Stock
                                                                Price Based Plans
    (a)                 (b)              (c)                         (d)                    (e)              (f)
                                                                ---------------------------------------------------
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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners -- The persons set forth on the charts below are known to the Company to be the beneficial owners of more than 5% of the Company's outstanding voting Common Stock as of December 5, 2001.

     (b) Security Ownership of Management - Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management as of December 5, 2001, is set forth on the charts below.


                       Name of                    Amount & Nature
                       Beneficial                 of Beneficial              Approximate
Title of Class         Owner                      Ownership 12/5/01          Percentage(1)(2)
--------------         ----------                 -----------------          ---------------
Common Stock           Gifford A. Dieterle*        4,714,106(2)(3)                12.1%
Common Stock           Jack Everett*                 975,000(2)                    2.7%
Common Stock           Robert Roningen*            2,100,000(2)(4)                 5.6%
Common Stock           Horst Scherp*                  25,000(2)                     **
Common Stock           Jeffrey W. Pritchard*         706,354(2)                    1.9%
Common Stock           Roger A Newell*               800,000(2)                    2.2%
Common Stock           Donald W. Wilson*             701,000(2)                    1.9%
Common Stock           Richard Shevchenko          5,233,857(2)(5)                13.3%

   All Officers and
   Directors as a
   Group (7)*                                     10,021,460(2)(3)(4)             23.3%

---------------------------------
* Officer and/or Director of the Company, including Mr. Wilson who resigned as President and a Director of the Company in September 1999 and Horst Scherp, who resigned as a Director in January 2000.

**   Less than one percent.

(1)  Based upon 35,831,597 shares issued and outstanding as of December 5, 2001.

(2) For Messrs. Wilson, Dieterle, Everett, Roningen, Scherp, Pritchard, Shevchenko and Newell, includes, respectively, 500,000 shares, 3,272,727 shares, 522,727 shares, 1,622,727 shares, 20,000 shares, 600,000 shares,
     3,500,000 shares and 572,727 shares issuable upon exercise of options and/or warrants.

(3)  Includes shares owned by Mr. Dieterle's wife.

(4)  Includes shares owned by Mr. Roningen's wife.

(5)  Includes shares owned by Mr. Shevchenko's wife.


Item 12.  Certain Relationships and Related Transactions.

On November 16, 2000, the Company issued to the following members of the Board, Officers and others as compensation for services rendered during the past 12 months. These services are in the form of geology, property acquisition and leasing, public relations, administration and capital acquisition. The options are granted for a period of 3 years and are exercisable at a price of $.22 per share, except as noted. The quantities of options issued per individual are based upon their contribution to the company: Gifford Dieterle- 2,000,000 shares, Robert Roningen - 500,000, Jack V. Everett - 500,000 shares, Jeffrey Pritchard - 500,000 shares (the exercise price with regard to 127,273 options was reduced on November 26, 2001 to $.22 per share), Roger Newell - 500,000 shares (the exercise price was reduced on April 17, 2001 to $.022 per share) and Richard Shevchenko - 2,500,000 shares (the exercise price with regard to 227,273 options was reduced November 26, 2001 to $022 per share). The options are granted for a period of 3 years and are exercisable at a price of $.22 per share.

On September 13, 2000, the Company issued to Roger A. Newell an option to purchase 300,000 shares of stock at $.22 per share (this exercise price was reduced on April 17, 2001 to $.022 per share).

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

         Exhibits
         --------

          3.a     Certificate of Incorporation of Company(1)
          3.b     Amendments to Certificate of Incorporation of Company (1)
          3.c     By-Laws of Company (1)

          10.a    Mining Claims (1)
          10.b    Stock Purchase Option Agreement from AngloGold (2)
          10.c    Letter of Intent with International Northair Mines Ltd. (2)

          21.1    Subsidiaries of the Company

           (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-18 (SEC File No. 2-86160-NY) filed on or about November 10, 1983, and incorporated herein by this reference.

           (2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended January 31, 2001 filed with the Commission on or about March 16, 2001, and incorporated herein by this reference.

         Reports of Form 8-K

8-K dated July 16, 2001.  Item 2

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

                                         LEADVILLE MINING AND MILLING CORP.

                                         By: /s/   Gifford A. Dieterle, Pres.
                                             -----------------------------------
Dated: December 12, 2001                     Gifford A. Dieterle, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                  TITLE                              DATE
----------                                  -----                              ----
 /s/ Gifford A. Dieterle                    President,                         December 12, 2001
--------------------------                  Treasurer,
Gifford A. Dieterle                         Principal Financial
                                            and Accounting
                                            Officer and Chairman
                                            of the Board of Directors


/s/ Jack V. Everett                         V.P, Director                      December 12, 2001
--------------------------
Jack Everett

/s/ Robert Roningen                         Senior V.P,
-------------------                         Secretary, Director                December 12, 2001
Robert Roningen


/s/ Roger A. Newell                         Director                           December 12, 2001
--------------------------
Roger A. Newell


/s/ Jeffrey W. Pritchard                    Director                           December 12, 2001
--------------------------
Jeffrey W. Pritchard

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



                                 NOT APPLICABLE.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       FILED WITH THE ANNUAL REPORT OF THE
                             COMPANY ON FORM 10-KSB


                        FOR THE YEAR ENDED JULY 31, 2001



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

CONSOLIDATED BALANCE SHEET AS OF JULY 31, 2001, LEADVILLE MINING AND MILLING
CORP.

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2001 AND JULY 31, 2000, AND FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2001, LEADVILLE MINING AND MILLING CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2001, LEADVILLE MINING AND MILLING CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2001 AND JULY 31, 2000, AND FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2001, LEADVILLE MINING AND MILLING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors & Shareholders of
Leadville Mining and Milling Corp.

We have audited the accompanying consolidated balance sheet of Leadville Mining and Milling Corp. and subsidiaries (A Development Stage Enterprise) as of July 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended July 31, 2001 and for the period September 17, 1982 (Inception) to July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leadville Mining and Milling Corp. and subsidiaries (A Development Stage Enterprise) as of July 31, 2001 and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 31, 2001 and for the period September 17, 1982 (Inception) to July 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses through July 31, 2001 of $19,228,130 and has a working capital deficiency of $3,301 that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
December 3, 2001

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                  JULY 31, 2001


                                     ASSETS
                                     ------

     Current Assets:
       Cash                                                   $     63,920
       Loans Receivable - Related Party                             11,000
       Loans Receivable - Others                                    41,300
       Other Current Assets                                          6,316
                                                              ------------
          Total Current Assets                                     122,536
                                                              ------------

     Property and Equipment (Net of
       Accumulated Depreciation of $364,622)                     1,390,475
                                                              ------------

     Other Assets:
       Mining Reclamation Bonds                                     47,750
       Security Deposit                                              3,667
                                                              ------------
          Total Other Assets                                        51,417
                                                              ------------

     Total Assets                                             $  1,564,428
                                                              ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
       Accounts Payable                                       $     70,636
       Notes Payable                                                 5,201
       Option Payment Payable                                       50,000
                                                              ------------
          Total Current Liabilities                                125,837
                                                              ------------

     Commitments and Contingencies

     Stockholders' Equity:
       Common Stock, Par Value $.001 Per Share;
         Authorized 150,000,000 shares; Issued and
         Outstanding 33,539,597 Shares                              33,540
       Capital Paid In Excess of Par Value                      20,633,674
       Deficit Accumulated in the Development Stage            (19,228,130)
       Accumulated Other Comprehensive Income (Loss)                  (493)
                                                              ------------
          Total Stockholders' Equity                             1,438,591
                                                              ------------

     Total Liabilities and Stockholders' Equity               $  1,564,428
                                                              ============


The accompany notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                      For The Period
                                                            For The Year Ended      September 17,1982
                                                                 July 31,             (Inception)
                                                      ----------------------------        To
                                                          2001            2000       July 31, 2001
                                                      ------------    ------------   -------------
                                                                    (Unconsolidated)
     Revenues:
       Interest Income                                $      2,969    $      1,475    $    714,474
       Miscellaneous                                            --             470          26,276
                                                      ------------    ------------    ------------

         Total Revenues                                      2,969           1,945         740,750
                                                      ------------    ------------    ------------

     Costs and Expenses:
       Mine Expenses                                       982,585         786,360       4,400,624
       Selling, General and Administrative Expenses      1,431,110         518,018       6,731,314
       Stock Based Compensation                          7,002,500         221,585       8,332,009
       Depreciation                                          3,823           5,322         364,621
       Loss on Write-Off of Investment                          --              --          10,000
       Loss on Joint Venture                                    --              --         101,700
                                                      ------------    ------------    ------------

       Total Costs and Expenses                          9,420,018       1,531,285      19,940,268
                                                      ------------    ------------    ------------

     Loss Before Provision For Income Taxes             (9,417,049)     (1,529,340)    (19,199,518)

     Provision For Income Taxes                              1,217             680          28,611
                                                      ------------    ------------    ------------

     Net Loss                                         $ (9,418,266)   $ (1,530,020)   $(19,228,129)
                                                      ============    ============    ============

     Net Loss Per Share                               $      (. 31)   $       (.07)
                                                      ============    ============

     Average Common Shares Outstanding                  30,100,496      21,783,072
                                                      ============    ============


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2001

                                                                                        Deficit
                                                                                        Accumulated
                                                                        Capital Paid    In The
                                                  Common Stock          In Excess of    Development
                                               Shares       Amount      Par Value       Stage          Total
                                              ---------     ------      ---------       ------       ----------
     Balance
       September 17, 1982
       (Inception)                                  -0-     $  -0-      $     -0-       $  -0-       $      -0-

     Initial Cash
       Officers - At $.001 Per Share          1,575,000      1,575             --           --            1,575

       Other Investors -
         At $.001 Per Share                   1,045,000      1,045             --           --            1,045

     Initial - Mining Claims                         --
       Officer - At $.002 Per Share             875,000        875            759           --            1,634

     Common Stock Issued For:
       Cash At $.50 Per Share                   300,000        300        149,700           --          150,000

     Net Loss                                        --         --             --       (8,486)          (8,486)
                                              ---------     ------      ---------       ------       ----------

     Balance - July 31, 1983                  3,795,000      3,795        150,459       (8,486)         145,768

     Common Stock Issued For:
       Cash Pursuant to Initial Offering
       At $1.50 Per Share, Net of
       Offering Costs of $408,763             1,754,741      1,755      2,221,594           --        2,223,349

     Net Income                                      --         --             --       48,890           48,890
                                              ---------     ------      ---------       ------       ----------

     Balance - July 31, 1984                  5,549,741      5,550      2,372,053       40,404        2,418,007

     Net Income                                      --         --             --       18,486           18,486
                                              ---------     ------      ---------       ------       ----------

     Balance - July 31, 1985                  5,549,741      5,550      2,372,053       58,890        2,436,493

     Common Stock Issued For:
       Mineral Lease At $1.00 Per Share             100         --            100           --              100

     Net Income                                      --         --             --        4,597            4,597
                                              ---------     ------      ---------       ------       ----------

     Balance - July 31, 1986                  5,549,841      5,550      2,372,153       63,487        2,441,190

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2001

                                                                                         Deficit
                                                                                        Accumulated
                                                                        Capital Paid    In The
                                                  Common Stock          In Excess of    Development
                                               Shares       Amount      Par Value       Stage          Total
                                              ---------     ------      ---------       ------       ----------
     Net Loss                                        --      $  --      $      --      $(187,773)    $ (187,773)

     Balance - July 31, 1987                  5,549,841      5,550      2,372,153       (124,286)     2,253,417

     Common Stock Issued For:
       Services Rendered At
         $1.00 Per Share                         92,000         92         91,908             --         92,000

     Net Loss                                        --         --             --       (328,842)     (328,842)
                                              ---------     ------      ---------     ----------     ----------

     Balance - July 31, 1988                  5,641,841      5,642      2,464,061       (453,128)     2,016,575

     Net Loss                                        --         --             --       (379,852)      (379,852)
                                              ---------     ------      ---------     ----------     ----------

     Balance - July 31, 1989                  5,641,841      5,642      2,464,061       (832,980)     1,636,723

     Common Stock Issued For:
       Cash:
         At $.70 Per Share                      269,060        269        194,219             --        194,488
         At $.50 Per Share                      387,033        387        199,443             --        199,830
       Services:
         At $.50 Per Share                       68,282         68         34,073             --         34,141
       Commissions:
         At $.70 Per Share                       15,000         15           (15)             --             --

     Commissions Paid                                --         --        (2,100)             --         (2,100)

     Net Loss                                        --         --             --       (529,676)      (529,676)
                                              ---------     ------      ---------     ----------     ----------

     Balance - July 31, 1990                  6,381,216      6,381      2,889,681     (1,362,656)     1,533,406

     Common Stock Issued For:
       Cash At $.60 Per Share                   318,400        319        180,954             --        181,273

     Net Loss                                        --         --             --       (356,874)      (356,874)
                                              ---------     ------      ---------     ----------     ----------
     Balance - July 31, 1991                  6,699,616      6,700      3,070,635     (1,719,530)     1,357,805


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2001

                                                                               Deficit
                                                                             Accumulated
                                        Common Stock         Capital Paid      In The
                                   ---------------------     In Excess of    Development
                                     Shares       Amount      Par Va4lue         Stage             Total
                                   ---------      ------      ----------      -----------       ----------
     Common Stock Issued For:
       Cash:
         At $.30 Per Share           114,917      $  115      $   34,303      $        --       $   34,418
         At $.50 Per Share             2,000           2             998               --            1,000
         At $.60 Per Share            22,867          23          13,698               --           13,721
         At $.70 Per Share            10,000          10           6,990               --            7,000
         At $.80 Per Share             6,250           6           4,994               --            5,000
         At $.90 Per Share             5,444           5           4,895               --            4,900
       Services:
         At $.32 Per Share            39,360          39          12,561               --           12,600
         At $.50 Per Share            92,353          93          46,084               --           46,177
       Exercise of Options:
         At $.50 Per Share By
           Related Party             100,000         100          49,900               --           50,000

     Net Loss                             --          --              --         (307,477)        (307,477)
                                   ---------      ------      ----------      -----------       ----------
     Balance - July 31, 1992       7,092,807       7,093       3,245,058       (2,027,007)       1,225,144

     Common Stock Issued For:
       Cash:
         At $.30 Per Share           176,057      $  176      $   51,503      $        --       $   51,679
         At $.50 Per Share           140,000         140          69,964               --           70,104
         At $.60 Per Share            10,000          10           5,990               --            6,000
         At $.70 Per Share            17,000          17          11,983               --           12,000
         At $1.00 Per Share           50,000          50          49,950               --           50,000
       Services:
         At $.50 Per Share           495,556         496         272,504               --          273,000
       Commissions:
         At $.50 Per Share            20,220          20             (20)              --            --

     Commissions Paid                     --          --          (1,500)              --           (1,500)

     Net Loss                             --          --              --         (626,958)        (626,958)
                                   ---------      ------      ----------      -----------       ----------
     Balance - July 31, 1993       8,001,640       8,002       3,705,432       (2,653,965)       1,059,469


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2001

                                                                               Deficit
                                                                             Accumulated
                                        Common Stock         Capital Paid      In The
                                   ---------------------     In Excess of    Development
                                     Shares       Amount      Par Va4lue         Stage             Total
                                   ---------      ------      ----------      -----------       ----------
     Common Stock Issued For:
       Cash:
         At $.30 Per Share           249,330     $   150      $   43,489      $        --       $   43,639
         At $.50 Per Share           377,205         377         189,894               --          190,271
     Services:
         At $.30 Per Share           500,000         500         149,500               --          150,000
         At $.50 Per Share           130,000         130          71,287               --           71,417
         At $.50 Per Share
           By Related Party           56,000         156          77,844               --           78,000
         At $.70 Per Share             4,743           4           3,316               --            3,320
       Exercise of Options For
     Services:
         At $.50 Per Share            35,000          35          17,465               --           17,500
         At $.50 Per Share
          By Related Party           150,000         150          74,850               --           75,000

     Net Loss                             --          --              --         (665,909)        (665,909)
                                   ---------      ------      ----------      -----------       ----------
     Balance - July 31, 1994       9,503,918       9,504       4,333,077       (3,319,874)       1,022,707

     Common Stock Issued For:
       Cash:
         At $.30 Per Share           150,000     $   150      $   49,856      $        --       $   50,006
         At $.40 Per Share           288,200         288         115,215               --          115,503
         At $.50 Per Share           269,611         270         132,831               --          133,101
         At $.60 Per Share           120,834         121          72,379               --           72,500
         At $.70 Per Share            23,000          23          16,077               --           16,100
     Services:
         At $.40 Per Share           145,000         145          60,755               --           60,900
         At $.50 Per Share            75,000          75          34,925               --           35,000
     Exercise of Options For:
       Cash:
       At $.50 Per Share
         By Related Party            350,000         350         174,650               --          175,000
     Services:
       At $.50 Per Share              35,000          35          17,465               --           17,500

     Commissions Paid                     --          --          (1,650)              --           (1,650)

     Net Loss                             --          --              --         (426,803)        (426,803)
                                   ---------      ------      ----------      -----------       ----------
     Balance - July 31, 1995      10,960,563      10,961       5,005,580       (3,746,677)       1,269,864


The accompanying notes are an integral part of the financial statements

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2001

                                                                               Deficit
                                                                             Accumulated
                                        Common Stock         Capital Paid      In The
                                   ---------------------     In Excess of    Development
                                     Shares       Amount      Par Va4lue         Stage             Total
                                   ---------      ------      ----------      -----------       ----------
     Common Stock Issued For:
       Cash:
         At $.40 Per Share            75,972      $   76      $   30,274      $        --       $   30,350
         At $.50 Per Share           550,423         550         270,074               --          270,624
         At $.60 Per Share           146,773         147          87,853                            88,000
         At $.70 Per Share            55,722          56          38,949                            39,005
         At $.80 Per Share           110,100         110          87,890                            88,000

     Services:
         At $.40 Per Share           104,150         104          38,296               --           38,400
         At $.50 Per Share            42,010          42          20,963               --           21,005
         At $.60 Per Share             4,600           5           2,755                             2,760
         At $.70 Per Share           154,393         155         107,920                           108,075

       Commissions:
          At $.35 Per Share           23,428          23             (23)
          At $.50 Per Share           50,545          50             (50)
          At $.60 Per Share            2,000           2              (2)
          At $.70 Per Share           12,036          12             (12)

       Exercise of Options:
         Cash:
           At $.35 Per Share
             By Related Party         19,571          20           6,830                             6,850

         Services:
           At $.35 Per Share
             By  Related Party       200,429         200          69,950               --           70,150
           At $.50 Per Share          95,000          95          47,405               --           47,500

          Compensation Portion of
             Options Exercised            --          --         261,500               --          261,500

     Net Loss                             --          --              --         (956,043)        (956,043)
                                   ---------      ------      ----------      -----------       ----------
     Balance - July 31, 1996      12,607,715      12,608       6,076,152       (4,702,720)       1,386,040



The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2001

                                                                               Deficit
                                                                             Accumulated
                                        Common Stock         Capital Paid      In The
                                   ---------------------     In Excess of    Development
                                     Shares       Amount      Par Va4lue         Stage             Total
                                   ---------      ------      ----------      -----------       ----------
     Common Stock Issued For:
       Cash:
         At $.35 Per Share            50,000      $   50      $   17,450      $        --       $   17,500
         At $.40 Per Share           323,983         324         128,471               --          128,795
         At $.50 Per Share           763,881         762         381,174               --          381,936
         At $.60 Per Share            16,667          17           9,983               --           10,000
         At $.70 Per Share             7,143           7           4,993               --            5,000
         At $.80 Per Share            28,750          29          22,971               --           23,000

       Services:
         At $.50 Per Share           295,884         296         147,646               --          147,942

       Commissions:
          At $.35 Per Share           44,614          45             (45)
          At $.40 Per Share           41,993          42             (42)
          At $.50 Per Share           37,936          38             (38)

       Expense:
          At $.35 Per Share            8,888           9           3,099                             3,108
          At $.40 Per Share            9,645          10           3,848                             3,858

       Property and Equipment
           At $.60 Per Share           7,500           8           4,492                             4,500

       Exercise of Options
         Services:
           At $.35 Per Share
             By Related Party        136,301         136          47,569                            47,705

     Net Loss                             --          --              --         (805,496)        (805,496)
                                   ---------      ------      ----------      -----------       ----------
     Balance - July 31, 1997      14,380,900     $14,381      $6,847,723      $(5,508,216)      $1,353,888



The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2001

                                                                               Deficit
                                                                             Accumulated
                                        Common Stock         Capital Paid      In The
                                   ---------------------     In Excess of    Development
                                     Shares       Amount      Par Va4lue         Stage             Total
                                   ---------      ------      ----------      -----------       ----------
     Common Stock Issued For:
       Cash:
         At $.20 Per Share            10,000     $    10      $    1,990      $        --       $    2,000
         At $.25 Per Share           100,000         100          24,900               --           25,000
         At $.27 Per Share            45,516          46          12,244               --           12,290
         At $.28 Per Share           150,910         151          41,349               --           41,500
         At $.30 Per Share            60,333          60          18,040               --           18,100
         At $.31 Per Share             9,677          10           2,990               --            3,000
         At $.32 Per Share            86,750          87          27,673               --           27,760
         At $.33 Per Share           125,364         125          41,245               --           41,370
         At $.35 Per Share            75,144          75          26,225               --           26,300
         At $.38 Per Share            49,048          49          18,311               --           18,360
         At $.40 Per Share           267,500         268         106,732               --          107,000
         At $.45 Per Share            65,333          65          29,335               --           29,400
         At $.50 Per Share           611,184         610         304,907               --          305,517

     Services:
         At $.23 Per Share            48,609          49          11,131               --           11,180

     Exercise of Options:
       Services:
          At $.22 Per Share           82,436          82          18,054               --           18,136
          At $.35 Per Share          183,846         184          64,162               --           64,346

     Compensation:
          At $.22 Per Share          105,000         105          22,995               --           23,100
          At $.35 Per Share           25,000          25           8,725               --            8,750

     Commissions:
          At $.22 Per Share           67,564          68             (68)              --
          At $.35 Per Share          291,028         291            (291)              --

     Net Loss                             --          --              --         (807,181)        (807,181)
                                   ---------      ------      ----------      -----------       ----------
     Balance - July 31, 1998      16,841,142      16,841       7,628,372       (6,315,397)       1,329,816


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2001

                                                                               Deficit
                                                                             Accumulated
                                        Common Stock         Capital Paid      In The
                                   ---------------------     In Excess of    Development
                                     Shares       Amount      Par Va4lue         Stage             Total
                                   ---------      ------      ----------      -----------       ----------
     Common Stock Issued For:
       Cash:
         At $0.20 Per Share           12,500        $ 13        $  2,487       $       --        $  2,500
         At $0.22 Per Share           45,454          45           9,955               --          10,000
         At $0.25 Per Share          248,788         249          61,948               --          62,197
         At $0.27 Per Share          132,456         132          35,631               --          35,763
         At $0.28 Per Share          107,000         107          30,493               --          30,600
         At $0.29 Per Share           20,000          20           5,780               --           5,800
         At $0.30 Per Share           49,333          49          14,751               --          14,800
         At $0.32 Per Share          152,725         153          48,719               --          48,872
         At $0.33 Per Share          149,396         149          49,151               --          49,300
         At $0.35 Per Share          538,427         538         187,912               --         188,450
         At $0.40 Per Share           17,000          17           6,783               --           6,800
         At $0.50 Per Share           53,000          53          26,447               --          26,500
         At $0.55 Per Share            6,000           6           3,294               --           3,300
         At $0.65 Per Share           33,846          34          21,966               --          22,000
         At $0.68 Per Share           13,235          13           8,987               --           9,000
         At $0.70 Per Share          153,572         154         107,346               --         107,500
         At $0.90 Per Share           57,777          58          51,942               --          52,000
         At $1.00 Per Share           50,000          50          49,950               --          50,000
         At $1.10 Per Share          150,000         150         164,850               --         165,000

     Expenses:
         At $0.21 Per Share           37,376          37           7,812               --           7,849
         At $0.30 Per Share           19,450          19           5,816               --           5,835
         At $0.36 Per Share           34,722          35          12,465               --          12,500

     Commission:
         At $0.21 Per Share          158,426         158            (158)              --              --
         At $0.25 Per Share           28,244          28             (28)              --              --
         At $0.30 Per Share          132,759         133            (133)              --              --
         At $0.35 Per Share           40,000          40             (40)              --              --

     Services:                        95,238          95          19,905               --          20,000
         At $0.25 Per Share           17,000          17           4,233               --           4,250
         At $0.30 Per Share          145,941         146          43,636               --          43,782
         At $0.50 Per Share           71,808          72          35,832               --          35,904


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2001

                                                                               Deficit
                                                                             Accumulated
                                        Common Stock         Capital Paid      In The
                                   ---------------------     In Excess of    Development
                                     Shares       Amount      Par Va4lue         Stage             Total
                                   ---------      ------      ----------      -----------       ----------
     Compensation portion of
       Cash Issuances                     --     $    --      $  618,231      $        --      $   618,231

     Compensation Portion of
       Options Granted                    --          --          48,000               --           48,000

     Exercise of Options:
       Cash
         At $0.10 Per Share          510,000         510          50,490               --           51,000

     Services:
         At $0.70 Per Share          100,000         100          69,900               --           70,000

     Compensation Portion of
       Options Exercised                  --          --         256,900               --          256,900

     Net Loss                             --          --              --       (1,964,447)      (1,964,447)
                                   ---------      ------      ----------      -----------       ----------

     Balance - July 31, 1999      20,222,615      20,221       9,689,625       (8,279,844)       1,430,002

     Common Stock Issued For:
       Cash:
         At $.18 Per Share            27,778          28           4,972               --            5,000
         At $.20 Per Share           482,500         483          96,017               --           96,500
         At $.21 Per Share            47,500          47           9,953               --           10,000
         At $.22 Per Share           844,821         845         185,012               --          185,857
         At $.30 Per Share           100,000         100          29,900               --           30,000
         At $.35 Per Share           280,000         280          97,720               --           98,000
         At $.37 Per Share            56,000          56          19,944               --           20,000
         At $.38 Per Share           100,000         100          37,900               --           38,000
         At $.40 Per Share           620,000         620         247,380               --          248,000
         At $.42 Per Share            47,715          48          19,952               --           20,000
         At $.45 Per Share           182,445         182          81,918               --           82,100
         At $.50 Per Share           313,000         313         156,187               --          156,500
         At $.55 Per Share           122,778         123          67,377               --           67,500
         At $.58 Per Share            12,069          12           6,988               --            7,000

     Expenses:
         At $.20 Per Share             4,167           4             829               --              833
         At $.22 Per Share            46,091          46          10,094               --           10,140

     Compensation Portion                 --          --          94,430               --           94,430


     The accompanying notes are an integral part of the financial statements

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2001

                                                                               Deficit
                                                                             Accumulated
                                        Common Stock         Capital Paid      In The
                                   ---------------------     In Excess of    Development
                                     Shares       Amount      Par Va4lue         Stage             Total
                                   ---------      ------      ----------      -----------       ----------
     Exercise of Options:
       Services:
          At $.25 Per Share           30,000     $    30     $     7,470      $        --      $     7,500
          At $.40 Per Share           95,000          95          37,905               --           38,000
          At $.50 Per Share           25,958          26          12,954               --           12,980

     Commissions:
          At $.20 Per Share           26,750          27             (27)              --               --
          At $.22 Per Share           86,909          87             (87)              --               --

     Exercise of Options:
       Cash:
          At $.10 Per Share          100,000         100           9,900               --           10,000

     Exercise of Options:
       Services:
          At $.22 Per Share          150,000         150          32,850               --           33,000

     Stock Based Compensation             --          --         221,585               --          221,585

     Net Loss                             --          --              --       (1,530,020)      (1,530,020)
                                   ---------      ------      ----------      -----------       ----------

     Balance - July 31, 2000
       (Unconsolidated)           24,024,096      24,023      11,178,748       (9,809,864)       1,392,907

     Common Stock Issued For:
       Cash:
         At $.15 Per Share           120,000         120          17,880               --           18,000
         At $.17 Per Share            80,000          80          13,520               --           13,600
         At $.18 Per Share           249,111         249          44,591               --           44,840
         At $.19 Per Share            70,789          71          13,379               --           13,450
         At $.20 Per Share         1,322,500       1,323         261,677               --          263,000
         At $.21 Per Share            33,810          34           7,066               --            7,100
         At $.22 Per Share         2,472,591       2,473         541,497               --          543,970
         At $.23 Per Share            65,239          65          14,935               --           15,000
         At $.24 Per Share           123,337         123          29,477               --           29,600
         At $.25 Per Share           610,400         611         151,884               --          152,495
         At $.26 Per Share           625,769         626         162,074               --          162,700
         At $.27 Per Share           314,850         315          84,695               --           85,010
         At $.28 Per Share             7,143           7           1,993               --            2,000
         At $.30 Per Share            33,333          33           9,967               --           10,000
         At $.35 Per Share           271,429         272          94,728               --           95,000
         At $.38 Per Share           453,158         453         169,547               --          170,000
         At $.40 Per Share           300,000         300         119,700               --          120,000
         At $.50 Per Share            10,000          10           4,990               --            5,000


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2001

                                                                               Deficit         Accumulated
                                                                             Accumulated          Other
                                        Common Stock         Capital Paid      In The         Comprehensive
                                   ---------------------     In Excess of    Development         Income
                                     Shares       Amount      Par Va4lue         Stage            (Loss)           Total
                                   ---------      ------      ----------      -----------     -------------      ----------
     Compensation Portion:                --      $   --      $   24,000      $   --             $     --      $     24,000

     Expenses:
         At $.27 Per Share            30,000          30           8,070          --                   --             8,100

     Services:
         At $0.20 Per Share           33,850          34           6,736          --                   --             6,770
         At $0.23 Per Share           15,000          15           3,435          --                   --             3,450
         At $0.11 Per Share           87,272          87           9,513          --                   --             9,600
         At $0.34 Per Share           50,000          50          16,950          --                   --            17,000

     Compensation Portion:                --          --          21,777          --                   --            21,777

     Commission:
         At $0.11 Per Share          266,500         267            (267)         --                   --
         At $0.20 Per Share           26,150          26             (26)         --                   --
         At $0.22 Per Share           15,000          15             (15)         --                   --

     Compensation Portion:                --          --          36,595          --                   --            36,595

     Exercise of Options:
       Cash:
         At $0.02 Per Share By
           Related Party             225,000         225           4,725          --                   --             4,950
         At $0.10 Per Share          200,000         200          19,800          --                   --            20,000

     Expenses:
         At $0.02 Per Share By
           Related Party              53,270          53           1,120          --                   --             1,173

     Compensation Portion:                --          --          25,463          --                   --            25,463

     Commission:
           At $0.02 Per Share        350,000         350            (350)         --                   --                --

     Compensation Portion:                --          --         132,300          --                   --           132,300

     Commission:
           At $0.05 Per Share      1,000,000       1,000          (1,000)         --                   --                --

     Compensation Portion:                --          --         400,000          --                   --           400,000

     Compensation Portion
       of Options Granted                 --          --       7,002,500          --                   --         7,002,500


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2001

                                                                               Deficit         Accumulated
                                                                             Accumulated          Other
                                        Common Stock         Capital Paid      In The         Comprehensive
                                   ---------------------     In Excess of    Development         Income
                                     Shares       Amount      Par Va4lue         Stage            (Loss)           Total
                                   ---------      ------      ----------      -----------     -------------      ----------

     Comprehensive Loss:

     Net Loss                          --             --              --       (9,418,266)              --       (9,418,266)

     Equity Adjustment from
       Foreign Currency
       Translation                     --             --              --               --             (493)            (493)

     Total Comprehensive
       Loss                            --             --              --               --               --       (9,418,759)
                                  ----------     -------     -----------     ------------     ------------       -----------
     Balance - July 31, 2001      33,539,597     $33,540     $20,633,674     $(19,228,130)           $(493)       $1,438,591
                                  ==========     =======     ===========     ============     ============       ===========


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                             For The Period
                                                                     For The Year Ended                    September 17, 1982
                                                                          July 31,                             (Inception)
                                                             ------------------------------------                   To
                                                                 2001                  2000                   July 31, 2001
                                                             ------------         ---------------       ------------------------
                                                                      (Unconsolidated)
     Cash Flow From Operating Activities:
       Net Loss                                              $(9,418,266)            $(1,530,020)               $(19,228,130)
       Adjustments to Reconcile Net Loss to
         Net Cash Used By Operating Activities:
           Depreciation                                            3,823                   5,322                     364,621
           Loss on Write-Off of Investment                            --                      --                      10,000
           Loss From Joint Venture                                    --                      --                     101,700
           Value of Common Stock Issued For Services             686,226                 196,882                   2,747,007
           Stock Based Compensation                            7,002,500                 221,585                   8,332,009
           Changes in Operating Assets and Liabilities:
             (Increase) Decrease in Other Current Assets         (3,137)                    (714)                     (6,316)
             Increase in Security Deposit                             --                      --                      (3,667)
             Increase (Decrease) in Accounts Payable               9,315                     128                      62,829
                                                               ---------               ---------                   ---------

     Net Cash Used By Operating Activities                    (1,719,539)             (1,106,817)                 (7,619,947)
                                                               ---------               ---------                   ---------

     Cash Flow From Investing Activities:
       Purchase of Property and Equipment                             --                      --                  (1,705,650)
       Investment in Joint Venture                                    --                      --                    (101,700)
       Investment in Privately Held Company                           --                      --                     (10,000)
       Net Assets of Business Acquired (Net of Cash)             (42,130)                      --                    (42,130)
       Increase in Option Payment Payable                         50,000                      --                      50,000
                                                               ---------               ---------                   ---------
     Net Cash Used By Investing Activities                            --                      --                  (1,809,480)
                                                               ---------               ---------                   ---------


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)

                                                                                                For The Period
                                                                     For The Year Ended       September 17, 1982
                                                                          July 31,                (Inception)
                                                             -----------------------------            To
                                                                 2001              2000          July 31, 2001
                                                             -----------       -----------       ------------
                                                                      (Unconsolidated)
     Cash Flow From Financing Activities:
       Increase in Loans Receivable - Related Party          $   (11,000)      $        --       $    (11,000)
       Increase in Loans Receivable - Others                     (26,750)           (5,360)           (41,300)
       Increase in Loans Payable - Officers                           --                --             18,673
       Repayment of Loans Payable - Officers                          --                --            (18,673)
       Increase in Note Payable                                       --            11,218             11,218
       Payments of Note Payable                                   (5,199)             (818)            (6,017)
       Proceeds From Sale of Common Stock                      1,775,716         1,074,456         10,002,209
       Commissions on Sale of Common Stock                            --                --             (5,250)
       Expenses of Initial Public Offering                            --                --           (408,763)
       Purchase of Certificate of Deposit - Restricted                --                --             (5,000)
       Purchase of Mining Reclamation Bond                        (6,600)          (30,150)           (42,750)
                                                             -----------       -----------       ------------
     Net Cash Provided By Financing Activities                 1,726,167         1,049,346          9,493,347


     Increase (Decrease) In Cash                                  14,498           (57,471)            63,920

     Cash - Beginning                                             49,422           106,893                 --
                                                             -----------       -----------       ------------

     Cash - Ending                                           $    63,920       $    49,422       $     63,920
                                                             ===========       ===========       ============

     Supplemental Cash Flow Information:
       Cash Paid For Interest                                $        --       $        --                 --
                                                             ===========       ===========       ============

       Cash Paid For Income Taxes                            $     1,217       $       680       $     28,060
                                                             ===========       ===========       ============

     Non-Cash Financing Activities:
       Issuances of Common Stock as Commissions
         on Sales of Common Stock                            $    95,545       $    24,370       $    440,495
                                                             ===========       ===========       ============

       Issuance of Common Stock as Payment for Expenses      $        --       $    78,335       $    192,647
                                                             ===========       ===========       ============

       Issuance of Common Stock as Payment for Property
         and Equipment                                       $        --       $        --       $      4,500
                                                             ===========       ===========       ============


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001



NOTE 1 - Organization and Basis of Presentation

     Leadville Mining and Milling Corp. ("Leadville") was incorporated in February 1982 in the State of Nevada. Leadville owns rights to property located in the California Mining District, Lake County, Colorado and in the State of Sonora, Mexico and is engaged in the business of mining and exploration of gold and other minerals from its properties. Leadville is a development stage enterprise and has elected July 31 as its fiscal year.

     On February 1, 2001 Leadville established a wholly owned subsidiary, Leadville Mining and Milling Holding Corporation (a Nevada Corporation) ("Holding").

     Effective December 15, 2000, Leadville obtained an option from AngloGold North America Inc. to purchase from AngloGold North America Inc, and AngloGold (Jerritt Canyon) Corp. 100% of the issued and outstanding stock of Minera Chanate, S.A. de C.V., ("Minera") a subsidiary of those two companies. Minera's assets consist of certain exploitation and exploration concessions of the States of Sonora, Chihuahua and Guerrero, Mexico.

     Pursuant to the option, during fiscal 2001, Leadville provided AngloGold funds needed of approximately $145,000 to cover all rental and maintenance payments required to hold Minera's concessions.

     On June 29, 2001 Leadville exercised its option to purchase all of the stock of Minera. In addition, although it exercised such option, Leadville must make a payment of $50,000 to AngloGold pursuant to the option agreement. If such $50,000 payment is not made by December 15, 2001, Leadville must sell back to AngloGold the Minera shares for nominal consideration (see Note 3).

     Leadville and its two wholly owned subsidiaries Holding and Minera are hereafter collectively referred to as the Company.

     Under the terms of the option, Leadville has granted AngloGold the right to designate one of its wholly-owned Mexican subsidiaries to receive a one-time option to purchase 51% of Minera Chanate. That Option is exercisable over a 180 day period commencing at such time as Leadville notifies AngloGold that we have made a good faith determination that we have gold-bearing ore deposits on any one of the identified group of Minera Chanate properties, when aggregated with any ore that Leadville has mined, produced and sold from such properties, of in excess of 2,000,000 troy ounces of contained gold. The exercise price would equal twice Leadville's project costs on the properties during the period commencing on December 15, 2000 and ending on the date of such notice.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of July 31, 2001, the Company was a development stage enterprise and has incurred recurring losses aggregating $19,228,130 which raises substantial doubt about its ability to continue as a going concern. As indicated in Note 10, the Company is in the process of raising additional capital and financing. Continuation of the Company is dependent on (1) consummation of the contemplated financings, (2) achieving sufficiently profitable operations (3) subsequently maintaining adequate financing arrangements and (4) its exiting the development stage. These financial statements do not reflect any adjustments relating to the recoverability and classification of assets carrying amounts and classification of liabilities should the Company be unable to continue as a going concern.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

NOTE 2 - Summary of Significant Accounting Policies

     Principals of Consolidation

     The consolidated financial statements include the accounts of Leadville Mining and Milling Corp. and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions are eliminated in consolidation.

     Fair Value of Financial Instruments

     The carrying value of the Company's financial instruments, including cash, loans receivable, accounts payable, and notes payable approximated fair value because of the short maturity of these instruments.

     Revenue Recognition

     Revenues, if any, from sales of minerals are recognized only upon receipt of final settlement funds.

     Property and Equipment

     Property and equipment is reported at cost. It is the Company's policy to capitalize costs incurred to improve and develop the mining and milling property. General and administrative expenses are expensed as incurred.

     Depletion of mining and milling improvements will be computed at cost using the units of production method. The Company has made no provision for depletion as the mine and mill are not in the production stage. Provision is made for the depreciation of office furniture fixtures and equipment, machinery and equipment, and building. Depreciation is computed using both straight-line and accelerated methods over the estimated useful lives of the related assets which are 7 years for personal property and 32 years for real property.

     Foreign Currency Translation

     Assets and liabilities of the Company's Mexican subsidiary are translated to US dollars using the current exchange rate at the balance sheet date. Amounts on the statement of operations are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of other comprehensive income (loss).

     Comprehensive Income (Loss)

     Comprehensive income (loss) consists of accumulated foreign translation adjustments.

     Income Taxes

     The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company's assets and liabilities. An allowance is recorded, based upon currently available information, when it is more likely than not that any or all of the deferred tax assets will not be realized. The provision for income taxes includes taxes currently payable, if any, plus the net change during the year in deferred tax assets and liabilities recorded by the Company.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001


NOTE 2 - Summary of Significant Accounting Policies (Continued)

     Stock-Based Compensation

     The Company accounts for stock-based compensation to its employees using the intrinsic value method, which requires the recognition of compensation expense over the vesting period of the option when the exercise price of the stock option granted is less than the fair value of the underlying common stock. Additionally, the Company provides pro forma disclosure of net loss and loss per share as if the fair value method has been applied in measuring compensation expense for stock options granted. Stock-based compensation related to options granted to non-employees is recognized using the fair value method.

     Loss Per Share

     The computation of loss per share of common stock is computed by diving net loss for the period by the weighted average number of common shares outstanding during that period.

     Because the Company is incurring losses, the effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that on basic earnings per share.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Environmental Remediation Costs

     Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance costs, including maintenance and monitoring costs are expensed as incurred. There were no environmental remediation costs accrued at July 31, 2001.

     Reclassifications

     Certain items in these financial statements have been reclassified to conform to the current period presentation.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001


NOTE 3 - Acquisition

     On June 29, 2001, Leadville completed the acquisition of all of the issued and outstanding common stock of Minera Chanate, S.A. de C.V. ("Minera") a Mexican corporation, at an aggregate purchase price of approximately $50,000. This transaction was accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of Minera at July 31, 2001 and the consolidated statement of operations include the results of Minera operations from June 29, 2001.

     On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 2000, unaudited consolidated net loss and basic loss per share for the year ended July 31, 2000 would have been approximately, $(1,530,020) and $(.07) and for the year ended July 31, 2001 would have been approximately $(9,946,046) and $(.33) respectively. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected at the beginning of fiscal 2000.

NOTE 4 - Mining Reclamation Bonds

     These represent certificates of deposit that have been deposited as security for Mining Reclamation Bonds. They bear interest at rates varying from 5.01% to 6.64% annually and mature at various dates in 2004 and 2005

NOTE 5 - Loans Receivable - Related Party

     Loans receivable - related party consists of short-term revolving loans made by the Company to an employee who is also a director. This loan is non-interest bearing and due on demand.

NOTE 6 - Loans Receivable - Others

     Loans receivable - others consists of the following:

     WCM Capital, Inc., a publicly traded Corporation. This short-term
     revolving loan is non-interest bearing and due on demand.          $ 22,300

     South American Minerals, Inc., a publicly traded Corporation.
     This -term revolving loan is non-interest bearing and due on
     demand.                                                               4,000

     The Company made a short-term loan to an individual. It is
     non-interest and due on demand.                                      15,000
                                                                        --------
                                                                        $ 41,300
                                                                        ========

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

NOTE 7 - Property and Equipment

     Property and equipment consists of the following:

     Land                                                        $   24,364
     Building                                                        22,655
     Machinery and Equipment                                        358,230
     Mining Claims and Leasehold Improvements                       156,231
     Mill and Mining Improvements                                 1,192,658
     Office Furniture, Fixtures and Equipment                           959
                                                                 ----------
                                                                  1,755,097
     Less:  Accumulated Depreciation                                364,622
                                                                 ----------
                                                                 $1,390,475
                                                                 ==========


NOTE 8 - Stockholders' Equity

     At various stages in the Company's development, shares of common stock have been issued in exchange for the fair market value, as determined by the Board of Directors, for services received with a corresponding charge to operations, property and equipment or capital paid in excess of par value depending on the nature of the services provided.

     Common Stock Reserved For Issuance

     The following is a table with respect to common stock reserved for options as of July 31, 2001:

                                                          Options Outstanding
                                                        ------------------------
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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

NOTE 7 - Stockholders' Equity (Continued)

     Common Stock Reserved For Issuance (Continued)

                                                          Options Outstanding
                                                        ------------------------
                                                        Number of    Price Range
                                                         Shares       Per Share
                                                        --------      ---------
       Exercised:
         Services                                        (35,000)     $      .50
         Services - Related Parties                     (350,000)            .50
                                                        --------       ---------

     Outstanding - July 31, 1995                         290,000             .50

       Options Granted:
           Services - Related Parties                    600,000             .10
       Exercised:
           Cash - Related Parties                        (17,500)            .40
           Services                                      (95,000)            .50
           Services -Related Parties                    (202,500)            .35
       Expired:                                         (165,000)            .50
                                                        --------       ---------

     Outstanding - July 31, 1996                         410,000       .35 - .50

       Options Granted
           Services - Related Party                    1,545,000            .022
           Services                                       10,000             .35
       Exercised
           Service - Related Party                      (101,730)            .35
       Expired                                           (30,000)            .35
                                                        --------       ---------

     Outstanding July 31, 1997                         1,833,270             .22

       Options Granted:
           Services - Related Parties                    610,000            .022
            Services                                     755,000         .22-.40
       Exercised:
           Services                                     (720,000)        .22-.35
                                                        --------       ---------

     Outstanding - July 31, 1998                       2,478,270        .022-.40
       Options Granted:
         Services                                        100,000             .70
       Exercised:
         Services                                       (260,000)        .10-.70
         Services - Related Party                       (350,000)             --
                                                        --------       ---------

     Outstanding - July 31, 1999                       1,968,270         .10-.40

       Options Granted:
           Services - Related Parties                  2,350,000             .22
            Services                                   1,210,000         .22-.50
       Exercised:
           Services                                     (250,000)        .10-.22
                                                        --------       ---------

     Outstanding - July 31, 2000                       5,278,270        .022-.50

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001


NOTE 8 - Stockholders' Equity (Continued)

     Common Stock Reserved For Issuance (Continued)

                                                          Options Outstanding
                                                        ------------------------
                                                      Number of      Price Range
                                                       Shares         Per Share
                                                     -----------     -----------
       Options Granted:
           Services - Related Parties                  4,500,000      $ .022-.22
            Services                                   4,615,000      .022- 1.75
       Exercised:

           Services - Related Parties                   (278,270)           .022
           Services                                     (550,000)       .022-.22
           Expires                                       (10,000)            .22
                                                     -----------     -----------

     Outstanding - July 31, 2001                      13,555,000     $ .022-.175
                                                     ===========     ===========

     Stock Options

     The Company recognized approximately $7,002,500 and $221,585 of stock-based compensation expense during the years ended July 31, 2001 and 2000 respectively, relating to options granted with exercise prices below the estimated fair market value of the Company's common stock at the date of grant. The Company applies APB Opinion No. 25 and related Interpretations in accounting for these options. Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS") was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on options similar to those of the Company. The Company has adopted the disclosures-only provision of SFAS
123. Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5%; volatility factor of the expected market price of the Company's common stock of .50; and a weighted-average expected life of the option of 3 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001


NOTE 8 - Stockholders' Equity (Continued)

     Stock Options (Continued)

     Had compensation cost for stock options granted been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                Year Ended
                                                              July 31, 2001
                                                            ----------------

     Net loss- as reported                                  $   (9,418,266)
     Net loss - pro forma                                      (11,114,098)
     Loss per shares - as reported
              Basic                                         $         (.31)
     Loss per share - pro forma
              Basic                                         $         (.37)

     The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net earnings for future years.

     Authorized Common Stock

     In September 1993 the Company's shareholders approved an increase in the authorized common stock from 100,000,000 shares to 150,000,000 shares.

     Effective April 11, 1998 the Company underwent a 1 for 10 reverse split with all fractions being rounded up into new common stock.

     All references to common stock are restated to reflect the 1 for 10 reverse split.

NOTE 9 - Income Taxes

     For income tax purposes, the Company has a net operating loss carryforward ("NOL") at July 31, 2001 of approximately $9,093,000 beginning to expire in 2002 if not offset against future federal taxable income. There may be certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership.

     Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for each period as a result of the following:

                                                          Year Ended July 31,
                                                     --------------------------
                                                        2001            2000
                                                     ----------      ----------

     Computed "expected" tax benefit                 $3,091,620      $2,269,500
     Decrease in tax benefit resulting from net
       operating loss for which no benefit is
       currently available                            3,091,620       2,269,500
                                                     ----------      ----------
                                                     $       --      $       --
                                                     ==========      ==========

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

NOTE 9 - Income Taxes (Continued)

     The Company had deferred tax assets of approximately $3,091,620 at July 31, 2001 resulting primarily from net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding their future realization.


NOTE 10 - Liquidity and Going Concern Uncertainty

     The Company has incurred recurring losses amounting to $19,228,130 at July 31, 2001, and has working capital deficiency of $3,301. This raises substantial doubt about the Company's ability to continue as a going concern.

     Specific plans to obtain financing for a full scale mining and milling operation include the following:

     Private placements of the Company's securities to institutions, private individuals, mining companies, and/or investment groups. During the fiscal year ended July 31, 2001 the Company raised approximately $1,776,000 through the sales of common stock to investors.

     The Company plans to further develop its newly acquired Mexican properties.

     There is no assurance whatsoever that any of the Company's proposed plans to raise capital and otherwise fund operations will prove successful. The Company's ability to continue as a going concern is dependent upon its ability to obtain sufficient funding as discussed above and its inability to do so will delay or cease the Company's planned operations as discussed above.


NOTE 11 - Commitments and Contingencies

     Legal Proceedings

     From time to time, the Company may be named in legal actions which are incidental to the industry in which the Company operates. Currently, the Company is not a party to any legal proceedings.

     Lease Commitments - New York

     The Company entered into an operating lease for its office facility that terminates on August 31, 2002. In addition to base rent, the lease calls for payment of utilities and other occupancy costs.

     Approximate future minimum payments under this lease are as follows:

     Year Ending July 31,
          2002                                  $ 22,600
          2003                                     1,900
                                                --------
                                                $ 24,500
                                                ========

     Rent expense under this lease was approximately $21,500 and $22,600 for the years ended July 31, 2001 and 2000, respectively.