Form 10QSB
period 2001-10-31
LEADVILLE MINING & MILLING CORP
filed 2001-12-20
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

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

                              Yes _X_       No ___

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

          Class                               Outstanding at December 19, 2001
          -----                               --------------------------------
 Common Stock, par value                              35,175,548 Shares
     $.001 per share

         Transitional Small Business Format (check one); Yes ___ No _X_

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals), which we consider necessary for the fair presentation of results for the three months ended October 31, 2001.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2001.

     The results reflected for the three months ended October 31, 2001 are not necessarily indicative of the results for the entire fiscal year.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2001
                                   (Unaudited)


                                     ASSETS

   Current Assets:
     Cash                                                          $     31,847
     Loans Receivable - Related Party                                     8,000
     Loans Receivable - Others                                           42,800
     Other Current Assets                                                 9,778
                                                                   ------------
        Total Current Assets                                             92,425
                                                                   ------------

   Property and Equipment (Net of
     Accumulated Depreciation of $365,202)                            1,389,905
                                                                   ------------

   Other Assets:
     Mining Reclamation Bonds                                            47,750
     Security Deposit                                                     3,667
                                                                   ------------
        Total Other Assets                                               51,417
                                                                   ------------

   Total Assets                                                    $  1,533,747
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
     Accounts Payable                                              $    132,337
     Notes Payable                                                        4,022
     Option Payment Payable                                              50,000
                                                                   ------------
        Total Current Liabilities                                       186,359
                                                                   ------------

   Commitments and Contingencies

   Stockholders' Equity:
     Common Stock, Par Value $.001 Per Share;
       Authorized 150,000,000 shares; Issued and
       Outstanding 34,905,981 Shares                                     34,906
     Capital Paid In Excess of Par Value                             20,807,517
     Deficit Accumulated in the Development Stage                   (19,494,917)
Accumulated Other Comprehensive Income (Loss)                              (118)
                                                                   ------------
        Total Stockholders' Equity                                    1,347,388
                                                                   ------------

   Total Liabilities and Stockholders' Equity                      $  1,533,747
                                                                   ============



The accompany notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                         For The Three Months          For The Period
                                                                Ended                 September 17,1982
                                                              October 31,                (Inception)
                                                    -----------------------------            To
                                                        2001              2000        October 31, 2001
                                                    ------------      ------------    ----------------
                                                                     (Unconsolidated)
Revenues:
  Interest Income                                   $        640      $        653      $    715,114
  Miscellaneous                                             --               4,577            26,276
                                                    ------------      ------------      ------------

    Total Revenues                                           640             5,230           741,390
                                                    ------------      ------------      ------------

Costs and Expenses:
  Mine Expenses                                          152,575           323,684         4,553,199
  Selling, General and Administrative Expenses           113,891            93,373         6,845,205
  Stock Based Compensation                                  --             426,550         8,332,009
  Depreciation                                               581               956           365,202
  Loss on Write-Off of Investment                           --                --              10,000
  Loss on Joint Venture                                     --                --             101,700
                                                    ------------      ------------      ------------

  Total Costs and Expenses                               267,047           844,563        20,207,315
                                                    ------------      ------------      ------------

Loss Before Provision For Income Taxes                  (266,407)         (839,333)      (19,465,925)

Provision For Income Taxes                                   380               170            28,991
                                                    ------------      ------------      ------------

Net Loss                                            $   (266,787)     $   (839,503)     $(19,494,916)
                                                    ============      ============      ============


Net Loss Per Share                                      $( . 01)      $       (.03)
                                                    ============      ============

Average Common Shares Outstanding                     34,401,366        26,150,013
                                                    ============      ============



The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                               For the Three Months       For The Period
                                                                      Ended             September 17, 1982
                                                                    October 31,            (Inception)
                                                             ------------------------           To
                                                                2001          2000       October 31, 2001
                                                             ---------      ---------    ----------------
                                                                        (Unconsolidated)
Cash Flow From Operating Activities:
  Net Loss                                                   $(266,787)     $(839,503)     $(19,494,917)
  Adjustments to Reconcile Net Loss to
    Net Cash Used By Operating Activities:
      Depreciation                                                 581            956           365,202
      Loss on Write-Off of Investment                             --             --              10,000
      Loss From Joint Venture                                     --             --             101,700
      Value of Common Stock Issued For Services                   --           15,170         2,747,007
      Stock Based Compensation                                    --          426,550         8,332,009
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Other Current Assets             (3,462)        (6,474)           (9,778)
        Increase in Security Deposit                              --             --              (3,667)
        Increase (Decrease) in Accounts Payable                 61,701         52,296           124,530
        Other                                                      363           --                 363
                                                             ---------      ---------      ------------

Net Cash Used By Operating Activities                         (207,604)      (351,005)       (7,827,551)
                                                             ---------      ---------      ------------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                              --             --          (1,705,650)
  Investment in Joint Venture                                     --             --            (101,700)
  Investment in Privately Held Company                            --             --             (10,000)
  Net Assets of Business Acquired (Net of Cash)                   --             --             (42,130)
  Increase in Option Payment Payable                              --             --              50,000
                                                             ---------      ---------      ------------

Net Cash Used By Investing Activities                             --             --          (1,809,480)
                                                             ---------      ---------      ------------



The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


                                                              For the Three Months        For The Period
                                                                    Ended               September 17, 1982
                                                                  October 31,              (Inception)
                                                           -------------------------           To
                                                             2001            2000        October 31, 2001
                                                           ---------       ---------     ----------------
                                                                        (Unconsolidated)
Cash Flow From Financing Activities:
  Increase in Loans Receivable - Related Party             $   3,000       $    --         $     (8,000)
  Increase in Loans Receivable - Others                       (1,500)         (1,500)           (42,800)
  Increase in Loans Payable - Officers                          --              --               18,673
  Repayment of Loans Payable - Officers                         --              --              (18,673)
  Increase in Note Payable                                      --              --               11,218
  Payments of Note Payable                                    (1,179)         (1,228)            (7,196)
  Proceeds From Sale of Common Stock                         175,210         383,570         10,177,419
  Commissions on Sale of Common Stock                           --              --               (5,250)
  Expenses of Initial Public Offering                           --              --             (408,763)
  Purchase of Certificate of Deposit - Restricted               --              --               (5,000)
  Purchase of Mining Reclamation Bond                           --            (6,600)           (42,750)
                                                           ---------       ---------       ------------

Net Cash Provided By Financing Activities                    175,531         374,242          9,668,878
                                                           ---------       ---------       ------------

Increase (Decrease) In Cash                                  (32,073)         23,237             31,847

Cash - Beginning                                              63,920          49,422               --
                                                           ---------       ---------       ------------

Cash - Ending                                              $  31,847       $  72,659       $     31,847
                                                           =========       =========       ============

Supplemental Cash Flow Information:
  Cash Paid For Interest                                   $    --         $    --                 --
                                                           =========       =========       ============

  Cash Paid For Income Taxes                               $    --         $     170       $     28,060
                                                           =========       =========       ============

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                               $    --         $  58,530       $    440,495
                                                           =========       =========       ============

  Issuance of Common Stock as Payment for Expenses         $    --         $    --         $    192,647
                                                           =========       =========       ============

  Issuance of Common Stock as Payment for Property
    and Equipment                                          $    --         $    --         $      4,500
                                                           =========       =========       ============



The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001
                                   (Unaudited)


NOTE 1 - Basis of Presentation

     The consolidated financial statements include the accounts of Leadville Mining & Milling Corp. and its subsidiaries, all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated in consolidation.

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments ( which include only normal recurring adjustments) necessary to present fairly the consolidated financial position and results of operations and cash flows for the periods presented. These financial statements are unaudited and have not been reported on by independent public accountants.

     Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

     Effective December 15, 2000, Leadville obtained an option from AngloGold North America Inc. to purchase from AngloGold North America Inc., and AngloGold (Jerritt Canyon) Corp. 100% of the issued and outstanding stock of Minera Chanate, S.A. de C.V., ("Minera") a subsidiary of those two companies. Minera's assets consist of certain exploitation and exploration concessions of the States of Sonora, Chihuahua and Guerrero, Mexico.

     Pursuant to the option, during fiscal 2001, Leadville provided AngloGold funds needed of approximately $145,000 to cover all rental and maintenance payments required to hold Minera's concessions.

     On June 29, 2001 Leadville exercised its option to purchase all of the stock of Minera. In addition, although it exercised such option, Leadville must make a payment of $50,000 to AngloGold pursuant to the option agreement. If such $50,000 payment is not made by December 15, 2001, Leadville must sell back to AngloGold the Minera shares for nominal consideration. During December 2001 Leadville made the required option payment.

     Under the terms of the option, Leadville has granted AngloGold the right to designate one of its wholly-owned Mexican subsidiaries to receive a one-time option to purchase 51% of Minera Chanate. That option is exercisable over a 180 day period commencing at such time as Leadville notifies AngloGold that it has made a good faith determination that it has gold-bearing ore deposits on any one of the identified group of Minera Chanate properties, when aggregated with any ore that Leadville has mined, produced and sold from such properties, of in excess of 2,000,000 troy ounces of contained gold. The exercise price would equal twice Leadville's project costs on the properties during the period commencing on December 15, 2000 and ending on the date of such notice.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement on Forward-Looking Statements

Some information contained in or incorporated by reference into this report on Form 10-QSB may contain "forward-looking statements," as defined in Section 21E of the Securities and Exchange Act of 1934. These statements include comments regarding exploration and mine development and construction plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms or other sources of funding, and the timing of additional tests, feasibility studies and environmental permitting. The use of any of the words "anticipate," "continue," "estimate," "expect," "may," "will," "project," "should," "believe" and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure you that these expectations will prove to be correct. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors set forth in, or incorporated by reference into, this report:

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

Many of those factors are beyond our ability to control or predict. You should not unduly rely on these forward-looking statements. These statements speak only as of the date of this report on Form 10-QSB. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to our Company and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report on Form 10-QSB.

Three Months Ended October 31, 2001 compared to Three Months Ended October 31, 2000

Results of Operation

On December 14, 2001 we finalized the stock purchase to acquire all the outstanding shares of Minera Chanate S.A. de C.V. the holding company of all of AngloGold/North America's mineral concessions in Mexico by making the final requisite $50,000 payment.

During the fiscal quarter ended October 31, 2001, due diligence continued with regards to these mineral concessions located in Northwest Mexico owned by Minera Chanate. Based upon the results of our due diligence studies, we dropped 62 of the 106 concessions, leaving 44 concessions. These concessions represent in excess of 44 square miles of terrain.

During the quarter, we also conducted geological evaluation of several specific areas within the concessions to determine whether open pit potential existed. The result of these studies were negative and no further work is planned.

The El Chanate mine, one of the primary targets within the Minera Chanate concessions, was also further evaluated. Scott Hazlitt, consultant, conducted field studies and computer simulations. Metallurgical testing also continued. Results of grinding studies indicated that the gold recovery increased significantly as grinding reduced the ore particle size. Studies by Resource Development Inc., of Wheat Ridge, Colorado indicated encouraging gold recoveries using heap leach cyanide technology on minus 2 inch material. Further testing is planned.

Our evaluation of the Minera Chanate properties remains an on-going project. Upon completion of the pre-feasibility and feasibility studies and assuming that the results are satisfactory, we hope to be ready in mid 2002 for mine development followed by production. The feasibility studies indicated, will consist of primarily drilling, metallurgy, pit and plant design. The ability to conduct this operation is determined by the availability of capital. As a result, we will be seeking capital through bank bridge financing, joint venture, or private placement of our securities. We cannot assure that we will be able to secure adequate financing from any of these or other sources.

During the first fiscal quarter ended October 31, 2001 exploration continued at the Hopemore mine, in Colorado, both underground and on the surface in search of mineable gold.

At the  Hopemore  mine,  7th level  the  exploratory  drift on vein #69,  7L-428 continued in a southeasterly direction encountering gold and silver mineralization on an average 4-foot width, the length of the structure. Long hole drilling was also carried out at the terminus of the drift to test the walls and the vein ahead of the drift. The #69 vein is considered to be the feeder system to the overlaying Silica Stope, ore body. The grades to date reveal a series of small gold shoots along a generally, lower grade mineral trend. The site is presently undergoing evaluation pursuant to possible further exploration.

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

R.C. Drilling also took place on ground acquired to the west of the Hopemore Mine, in the areas of the great magnetic anomaly. Three R.C. holes were drilled within the anomaly and encountered disseminated gold/silver mineralizations at depths of 150 to 200 feet. The results were encouraging and will serve as the catalyst for further exploration.

We generated no revenues from operations during the three months ended October 31,2001 and 2000. There were de minimis non-operating revenues during the three months ended October 31, 2001 and 2000 of $640 and $5230, respectively.

Over all, costs and expense decreased by $577,516 (approximately 68.4%) from October 31, 2000 ($844,563) to October 31, 2001 ($267,047).

Mine expenses decreased by $171,109 (approximately 52.9%) from October 31, 2000 ($323,684) to October 31, 2001 ($152,575). The decrease in mine expenses resulted primarily from a limited amount of capital available to us for these purposes.

Selling, general and administrative expenses increased by $20,518 approximately (22.0%) from October 31, 2000 ($93,373) to October 31, 2001 ($113,891) primarily due to increased administrative activities.

Stock based compensation decreased 426,550 approximately (100%) from October 31, 2000 (426,550) to October 31, 2001 (0) due to a decrease in option grants.

As a result, our net loss for the three months ended October 31, 2001 was $266,787, which was $572,716 (approximately 68.2%) less than our October 31, 2000 loss of $839,503.

Liquidity and Capital Resources

As of October 31, 2001, we had a working capital deficit of ($93,934) We anticipate that we will need approximately $750,000 in order to carry out our plans for the remainder of the fiscal year ending July 31, 2002. Our plans include the costs of administration, and exploration related activities in both Colorado and Mexico. As was explained in our annual report on form 10-KSB, we are in a precarious financial condition. No assurance whatsoever can be given that we will be able to continue as a going concern or that any of our plans with respect to our gold properties will, to a material degree, come to fruition. In order to continue our program, we must obtain substantial financing. While we are seeking such financing through bank bridge financing, private placement of our shares, joint venture partners and other arrangements, there is no assurance that we will be successful.

In this regard, during the three months ended October 31, 2001, we raised approximately $175,210 through the sale of common stock.

Environmental Issues

Management does not expect that environmental issues will have an adverse material effect on our liquidity or earnings. Before any mining development or mining exploration or construction of milling facilities could begin at our Leadville properties, it was necessary to meet all environmental requirements and to satisfy the regulatory agencies in Colorado that our proposed procedures fell within the boundaries of sound environmental practice. We are bonded to insure procedures and reclamation of any areas disturbed by our activities. In 1997, the Colorado Mined Land Reclamation Board reviewed our permit and bond and determined that an increase in the bond was necessary. At that time, we placed an additional $6,000 in escrow against any future indemnity. We again increased the bond by an additional $24,550 and $6,600, respectively on March 14, 2000 and July 25, 2000. The current amount of this bond is $37,150. In Mexico, we are not aware of any significant environmental concerns or existing reclamation requirements at the Minera Chanate properties. However, we will be required to obtain various environmental and related permits in order to engage in our planned activities at El Chanate. The costs and any delays associated with obtaining these required permits could have an impact on our ability to timely complete our planned activities at El Chanate and ultimately on the feasibility of opening a mine.

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

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

          None.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended October 31, 2001, we issued the following shares of our common stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: In August 2001, we sold an aggregate of 621,667 shares to 6 individuals for an aggregate of $86,500. In September 2001, we sold an aggregate of 272,985 shares to 4 individuals for an aggregate of $33,660. In October 2001, we sold an aggregate of 471,730 shares to 6 individuals for an aggregate of $55,050.

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




Date: December 20, 2001