Form 10QSB
period 2002-01-31
LEADVILLE MINING & MILLING CORP
filed 2002-03-25
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended January 31, 2002

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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

                    Issuer's telephone number: (212) 344-2785

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [_]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                Class                              Outstanding at March 11, 2001
Common Stock, par value $.001 per share                       38,582,539


Transitional Small Business Format (check one);       Yes [_]    No  [X]

                          PART I. FINANCIAL INFORMATION




Item 1. Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals), which we consider necessary for the fair presentation of results for the three and six months ended January 31, 2002.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2001.

     The results reflected for the three and six months ended January 31, 2002 are not necessarily indicative of the results for the entire fiscal year.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2002
                                   (Unaudited)


                                     ASSETS
                                     ------

Current Assets:
  Cash and Cash Equivalents                                  $     18,039
  Loan Receivable                                                  41,560
  Other Current Assets                                              7,489
                                                             ------------

         Total Current Assets                                      67,088
                                                             ------------

Property and Equipment (Net of
  Accumulated Depreciation of $365,784)                         1,389,322
                                                             ------------

Other Assets:
  Mining Reclamation Bonds                                         47,750
  Security Deposit                                                  3,667
                                                             ------------
         Total Other Assets                                        51,417
                                                             ------------

Total Assets                                                 $  1,507,827
                                                             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accrued Expenses                                           $    326,289
  Note Payable - Current Portion                                    3,236
                                                             ------------
         Total Current Liabilities                                329,525
                                                             ------------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 37,509,638 Shares                                  37,510
  Capital Paid In Excess of Par Value                          20,907,013
  Deficit Accumulated in the Development Stage                (19,765,129)
  Accumulated Other Comprehensive Income (Loss)                    (1,092)
                                                             ------------
         Total Stockholders' Equity                             1,178,302
                                                             ------------

Total Liabilities and Stockholders' Equity                   $  1,507,827
                                                             ============


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                        For The Period
                                                                                                       September 17,1982
                                                                                                         (Inception)
                                               Three Months Ended              Six Months Ended               To
                                                  January 31,                     January 31,          January 31, 2002
                                         ----------------------------    ----------------------------  ----------------
                                             2002            2001            2002            2001
                                         ------------    ------------    ------------    ------------
Revenues:
  Interest Income                        $        393    $        784    $      1,033    $      1,436    $    715,507
  Miscellaneous                                    --             192              --           4,769          26,276
                                         ------------    ------------    ------------    ------------    ------------

    Total Revenues                                393             976           1,033           6,205         741,783
                                         ------------    ------------    ------------    ------------    ------------

Costs and Expenses:
  Mine Expenses                               122,156         284,960         274,731         608,629       4,675,355
  Selling, General and Administrative
    Expenses                                  146,767         456,967         260,658         253,541       6,991,972
  Stock Based Compensation                         --              --              --         723,363       8,332,009
  Depreciation                                    582             956           1,163           1,912         365,784
  Loss on Write-Off of Investment                  --              --              --              --          10,000
  Loss on Joint Venture                            --              --              --              --         101,700
                                         ------------    ------------    ------------    ------------    ------------

  Total Costs and Expenses                    269,505         742,883         536,552       1,587,445      20,476,820
                                         ------------    ------------    ------------    ------------    ------------

Loss Before Provision For Income Taxes       (269,112)       (741,907)       (535,519)     (1,581,240)    (19,735,037)

Provision For Income Taxes                      1,100             170           1,480             340          30,092
                                         ------------    ------------    ------------    ------------    ------------

Net Loss                                 $   (270,212)   $   (742,077)   $   (536,999)   $ (1,581,580)   $(19,765,129)
                                         ============    ============    ============    ============    ============

Net Loss Per Share                       $      (0.01)   $      (0.03)   $      (0.02)   $      (0.06)
                                         ============    ============    ============    ============

Average Common Shares Outstanding          36,467,592      29,715,732      35,434,479      27,932,873
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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                 For The Period
                                                         Six Months Ended      September 17, 1982
                                                            January 31,            (Inception)
                                                      -----------------------           To
                                                        2002          2001      January 31, 2002
                                                      ---------    -----------  ----------------
Cash Flow From Operating Activities:
  Net Loss                                            $(536,999)   $(1,581,580)   $(19,765,129)
  Adjustments to Reconcile Net Loss to
    Net Cash Used By Operating Activities:
      Depreciation                                        1,163          1,912         365,784
      Loss on Write-Off of Investment                        --             --          10,000
      Loss From Joint Venture                                --             --         101,700
      Value of Common Stock Issued For Services              --         19,791       2,747,007
      Stock Based Compensation                               --        723,363       8,332,009
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Other Current Assets      (1,173)         1,017          (7,489)
        (Increase) in Prepaid Expenses                       --        (63,000)             --
        (Increase) in Security Deposit                       --             --          (3,667)
        Increase in Accrued Expenses                    255,653          8,600         326,289
        Other                                             1,404             --         (11,323)
                                                      ---------    -----------    ------------

Net Cash Used By Operating Activities                  (279,952)      (889,897)     (7,904,819)
                                                      ---------    -----------    ------------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                         --             --      (1,705,650)
  Investment in Joint Venture                                --             --        (101,700)
  Investment in Privately Held Company                       --             --         (10,000)
  Net Assets of Business Acquired (Net of Cash)              --             --         (42,130)
  Increase in Option Payment Payable                         --             --          50,000
  Payment of Option Payment Payable                     (50,000)            --         (50,000)
                                                      ---------    -----------    ------------

Net Cash Used By Investing Activities                   (50,000)            --      (1,859,480)
                                                      ---------    -----------    ------------

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


                                                                             For The Period
                                                      Six Months Ended      September 17, 1982
                                                         January 31,             (Inception)
                                                   ------------------------          To
                                                     2002          2001      January 31, 2002
                                                   ---------    -----------  ----------------
Cash Flow From Financing Activities:
  Decrease in Loans Receivable - Related Portion   $  11,000    $        --    $         --
  Increase in Loans Receivable                           260        (16,730)        (41,300)
  Increase in Loans Payable - Officers                    --             --          18,673
  Repayment of Loans Payable - Officers                   --             --         (18,673)
  Increase in Note Payable                                --             --          11,218
  Payments of Notes Payable                           (1,965)            --          (9,161)
  Decrease in Loan Payable                                --         (2,823)         (3,641)
  Proceeds From Sale of Common Stock                 274,776      1,252,281      10,276,985
  Commissions on Sale of Common Stock                     --             --          (5,250)
  Expenses of Initial Public Offering                     --             --        (408,763)
  Purchase of Certificate of Deposit-Restricted           --             --           5,000
  Purchase of Mining Reclamation Bond                     --         (6,600)        (42,750)
                                                   ---------    -----------    ------------

Net Cash Provided By Financing Activities            284,071      1,226,128       9,782,338
                                                   ---------    -----------    ------------

Increase (Decrease) In Cash and Cash Equivalents     (45,881)       336,231          18,039

Cash and Cash Equivalents - Beginning                 63,920         49,422              --
                                                   ---------    -----------    ------------

Cash and Cash Equivalents - Ending                 $  18,039    $   385,653    $     18,039
                                                   =========    ===========    ============

Supplemental Cash Flow Information:
  Cash Paid For Interest                           $      --    $        --    $         --
                                                   =========    ===========    ============

  Cash Paid For Income Taxes                       $   1,440    $       340    $     29,160
                                                   =========    ===========    ============

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                       $   8,000    $    58,530    $    448,495
                                                   =========    ===========    ============

Issuance of Common Stock as Payment for Expenses   $      --    $        --    $    192,647
                                                   =========    ===========    ============

Issuance of Common Stock as Payment for Property
  and Equipment                                    $      --    $        --    $      4,500
                                                   =========    ===========    ============


The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002
                                   (Unaudited)


NOTE 1 - Basis of Presentation

     The consolidated financial statements include the accounts of Leadville Mining & Milling Corp. ("Leadville") and its subsidiaries, all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002
                                   (Unaudited)


NOTE 2 - Subsequent Events

     On February 23, 2002, Minera Santa Rita S. de R.L. de C.V., one of our wholly-owned Mexican subsidiaries, entered into a joint venture agreement with Grupo Minero FG S.A. de C.V. to explore, evaluate and develop certain mining exploitation concessions currently owned by Minera Chanate S.A. de C.V., another of our wholly-owned Mexican subsidiaries. The concessions are located in the Municipality of Altar in the State of Sonora, Mexico. Grupo Minero FG S.A. de C.V., referred to as FG, is a private Mexican company that owns and operates the La Colorada open-pit gold mine outside of Hermosillo in Sonora, Mexico. FG also is involved in road construction and maintenance for the federal and Sonoran government.

     Pursuant to the agreement, the venture will be conducted in five phases. The first two phases will entail continued exploration and evaluation of the mining potential of lots in the concessions. Phase two will culminate with a feasibility study. The parties anticipate that phase one will cost approximately $330,000 and be completed by November 1, 2002 and that phase two will cost approximately $350,000 and be completed by March 1, 2003. Phase three consists of FG's contribution to the venture of mining equipment sufficient to develop the lots pursuant to the feasibility study. Phase three will occur only if the parties determine to continue and they are able to obtain outside funding for phase four. The Company is unable to estimate phase four costs at this time. Phase four involves the building of an access road, the acquisition of water extraction rights and the drilling and equipping of water wells. Phase five entails exploitation, processing and sale of minerals on a commercial scale.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002
                                   (Unaudited)



NOTE 2 - Subsequent Events (Continued)

     Pursuant to the agreement, FG has paid the Company $75,000 to participate in the venture. It will contribute an additional $75,000 towards the first phase of the venture for which it will receive a 30% interest in the venture. The balance of the costs for phase one and the costs for phase two will be split equally between the parties. As mentioned above, phase four will be funded from outside sources. Phase five funding will be provided by the parties in proportion to their respective interests in the venture.

     FG's percentage of the venture can increase to 45%. It will increase to 31% upon completion of phase one; 33% upon completion of phase two; 37% upon it contribution of equipment in phase three; 40% upon completion of phase four; and 45% upon attaining optimal levels of production in phase five. Optimal levels of production will be determined by agreement of the parties.

          The venture is terminable, among other things, if:

               o    its purpose is concluded or can no longer be obtained;

               o    it experiences continued non-profitability;

               o the parties elect to terminate it at a meeting of the parties;

               o    it loses 2/3 of its assets; or

               o the parties fail to obtain the requisite financing to fund phase four by September 1, 2003.

     If FG determined that it does not want to continue to participate in the venture after the parties agree to commence phase two, or it cannot provide its share of the funding for Phase two, Santa Rita has a 45 day option to purchase FG's interest in the venture for $127,500. If Santa Rita does not exercise this option within the 45 day period and pay the purchase price within 15 days thereafter, FG may sell its interest to another party.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002
                                   (Unaudited)




NOTE 2 - Subsequent Events (Continued)

     If additional contributions are needed as determined by a meeting of the parties, the parties have 30 days to elect whether they will make these contributions and an additional 15 days to make their contribution. To the extent that a party, referred to as the waiving party, does not want to pay its share or does not pay its share, the other party can make the payment and the waiving party's percentage interest in the venture will be diluted proportionately plus 10%. The waiving party can reacquire its lost interest by repaying the amount previously not paid plus a 25% penalty. These dilution provisions do not apply to Santa Rita unless and until FG has contributed $600,000 to the venture. FG can be diluted any time on or after the date it acquires its initial 30% interest.

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

     o uncertainties as to title to our properties and the availability of sufficient properties to allow for planned activities in Mexico or the Leadville District;

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

Results of Operation

During the fiscal quarter ended January 31, 2002, we focused attention on the mining exploitation concessions that we acquired from AngloGold in Sonora, Mexico. We continued geological evaluation of these concessions and negotiated a joint venture arrangement with Grupo Minero FG S.A. de C.V. in Hermosillo to explore, evaluate and develop certain of these concessions. As a result of these negotiations, we entered into a joint venture agreement with Grupo Minero on February 23, 2002. For more information on this agreement, see Part II. Item 5. "Other Information" below.

During the period, we released back to the Mexican government all the properties not deemed adequately mineralized to justify holding. We believe that we will greatly reduce our bi-annual taxes by turning back these properties.

We continued exploration of the properties in Mexico during the quarter. Mine Reserve Associates, Inc. of Wheat Ridge, Colorado together with our geologists and engineers continue the evaluation of the Chanate deposit and preparing a preliminary mine plan. Metallurgical studies by cyanide leach are underway by R.D.I. of Denver, Colorado to determine processing technology and gold recovery system. Our Mexican counsel and accounting firm are continuing their efforts with respect to financial and corporate matters. In January 2001, our field crews examined a number of oxide mineral prospects in Sonora, Mexico on the Minera Chanate property. Geological evaluation of the field data did not indicate the existence of commercial grades of gold and properties were dropped.

Activities in Leadville, Colorado remain temporarily suspended. The properties are in a state of care and maintenance. Further drilling is planned to offset drill hole #34 during the summer 2002, funds permitting.

Revenues.

We generated no revenues from operations during the three months ended January 31, 2002 and 2001. There were de minimis non-operating revenues during the six months ended January 31, 2002 and 2001 of $1,033 and $6,205, respectively.

Costs and Expenses.

Over all, costs and expense during the three months ended January 31, 2002 ($269,505) decreased by $473,328 (approximately 63.7 %) from the three months ended January 31, 2001 ($742,883). Over all, costs and expense during the six months ended January 31, 2002 ($536,552) decreased by $1,050,893 (approximately 66.2%) from the six months ended January 31, 2001 ($1,587,445).

Mine expenses during the three months ended January 31, 2002 ($122,156) decreased by $162,804 (approximately 57.1%) from the three months ended January 31, 2001 ($284,960). We believe that the decrease in mine expenses resulted primarily from lack of available capital. Mine expenses during the six months ended January 31, 2002 ($274,731) decreased by $333,898 (approximately 54.9%) from the six months ended January 31, 2001 ($ 608,629). We believe that the decrease in mine expenses also resulted primarily from lack of available capital.

Selling, general and administrative expenses during the three months ended January 31, 2002 ($146,767) decreased by $310,200 (approximately 67.9%) from the three months ended January 31, 2001 ($456,967). We believe that the decreased was due to lack of available capital. Selling, general and administrative expenses during the six months ended January 31, 2002 ($260,658) increased by $7,117 (approximately 2.8%) from the six months ended January 31, 2001 ($253,541). We believe that the increased was de minimums.

There was no stock based compensation during the three month ended January 31, 2002 and period ended January 31, 2001. Stock based compensation decreased $723,363 approximately (100%) during the six month period ended January 31, 2002 ($ 0) from the six month period ended January 31, 2001 ($723,363).

Net Loss.

As a result, our net loss for the three months ended January 31, 2002 was $270,212, which was $471,805 (approximately 63.4%) less than our $742,077 loss for the three months ended January 31, 2001. Our net loss for the six months ended January 31, 2002 was $536,999, which was $1,044,581 (approximately 66%) less than our $1,581,580 loss for the six months ended January 31, 2001.

Liquidity and Capital Resources

As of January 31, 2002, we had a working capital deficit of ($262,437). We anticipate that we will need approximately $300,000 in order to carry out our plans for the next 12 months. Our plans include the costs of administration, and exploration related activities in both Colorado and Mexico. As was explained in our annual report on form 10-KSB, we are in a precarious financial condition. No assurance whatsoever can be given that we will be able to continue as a going concern or that any of our plans with respect to our gold properties will, to a material degree, come to fruition. In order to continue our program, we must obtain substantial financing. While we are seeking such financing through bank bridge financing, private placement of our shares, joint venture partners and other arrangements, there is no assurance that we will be successful.

In this regard, as discussed in Item 5 of Part II below, in February 23, 2001, we entered into a joint venture agreement with Grupo Minero FG S.A. de C.V. in Hermosillo to explore, evaluate and develop certain of our Mexican properties. Pursuant to this agreement, Grupo Minero paid us $75,000 to enter the venture, will contribute an additional $75,000 towards the first phase of the venture and, if the venture proceeds, will contribute mining equipment and pay its proportionate share of the expenses.

In addition, during the three months ended January 31, 2001, we raised approximately $102,100 through the sale of common stock.

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

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

          None.

Item 2. Changes in Securities

During the quarter ended January 31, 2002, we issued the following shares of our common stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: In November 2001, we sold an aggregate of 195,455 shares to four individuals for an aggregate of $23,000. In December 2001, we sold an aggregate of 1,713,638 shares to 11 individuals for an aggregate of $50,300. In January 2002, we sold an aggregate of 625,000 shares to three individuals for an aggregate of $28,800.

Item 3. Defaults Upon Senior Securities

          None.

Item 4 Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

On February 23, 2002, Minera Santa Rita S. de R.L. de C.V., one of our wholly-owned Mexican affiliates, entered into a joint venture agreement with Grupo Minero FG S.A. de C.V. to explore, evaluate and develop certain mining exploitation concessions currently owned by Minera Chanate S.A. de C.V., another of our wholly-owned Mexican affiliates. The concessions are located in the Municipality of Altar in the State of Sonora, Mexico. Grupo Minero FG S.A. de C.V., referred to as FG, is a private Mexican company that owns and operates the La Colorada open-pit gold mine outside of Hermosillo in Sonora, Mexico. FG also is involved in road construction and maintenance for the Sonoran government.

Pursuant to the agreement, the venture will be conducted in five phases. The first two phases will entail continued exploration and evaluation of the mining potential of lots in the concessions. Phase two will culminate with a feasibility study. The parties anticipate that phase one will cost approximately $330,000 and be completed by November 1, 2002 and that phase two will cost approximately $350,000 and be completed by March 1, 2003. Phase three consists of FG's contribution to the venture of mining equipment sufficient to develop the lots pursuant to the feasibility study. Phase three will occur only if the parties determine to continue and they are able to obtain outside funding for phase four. We are unable to estimate phase four costs at this time Phase four involves the building of an access road, the acquisition of water extraction rights and the drilling and equipping of water wells. Phase five entails exploitation, processing and sale of minerals on a commercial scale.

Pursuant to the agreement, FG has paid us $75,000 to participate in the venture. It will contribute an additional $75,000 towards the first phase of the venture for which it will receive a 30% interest in the venture. The balance of the costs for phase one and the costs for phases two will be split equally between the parties. As mentioned above, phase four will be funded from outside sources. Phase five funding will be provided by the parties in proportion to their respective interests in the venture.

FG's percentage of the venture can increase to 45%. It will increase to 31% upon completion of phase one; 33% upon completion of phase two; 37% upon its contribution of equipment in phase three; 40% upon completion of phase four; and 45% upon attaining optimal levels of production in phase five. Optimal levels of productions will be determined by agreement of the parties.

The venture is terminable, among other things, if:

     o    its purpose is concluded or can no longer be obtained;

     o    it experiences continued non-profitability;

     o    the parties elect to terminate it at a meeting of the parties;

     o    it loses 2/3 of its assets; or

     o the parties fail to obtain the requisite financing to fund phase four by September 1, 2003.

If FG determined that it does not want to continue to participate in the venture after the parties agree to commence phase two, or it cannot provide its share of the funding for Phase two, Santa Rita has a 45 day option to purchase FG's interest in the venture for $127,500. If Santa Rita does not exercise this option within the 45 day period and pay the purchase price within 15 days thereafter, FG may sell its interest to another party.

If additional contributions are needed as determined by a meeting of the parties, the parties have 30 days to elect whether they will make these contributions and an additional 15 days to make their contribution. To the extent that a party, referred to as the waiving party, does not want to pay its share or does not pay its share, the other party can make the payment and the waiving party's percentage interest in the venture will be diluted proportionately plus 10%. The waiving party can reacquire its lost interest by repaying the amount previously not paid plus a 25% penalty. These dilution provisions do not apply to Santa Rita unless and until FG has contributed $600,000 to the venture. FG can be diluted any time on or after the date it acquires its initial 30% interest.

Item 6. Exhibits and Reports on Form 8-K

10.a Agreement between Santa Rita and Grupo Minero FG.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        LEADVILLE MINING & MILLING CORPORATION
                                                      Registrant


                                        By: /s/ Gifford A. Dieterle
                                           --------------------------
                                            Gifford A Dieterle
                                            President/Treasurer



Date: March 22, 2002