Form 10QSB
period 2002-04-30
LEADVILLE MINING & MILLING CORP
filed 2002-06-20
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002

                                       OR

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______________ to

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

                                 Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                 Class                            Outstanding at June 17, 2002
---------------------------------------           ----------------------------

Common Stock, par value $.001 per share                     40,005,039

Transitional Small Business Format (check one); Yes |_| No |X|

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals), which we consider necessary for the fair presentation of results for the three and six months ended April 30, 2002.

      Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2001.

      The results reflected for the three and six months ended April 30, 2002 are not necessarily indicative of the results for the entire fiscal year.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2002
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                        $    500,462
  Loan Receivable - Related Parties                                      12,260
  Loan Receivable - Others                                               31,611
  Other Current Assets                                                   13,763
  Due from Sale of Subsidiary                                         1,492,131
                                                                   ------------
         Total Current Assets                                         2,050,227
                                                                   ------------

Property and Equipment (Net of
  Accumulated Depreciation of $366,365)                               1,388,788
                                                                   ------------

Other Assets:
  Mining Reclamation Bonds                                               47,750
  Security Deposit                                                       13,265
                                                                   ------------
         Total Other Assets                                              61,015
                                                                   ------------

Total Assets                                                       $  3,500,030
                                                                   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accrued Expenses                                                 $    413,051
  Note Payable - Current Portion                                          2,057
                                                                   ------------
         Total Current Liabilities                                      415,108
                                                                   ------------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 39,869,441 Shares                                        39,869
  Capital Paid In Excess of Par Value                                21,582,896
  Deficit Accumulated in the Development Stage                      (18,537,101)
  Accumulated Other Comprehensive Income (Loss)                            (742)
                                                                   ------------
         Total Stockholders' Equity                                   3,084,922
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  3,500,030
                                                                   ============

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)





                                                                                                               For The Period
                                                 Three Months Ended               Nine Months Ended           September 17,1982
                                                       April 30,                        April 30,                (Inception)
                                             ----------------------------      ----------------------------           To
                                                 2002            2001             2002            2001         April 30, 2002
                                             -----------     ------------      -----------     ------------   -----------------
Revenues:
  Interest Income                            $     4,452     $        750      $     5,485     $      2,186      $    719,959
  Miscellaneous                                      115               --              115            4,769            26,391
  Gain on Sale of Subsidiary                   1,947,215               --        1,947,215               --         1,947,215
  Gain on Sale of Property and Equipment          83,638               --           83,638               --            83,638
                                             -----------     ------------      -----------     ------------      ------------

    Total Revenues                             2,035,420              750        2,036,453            6,955         2,777,203
                                             -----------     ------------      -----------     ------------      ------------

Costs and Expenses:
  Mine Expenses                                  243,315          238,406          518,045          847,035         4,918,670
  Selling, General and Administrative
    Expenses                                     174,491          181,161          435,149          434,702         7,166,463
  Stock Based Compensation                       388,027          122,300          388,027          845,663         8,720,036
  Depreciation                                       582              956            1,745            2,868           366,366
  Loss on Write-Off of Investment                     --               --               --               --            10,000
  Loss on Joint Venture                               --               --               --               --           101,700
                                             -----------     ------------      -----------     ------------      ------------

  Total Costs and Expenses                       806,415          542,823        1,342,966        2,130,268        21,283,235
                                             -----------     ------------      -----------     ------------      ------------

Income (Loss) Before Provision For
  Income Taxes                                 1,229,005         (542,073)         693,487       (2,123,313)      (18,506,032)

Provision For Income Taxes                           977              877            2,457            1,217            31,069
                                             -----------     ------------      -----------     ------------      ------------

Net Income (Loss)                            $ 1,228,028     $   (542,950)     $   691,030     $ (2,124,530)     $(18,537,101)
                                             ===========     ============      ===========     ============      ============

Net Income (Loss) Per Share                  $       0.03    $      (0.02)     $      0.02     $      (0.07)
                                             ============    ============      ===========     ============

Average Common Shares Outstanding             38,818,308       31,372,108       36,562,422       29,079,284
                                             ============    ============      ===========     ============

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                           For The Period
                                                               Nine Months Ended         September 17, 1982
                                                                   April 30,                 (Inception)
                                                          ----------------------------           To
                                                              2002             2001        April 30, 2002
                                                          -----------      -----------   ------------------
Cash Flow From Operating Activities:
  Net Income (Loss)                                       $   691,030      $(2,124,530)     $(18,537,101)
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash Provided (Used) By Operating Activities:
      Depreciation                                              1,745            2,868           366,366
      Loss on Write-Off of Investment                              --               --            10,000
      Loss From Joint Venture                                      --               --           101,700
      Value of Common Stock Issued For Services                    --           19,791         2,747,007
      Stock Based Compensation                                388,027          855,663         8,720,036
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Other Current Assets            (7,447)           2,290           (13,763)
        (Increase) in Prepaid Expenses                             --          (63,000)               --
        (Increase) in Security Deposit                         (9,598)              --           (13,265)
        Increase in Accrued Expenses                          342,415            7,174           413,051
        Other                                                    (308)              --            (8,114)
                                                          -----------      -----------      ------------

Net Cash Provided (Used) By Operating Activities            1,405,864       (1,299,744)       (6,214,083)
                                                          -----------      -----------      ------------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                               --               --        (1,705,650)
  Investment in Joint Venture                                      --               --          (101,700)
  Investment in Privately Held Company                             --               --           (10,000)
  Net Assets of Business Acquired (Net of Cash)                    --               --           (42,130)
  Increase in Option Payment Payable                               --               --            50,000
  Payment of Option Payment Payable                           (50,000)              --           (50,000)
  Due from Sale of Subsidiary                              (1,492,131)              --        (1,492,131)
                                                          -----------      -----------      ------------

Net Cash Used By Investing Activities                      (1,542,131)              --        (3,351,611)
                                                          -----------      -----------      ------------

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                    For The Period
                                                        Nine Months Ended         September 17, 1982
                                                             April 30,                (Inception)
                                                     ------------------------             To
                                                        2002          2001          April 30, 2002
                                                     ---------      ---------     ------------------
Cash Flow From Financing Activities:
  (Increase) Decrease in Loans Receivable -
    Related Parties                                  $  (1,260)     $        --      $    (12,260)
  Increase in Loans Receivable - Other                   9,689          (33,980)          (31,611)
  Increase in Loans Payable - Officers                      --               --            18,673
  Repayment of Loans Payable - Officers                     --               --           (18,673)
  Increase in Note Payable                                  --               --            11,218
  Payments of Notes Payable                             (3,144)              --            (9,161)
  Decrease in Loan Payable                                  --           (4,020)               --
  Proceeds From Sale of Common Stock                   567,524        1,639,276        10,569,733
  Commissions on Sale of Common Stock                       --               --            (5,250)
  Expenses of Initial Public Offering                       --               --          (408,763)
  Purchase of Certificate of Deposit-Restricted             --               --            (5,000)
  Purchase of Mining Reclamation Bond                       --           (6,600)          (42,750)
                                                     ---------      -----------      ------------

Net Cash Provided By Financing Activities              572,809        1,594,676        10,066,156
                                                     ---------      -----------      ------------

Increase In Cash and Cash Equivalents                  436,542          294,932           500,462

Cash and Cash Equivalents - Beginning                   63,920           49,422                --
                                                     ---------      -----------      ------------

Cash and Cash Equivalents - Ending                   $ 500,462      $   344,354      $    500,462
                                                     =========      ===========      ============

Supplemental Cash Flow Information:
  Cash Paid For Interest                             $      --      $        --      $         --
                                                     =========      ===========      ============

  Cash Paid For Income Taxes                         $   1,440      $     1,217      $     29,160
                                                     =========      ===========      ============

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                         $   8,000      $    66,230      $    448,495
                                                     =========      ===========      ============

Issuance of Common Stock as Payment for Expenses     $      --      $        --      $    192,647
                                                     =========      ===========      ============

Issuance of Common Stock as Payment for Property
  and Equipment                                      $      --      $        --      $      4,500
                                                     =========      ===========      ============

The accompanying notes ar an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002
                                   (Unaudited)

NOTE 1 - Basis of Presentation

            The consolidated financial statements include the accounts of Leadville Mining & Milling Corp. ("Leadville") and its subsidiaries, all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated in consolidation.

            In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position and results of operations and cash flows for the periods presented. These financial statements are unaudited and have not been reported on by independent public accountants.

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

            Under the terms of the option, Leadville has granted AngloGold the right to designate one of its wholly-owned Mexican subsidiaries to receive a one-time option to purchase 51% of Minera Chanate. That option is exerciseable over a 180 day period commencing at such time as Leadville notifies AngloGold that we have made a good faith determination that we have gold-bearing ore deposits on any one of the identified group of Minera Chanate properties, when aggregated with any ore that Leadville has mined, produced and sold from such properties, of in excess of 2,000,000 troy ounces of contained gold. The exercise price would equal twice Leadville's project costs on the properties during the period commencing on December 15, 2000 and ending on the date of such notice.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002
                                   (Unaudited)

NOTE 2 - Commitments and Contingencies

            On February 23, 2002, Minera Santa Rita S. de R.L. de C.V., one of our wholly-owned Mexican subsidiaries, entered into a joint venture agreement with Grupo Minero FG S.A. de C.V. to explore, evaluate and develop certain mining exploitation concessions formerly owned by Minera Chanate S.A. de C.V. (see Note 3), another of our wholly-owned Mexican subsidiaries. The concessions are located in the Municipality of Altar in the State of Sonora, Mexico. Grupo Minero FG S.A. de C.V., referred to as FG, is a private Mexican company that owns and operates the La Colorada open-pit gold mine outside of Hermosillo in Sonora, Mexico. FG also is involved in road construction and maintenance for the Sonoran government.

            Pursuant to the agreement, the venture will be conducted in five phases. The first two phases will entail continued exploration and evaluation of the mining potential of lots in the concessions. Phase two will culminate with a feasibility study. The parties anticipate that phase one will cost approximately $330,000 and be completed by November 1, 2002 and that phase two will cost approximately $350,000 and be completed by March 1, 2003. Phase three consists of FG's contribution to the venture of mining equipment sufficient to develop the lots pursuant to the feasibility study. Phase three will occur only if the parties determine to continue and they are able to obtain outside funding for phase four. We are unable to estimate phase four costs at this time. Phase four involves the building of an access road, the acquisition of water extraction rights and the drilling and equipping of water wells. Phase five entails exploitation, processing and sale of minerals on a commercial scale.

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

            The venture is terminable, among other things, if:

                  o     its purpose is concluded or can no longer be obtained;
                  o     it experiences continued non-profitability;
                  o the parties elect to terminate it at a meeting of the parties;
                  o     it loses 2/3 of its assets;
                  o the parties fail to obtain the requisite financing to fund phase four by September 1, 2003; or
                  o Santa Rita fails to enter into an agreement with Minera Chanate or its transferee by March 15, 2002 to permit Santa Rita to exploit the lots in the concessions.

                       LEADVILLE MINING AND MILLING CORP.
                         (A DEVELOPMENT STAGE ENTERPRISE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002
                                   (Unaudited)

NOTE 2 - Commitments and Contingencies (Continued)

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

NOTE 3 - Sale of Subsidiary Stock

            On March 20, 2002, the Company sold all of the issued and outstanding shares of stock of its wholly-owned subsidiary, Minera Chanate S.A. de C.V. ("Minera Chanate"), to an unaffiliated party for a purchase price of $2,131,616, payable in three installments. We received the first installment of $639,485 less commissions of $51,159 in March 2002. A second payment of $497,377 less commissions of $14,336, plus interest at the rate of 4.5% per annum, is due and payable on or before August 9, 2002. A third payment of $994,754 less commissions of $82,565, plus interest at the rate of 4.5% per annum, is due and payable on or before December 9, 2002. Any portions of the second and third installments not timely paid will accrue interest at the rate of 7% per annum. Payment of the balance of the purchase price is secured by the stock of Minera Chanate. In connection with the above transaction the Company recognized a gain of $1,947,215.

            During March 2002, prior to the sale of Minera Chanate and pursuant to the Grupo Minero joint venture agreement, Minera Chanate, in a series of transactions, transferred all of its surface land and mining claims to Oro de Altar S. de R.L. de C.V. ("Ora"), another of our wholly-owned subsidiaries.

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

      o financial market conditions, and the availability of debt or equity financing on terms acceptable to us;

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

Many of those factors are beyond our ability to control or predict. You should not unduly rely on these forward-looking statements. These statements speak only as of the date of this report on Form 10-QSB. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report on Form 10-QSB.

Results of Operation

Revenues.

We generated no revenues from mining operations during the three months ended April 30, 2002 and 2001. There were de minimis non-operating revenues during the nine months ended April 30, 2002 and 2001 of $5,600 and $1,281, respectively.

We recognized gains on the sale of the subsidiary and the sale of property and equipment of $1,947,215 and $83,638 respectively.

Costs and Expenses.

Over all, costs and expenses during the three months ended April 30, 2002 ($806,415) increased by $309,584 (approximately 62.3%) from the three months ended April 30, 2001 ($496,831). Over all, costs and expenses during the nine months ended April 30, 2002 ($1,342,966) increased by $126,868 (approximately 10.4%) from the nine months ended April 30, 2001 ($1,216,098).

Mine expenses during the three months ended April 30, 2002 ($243,315) increased by $57,446 (approximately 30.9%) from the three months ended April 30, 2001 ($185,869). We believe that the increase in mine expenses resulted primarily from work at our Mexican properties. Mine expenses during the nine months ended April 30, 2002 ($518,045) decreased by $38,683 (approximately 6.9%) from the nine months ended April 30, 2001 ($556,728). We believe that the decrease in mine expenses resulted primarily from lack of available capital.

Selling, general and administrative expenses during the three months ended April 30, 2002 ($174,491) decreased by $135,140 (approximately 43.6%) from the three months ended April 30, 2001 ($309,631). We believe that the decrease was due to lack of available capital. Selling, general and administrative expenses during the nine months ended April 30, 2002 ($435,149) decreased by $220,229 (approximately 33.6%) from the nine months ended April 30, 2001 ($655,378). We believe that the decrease was due to the lack of available capital.

Stock based compensation during the three months ended April 30, 2002 was $388,027 compared to 0 for the period ended April 30, 2001. Stock based compensation increased $388,027 approximately (100%) during the nine month period ended April 30, 2002 ($388,027) from the nine month period ended April 30, 2001 ($0).

Net Income.

As a result, our net income for the three months ended April 30, 2002 was $1,228,028, which was $1,724,914 more than our $496,886 loss for the three months ended April 30, 2001. Our net income for the nine months ended April 30, 2002 was $691,030, which was $1,906,657 more than our $1,215,627 loss for the nine months ended April 30, 2001.

Liquidity and Capital Resources

As of April 30, 2002, we had working capital of $1,635,119. Our plans over the next 12 months include the costs of administration, and exploration related activities in both Colorado and Mexico. In this regard, as noted in our quarterly report of form 10-QSB for the period ended January 31, 2002, we entered into a joint venture agreement with Grupo Minero FG S.A. de C.V. ("Grupo Minero") in Hermosillo to explore, evaluate and develop certain of our Mexican properties in five phases. We estimate that the balance of our portion of the costs for the first phase (anticipated to be completed by November 2002) and the second phase (anticipated to be competed by March 2003) will be approximately $500,000. We plan to pay for a significant portion of our anticipated expenses related to phases one and two with the proceeds from the sale of our subsidiary, Minera Chanate, S.A. de C.V. As explained in our annual report on form 10-KSB, historically, we have not generated any material revenues from operations and have been in a precarious financial condition. No assurance whatsoever can be given that we will be able to generate any significant revenues in the near future or, after we have depleted the proceeds from the sale of our subsidiary, that we will be able to continue as a going concern or that any of our plans with respect to our gold properties will, to a material degree, come to fruition. In order to continue our program if and when we have depleted the proceeds from the sale of our subsidiary, we will need to obtain substantial financing. While we plan to seek such financing through bank financing, private placement of our shares, joint venture partners and other arrangements, there is no assurance that we will be successful.

In addition, during the three months ended April 30, 2001, we raised approximately $292,748 through the sale of common stock.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

                  None.

Item 2. Changes in Securities

During the quarter ended April 30, 2002, we issued the following shares of our common stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: In February, 2002, we sold an aggregate of 725,000 shares to three individuals for an aggregate of $23,200. In March, 2002, we sold an aggregate of 210,000 shares to three individuals for an aggregate of $21,000. In April, 2002, we sold an aggregate of 1,176,905 shares to six individuals for an aggregate of $43,052.

Item 3. Defaults Upon Senior Securities

                  None.

Item 4 Submission of Matters to a Vote of Security Holders

                  None

Item 5. Other Information

On March 30, 2002, we and our wholly-owned subsidiary, Leadville Mining & Milling Holding Corporation ("Holding") sold all of the issued and outstanding shares of stock of our wholly-owned subsidiary, Minera Chanate S.A. de C.V.("Minera Chanate"), to an unaffiliated party for a purchase price of US$2,131,616, payable in three installments. We received the first installment of US$639,485 in April 2002. A second payment of US$497,377, less US$14,336 (representing the amount Minera Chanate debt assumed by the purchaser), plus interest at the rate of 4.5% per annum, is due and payable on or before August 9, 2002. A third payment of US$994,754, plus interest at the rate of 4.5% per annum, is due and payable on or before December 9, 2002. Any portions of the second and third installments not timely paid will accrue interest at the rate of 7% per annum. Payment of the balance of the purchase price is secured by the stock of Minera Chanate.

During March 2002, prior to the sale of Minera Chanate and pursuant to the Grupo Minero joint venture agreement, Minera Chanate, in a series of transactions, sold all of its surface land and mining claims to Oro de Altar S. de R. L. de C.V. ("Ora"), another of our wholly-owned subsidiaries. Ora, in turn, leased the foregoing land and mining claims to Minera Santa Rita S. de R.L. de C.V., another of our wholly-owned subsidiaries.

Item 6. Exhibits and Reports on Form 8-K

10.a March 30, 2002 Minera Chanate Stock Purchase and Sale and Security Agreement (Sale by us and Holding of all of the stock of Minera Chanate) (In Spanish).

10.b English summary of March 30, 2002 Minera Chanate Stock Purchase and Sale and Security Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          LEADVILLE MINING & MILLING CORPORATION
                                                        Registrant


                                            By:   /s/ Gifford A.  Dieterle
                                               ---------------------------------
                                                     Gifford A Dieterle
                                                     President/Treasurer

Date: June 19, 2002