Form 10KSB
period 2002-07-31
LEADVILLE MINING & MILLING CORP
filed 2002-10-29
CIK 726845

x
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 2002

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year. $3,103.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.135) and asked ($0.145) price of the issuer's Common Stock as of October 23, 2002, was $5,336,796, based upon the average between the closing bid and asked price ($0.14) multiplied by the 38,119,971 shares of the issuer's Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.).

The number of shares outstanding of each of the issuer's classes of common equity as of October 21, 2002: 40,637,865.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

          Transitional Small Business Disclosure Format: Yes |_| No |X|

                       LEADVILLE MINING AND MILLING CORP.
                                   Form 10-KSB
                                  July 31, 2002

Table of Contents                                                          Page
-----------------                                                          ----
Glossary                                                                   (iii)

                                     Part I

Item 1.  Description of Business.                                             1
Item 2.  Description of Properties.                                           6
Item 3.  Legal Proceedings.                                                  13
Item 4.  Submission of Matters to a Vote of                                  13
         Security Holders.

                                     Part II

Item 5.  Market for Common Equity and                                        13
         Related Stockholder Matters.
Item 6.  Management's Discussion and Analysis of                             15
         Financial Condition and Results of Operations.
Item 7.  Financial Statements.                                               27
Item 8.  Changes in and Disagreement with Accountants                        27
         on Accounting and Financial Disclosure.

                                    Part III

Item 9.  Directors, Executive Officers, Promoters                            27
         and Control Persons; Compliance with
         Section 16(a) of the Exchange Act.
Item 10. Executive Compensation.                                             29
Item 11. Security Ownership of Certain Beneficial                            30
         Owners and Management and Related
         Stockholder Matters.
Item 12. Certain Relationships and Related Transactions.                     31
Item 13. Exhibits and Reports on Form 8-K                                    32
Item 14. Controls and Procedures                                            N/A

Signatures                                                                   34
Certifications                                                               35
Supplemental Information                                                     36
Financial Statements                                                         F-1

                           GLOSSARY OF TECHNICAL TERMS

Andesites:              Rocks of volcanic origin

Backfilling:            Putting waste rock in an open stope.

Caliche:                Sediment cemented by calcium carbonate near surface.

Diorite:                Igneous Rock

Dikes:                  Tabular, vertical bodies of igneous rock.

Fissility:              Shattered, broken nature of rock

Fracture Foliations:    Fracture pattern in rock, parallel orientation,
                        resulting from pressure.

Heap Leaching:          Broken and crushed ore on a pile subjected to
                        dissolution of metals by leach solution.

Hydrometallurgical
Plant: A smelter that reduces sulfide faults converging from different directions.

Intercalated:           Mixed in

Leadville Dolomite:     Name of a specific limestone bed in Leadville, Colorado.

Lithostatic Pressure:   Pressure brought on by weight of overlaying rocks.

Magnetite Skarn:        The mineral magnetite (iron oxide) in combination with
                        quartz emplaced in limestone.
Major
Intrusive Center:       An area where large funnels exist and through which
                        large amounts of mineralizing fluids rose.

Mesothermal:            Medium Temperature.

Microporphyritic
 Latite: Extremely fine grained igneous rock with a distribution of larger crystals within.

Mudstone:               Sedimentary bed composed primarily of fine grained
                        material such as clay and silt.

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

PPM:                    Part per million.

Pyritized:              Invalid and partly replaced by the mineral pyrite.

Reverse Circulation
Drilling (or R.C.
Drilling):              Type of drilling using air to expel cuttings.

Replacement
Body: Mineral ore, irregular in form, which is emplaced in limestone.

Sandstone Lenses and
Thin Limestone
Interbreds:             Thin beds of limestone mixed with thin beds of
                        sandstone.

Sericised:              Altered by heat, pressure and solutions.

Silicified:             Invalid and partly replaced by silica.

Stockwork Breccia:      Earth's crust broken by two or more sets of parallel
                        faults converging from different directions.

Sills:                  Tabular, horizontal bodies of igneous rock.

Square Setting:         A system of timbering a tunnel or opening underground to
                        prevent cave-in.

Stockwork:              Ore, when not in strata or in veins but in large masses,
                        so as to be worked in chambers or in large blocks.

Surface Mine:           Surface mining by way of an open pit without shafts or
                        underground working.

Unpatented Claim:       Mineral land staked on public lands open to
                        appropriation by mineral location, subject to the paramount title of the federal government and maintained by timely payment of an annual fee.

                                     PART I

Item 1. Description of Business

Leadville Mining and Milling Corp. (the "Company," "we" or "us") was incorporated in the state of Nevada in February 1982. The Company, directly or indirectly owns rights to property located in the California Mining District, Lake County, Colorado and concessions located in the State of Sonora, Mexico and is engaged in the business of exploration for gold and other minerals from these properties. During the fiscal year ended July 31, 2002, the Company actively engaged in the evaluation of its Sonora, Mexico concessions. The future of the Company is dependent upon its ability to continue to fund its exploration and development activities and, eventually, produce gold, silver, lead and/or zinc in sufficient quantities in an economically feasible manner. A description of the mining properties and concessions owned by the Company is contained in "Item
2. Description of Properties." There can be no assurance that any of our properties or concessions contain a commercially viable ore body or reserves until additional work is done and an evaluation based on such work concludes that development of and production from the ore body is technically, economically and legally feasible. None of our properties or concessions are in production, and consequently we have no operating income or cash flow.

                                 Sonora, Mexico

El Chanate

On June 29, 2001, we exercised an option and purchased from AngloGold North America Inc. and AngloGold (Jerritt Canyon) Corp. 100% of the issued and outstanding stock of Minera Chanate, S.A. de C.V., a subsidiary of those two companies. Minera Chanate's assets at the time of the closing of the purchase consisted of 44 exploitation and exploration concessions in the States of Sonora, Chihuahua and Guerrero, Mexico. We sometimes refer to these concessions as the El Chanate concessions. See "Item 2. Description of Properties."

Pursuant to the terms of the agreement, on December 15, 2001, we made a $50,000 payment to AngloGold. AngloGold will be entitled to receive the remainder of the purchase price by way of an ongoing percentage of net smelter returns of between 2% and 4% plus a 10% net profits interest (until the total net profits interest payment received by AngloGold equals $1,000,000). AngloGold's right to a payment of a percentage of net smelter returns and the net profits interest will terminate at such point as they aggregate $18,018,355. In accordance with the agreement, the foregoing payments are not to be construed as royalty payments. Should the Mexican government or other jurisdiction determine that such payments are royalties, we could be subjected to and would be responsible for any withholding taxes assessed on such payments.

Under the terms of the agreement, we have granted AngloGold the right to designate one of its wholly-owned Mexican subsidiaries to receive a one-time option to purchase 51% of Minera Chanate (or such entity that owns the El Chanate concessions at the time of option exercise). That option is exercisable over a 180 day period commencing at such time as we notify AngloGold that we have made a good faith determination that we have gold-bearing ore deposits on any one of the identified groups of El Chanate concessions, when aggregated with any ore that we have mined, produced and sold from such concessions, of in excess of 2,000,000 troy ounces of contained gold. The exercise price would equal twice our project costs on the properties during the period commencing on December 15, 2000 and ending on the date of such notice. Based on current information available to us, we do not believe that a deposit of the size that would trigger these back-in rights is likely to be identified at El Chanate, at this time.

On February 23, 2002, Minera Santa Rita S. de R.L. de C.V., one of our wholly-owned Mexican affiliates ("Santa Rita"), now the leasee of the El Chanate concessions, as discussed below, entered into a joint venture agreement with Grupo Minero FG S.A. de C.V. to explore, evaluate and develop the El Chanate concessions. Grupo Minero FG S.A. de C.V., referred to as FG, is a private Mexican company that owns and operates the La Colorada open-pit gold mine outside of Hermosillo in Sonora, Mexico. FG also is involved in road construction and maintenance for the Sonoran government.

Pursuant to the agreement with FG, the venture is being conducted in five phases. The first two phases entail continued exploration and evaluation of the mining potential of lots within the concessions. If successful, Phase two will culminate with a feasibility study. Phase one was completed during the Fall of 2002 and cost approximately $300,000 (see "2002 Activities and Planned 2003 Activities " below). We estimate that Phase two will cost approximately $573,250 and be completed by April 2003. Phase three consists of FG's contribution to the venture of mining equipment sufficient to develop the lots pursuant to the feasibility study. Phase three will occur only if the parties determine to continue and they are able to obtain outside funding for Phase four. We are unable to estimate Phase four costs at this time. Phase four would involve the building of an access road, the acquisition of water extraction rights and the drilling and equipping of water wells. Phase five would entail exploitation, processing and sale of minerals on a commercial scale.

Pursuant to the agreement, FG paid us $75,000 to participate in the venture and contributed an additional $75,000 towards the first phase of the venture for which it received a 30% interest in the venture. The balance of the costs for Phase one and the costs for Phase two will be split equally between the parties. As mentioned above, Phase four would be funded from outside sources. Phase five funding would be provided by the parties in proportion to their respective interests in the venture.

FG's percentage of the venture can increase to 45%. It increased to 31% upon completion of Phase one and will increase to 33% upon completion of Phase two; 37% upon its contribution of equipment in Phase three; 40% upon completion of Phase four; and 45% upon attaining optimal levels of production in Phase five. Optimal levels of productions will be determined by agreement of the parties.

The venture is terminable, among other reasons, if:

      o     its purpose is concluded or can no longer be obtained;

      o     it experiences continued non-profitability;

      o     the parties elect to terminate it at a meeting of the parties;

      o     it loses 2/3 of its assets; or

      o the parties fail to obtain the requisite financing to fund Phase four by September 1, 2003.

If FG determines that it does not want to continue to participate in the venture after the parties agree to commence Phase two, or it cannot provide its share of the funding for Phase two, Santa Rita has a 45 day option to purchase FG's interest in the venture for $127,500. If Santa Rita does not exercise this option within the 45 day period and pay the purchase price within 15 days thereafter, FG may sell its interest to another party.

If additional contributions to the venture are needed as determined by a meeting of the parties, the parties have 30 days to elect whether they will make these contributions and an additional 15 days to make their contribution. To the extent that a party, referred to as the waiving party, does not want to pay its share or does not pay its share, the other party can make the payment and the waiving party's percentage interest in the venture will be diluted proportionately plus 10%. The waiving party can reacquire its lost interest by repaying the amount previously not paid plus a 25% penalty. These dilution provisions do not apply to Santa Rita unless and until FG has contributed $600,000 to the venture. Because its interest in the venture now exceeds 30%, FG now can be diluted for failure to make its required contributions.

On March 30, 2002, we and our wholly-owned subsidiary, Leadville Mining & Milling Holding Corporation ("Holding") sold all of the issued and outstanding shares of stock of Minera Chanate to an unaffiliated party for a purchase price of US$2,131,616, payable in three installments. We received the first installment of US$639,485 in April 2002 and the second payment of US$497,377 plus interest at the rate of 4.5% per annum, in August 2002. A third payment of US$994,754, plus interest at the rate of 4.5% per annum, is due and payable on or before December 9, 2002. Any portions of the third installment not timely paid will accrue interest at the rate of 7% per annum. Payment of the balance of the purchase price is secured by the stock of Minera Chanate. In connection with the sale of Minera Chanate stock, we incurred approximately $173,000 in commissions.

During March 2002, prior to the sale of Minera Chanate and pursuant to the FG joint venture agreement, Minera Chanate, in a series of transactions, sold all of its surface land and mining claims to Oro de Altar S. de R. L. de C.V. ("Ora"), another of our wholly-owned subsidiaries. Ora, in turn, leased the foregoing land and mining claims to Minera Santa Rita.

2002 Activities and Planned 2003 Activities

During fiscal 2002, we focused our efforts on the evaluation of our Mexican properties - the El Chanate concessions. This evaluation (Phase one of the venture with FG) involved data reviews of existing geologic maps and reports, drill logs, assay results, resource estimates, surface sample results and land titles. We utilized independent consultants, in conjunction with company personnel, in this evaluation. We, along with our technical consultants, completed reviews and reconnaissance of the 44 remaining early stage exploration concessions. Following this evaluation, we elected to maintain and focus exploration and development attention on 12 of the concessions totaling about approximately 3,506 hectares (8,663 acres or 13.5 square miles). Management believes that the combination of existing data and analysis generally supports the existence of a gold deposit that warrants further exploration work.

Metallurgical studies and tests also were undertaken to evaluate the potential for gold recovery using heap leach technology and showed encouraging recovery rates. These tests will continue. A 50 hole shallow definition drilling program is being prepared at El Chanate to define the gold grade to a depth of two (30 ft.) benches of the proposed mine. Assuming adequate finding can be obtained, samples would be on five foot centers and the pulps would be tested metallurgically for gold recovery. A three hole deeper core drilling program is also planned at El Chanate. The purpose of these additional activities is to move toward the preparation, if warranted, of a feasibility study (Phase two of the FG venture) and a detailed mine plan for the El Chanate project.

In August 2002, we retained SRK Consulting to conduct a Scoping Study of the proposed project at El Chanate. SRK is an independent, international group of consulting practices with 29 offices on six continents. SRK has worked with top companies in the mining industry as well as performing due diligence for many of the world's largest financial institutions and stock exchanges. A Scoping Study is a preliminary evaluation, based upon existing data, to determine the procedure to follow in the feasibility study for a mining project. The Scoping Study was recently completed and we are awaiting the definitive report. Based on recent discussions with SRK, the study results indicate that the prospects for a surface/heap leach mining operation at El Chanate remain positive. SRK has audited and confirmed the geological and deposit models, the metallurgical database and the operating cost parameters used by us, and prepared a preliminary surface mine design, using the floating cone method.

We anticipate that we will be engaging SRK to provide us with an objective feasibility study of the El Chanate project. Upon completion of this study, we plan to use the study to seek the requisite project financing.

Management believes that the capital costs to establish a surface, heap leach mining operation at El Chanate, if economically feasible, could range from $8 million to $12 million or more. Financing, if available, would be sought through bank loans. Currently, we are in discussion with certain banks regarding capital financing. Normal expenditures for the next fiscal year in New York and Mexico, such as Colorado holding costs, general administration, accounting and legal are estimated to be approximately $340,000 with our portion of exploration and related activities estimated at $613,000. Surface mine development would add another $8 million to $12 million. Management believes, but cannot assure, that we will be able to cover a significant portion if not all of such normal costs other than establishing a heap leach mining operation for the fiscal year ending July 31, 2003 with the funds obtained from the sale of Minera Chanate and that we will be able to obtain funding to accomplish all projected tasks, primarily commencement of activities towards establishing a Surface mine, heap leach mining operation from bank financing.

There can be no assurance that current exploration work will lead to the opening of a mine at El Chanate, that any mining will be profitable or that necessary additional funding can be obtained. Assuming that we are able to obtain adequate funding, we intend to continue work at the El Chanate project. (See "Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources").

                               Leadville, Colorado

Developments

During the fiscal year ended July 31, 2002, activity at our Leadville, Colorado properties consisted primarily of mine maintenance. Plans to offset drill R.C. hole #34 were not carried out due to time constraints and our focus on work at El Chanate. Primarily as a result of our focus on El Chanate, we temporarily ceased activities in Leadville, Colorado. During the year ended July 31, 2002, we performed a review of our Leadville mine and mill improvements and determined that an impairment loss should be realized. Therefore, we significantly reduced the carrying value of certain assets relating to our Leadville, Colorado assets (see, "Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; Results of Operations").

Company Mill

We have a mill situated on a 20.73-acre site in Leadville, Colorado. Construction of the mill began in 1987 and was completed in August of 1989. The mill is not in operation at this time. Milling of ore would not be required if heap leach technology were employed at our property in Colorado.

Competition

The acquisition of gold properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staffs, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties. Our lack of revenues and limited financial resources further hinder our ability to acquire additional mineral properties. However, should we commence mining operations, we believe that there is no material competition in the sale of metallic products because prices are based upon standards established by the commodity exchange (London Metals Exchange market).

Employees

As of July 31, 2002, we had six full time employees, and one part time employee.

Item 2. Description of Properties

El Chanate Properties - Sonora, Mexico

Through our wholly-owned subsidiary, Oro de Altar S. de R. L. de C.V., and our affiliate, Santa Rita, we own 100% of the following 12 mining concessions, all of which are located in the Municipality of Altar, State of Sonora Republic of Mexico, subject to the terms of our joint venture agreement with FG which allows FG to earn up to a 45% interest in the venture.

       Concession Name                        Title Number            Hectares
       ---------------                        ------------            --------

       San Jose                                    200,718             96.0000
       Las dos Virgen                              184,213            132.2350
       Rono #1                                     206,408             82.1902
       Rono #3                                     198,040            197.2180
       Elsa                                        197,010           2035.3996
       Ena                                         199,045            190.0000
       Eva                                         197,007            416.8961
       Edna                                        199,698             24.0423
       Olga                                        198,249             60.5866
       La Cuchilla                                 196,945            172.0000
       Elisa                                       197,138             78.4717
       Mirsa                                       198,242             20.5510

Leadville, Colorado

We own or lease the following patented claims (except where noted), all of which are located in California Mining District, Lake County, Colorado, Township 9 South, Range 79.

                                                               Gross                   Net
Claim    Percent                                              Acreage                Acreage       Location
Count   Ownership      CLAIM NAME                   CLAIM#    of Claim    % Owned    of Claim     T-Section-R
  1        16%           Ballard                      589        3.20       0.16        0.50        20-9-79
  2        50%         BELLE PLACER                  2778      129.00       0.50       64.50        14-9-79
           13%         BELLE PLACER                  2778                   0.13       16.80        14-9-79
  3         3%      Big Six (West End)               1616        3.70       0.03        0.11        20-9-79
            6%      Big Six (West End)               1616                   0.06        0.22        20-9-79
            8%      Big Six (West End)               1616                   0.08        0.30        20-9-79
  4       100%           Bonanza                     1088        5.92       1.00        5.92        20-9-79
  5        25%         Boulder Nest                  3574        6.48       0.25        1.62        18-9-79
  6         8%           Chestnut                     712        9.40       0.08        0.80        30-9-79
  7        50%           CHICAGO                     1295       10.20       0.50        5.10        23-9-79
  8       100%          Chieftain                     978        8.55       1.00        1.00        19-9-79
  9       100%        Codfish Balls                   767        2.60       1.00        2.60        19-9-79
 10        12%            Colman                     9747        1.50       0.12        0.18        20-9-79
           88%            Colman                     9747                   0.88        1.32        20-9-79
 11       100%          COLUMBINE              CMC-248958        7.30       1.00        7.30          14&23
 12       100%           Comstock                    1542        3.50       1.00        3.50        20-9-79
 13       100%    Comstock (unpatented)              3613        9.70       1.00        9.70        20-9-79

 14       100%          Cora Belle                   3919        6.70       1.00        6.70        20-9-79
 15       100%            Curran                      449        8.80       1.00        8.80        20-9-79
 16       100%           Cyclops                     1567        8.70       1.00        8.70        19-9-79
 17       100%            Devlin                     1579        7.60       1.00        7.60        19-9-79
 18        17%          Dolphin **                    719        1.99       0.17        0.33        24-9-80
 19         3%            Elbert                     4163        9.90       0.03        0.30        20-9-79
            6%            Elbert                     4163                   0.06        0.60        20-9-79
            8%            Elbert                     4163                   0.08        0.80        20-9-79
 20        38%             EMMA                       756        8.30       0.38        3.10        29-9-79
 21        75%       Free America #2                 1177        4.20       0.75        3.20        20-9-79
 22       100%          Golden rod                   9441        4.00       1.00        4.00        20-9-79
 23       100%         Grand Prize                 473 AM        4.50       1.00        4.50        20-9-79
 24        13%          Great Hope                    489       10.30       0.13        1.30        20-9-79
 25        50%          Greenback                    1043        4.00       0.50        2.00        19-9-79
 26         3%          Greenwood                     630        9.40       0.03        0.30        19-9-79
            6%          Greenwood                     630                   0.06        0.50        19-9-79
 27       100%        Highland Chief                  429        2.10       1.00        2.10        20-9-79
 28       100%        Highland Mary                   539        6.60       1.00        6.60        20-9-79
 29       100%          Homestake                    1540        7.60       1.00        7.60        20-9-79
 30        10%         Horseshoe **                  1493        5.48       0.10        0.54        30-9-79
 31       100%           Hubert *                   11286        1.14       1.00        1.14        21-9-79
 32         8%          Ishpeming                    1018        8.20       0.08        0.70        20-9-79
           83%          Ishpeming                    1018                   0.83        6.90        20-9-79
 33        32%         J G Fraction                 13251        1.70       0.32        0.60        20-9-79
 34       100%            JFW *                     15176        0.02       1.00        0.02        21-9-79
 35        50%      Josephine Plus **                3226                   0.50           -        32-9-79
 36       100%             JUDY                CMC-248957       18.00       1.00       18.00          14&23
 37         8%             KRL                       4299        4.70       0.08        0.40        20-9-79
 38       100%          Lady Jane                     491        8.90       1.00        8.90        20-9-79
 39        38%        Little Bertha                   504        8.40       0.38        3.10        20-9-79
 40        11%         Little Chief                   358        6.98       0.11        0.76        24-9-80
 41       100%       Little Chippewa                  655        9.90       1.00        9.90        20-9-79
 42        13%       Little Galesburg                1176        6.00       0.13        0.10        20-9-79
           88%       Little Galesburg                1176                   0.88        5.24        20-9-79
 43         3%         Little Maud                    758        4.90       0.03        0.10        20-9-79
            6%         Little Maud                    758                   0.06        0.30        20-9-79
            8%         Little Maud                    758                   0.08        0.40        20-9-79
 44        50%            Medium                    13344        4.80       0.50        2.40        20-9-79
           50%            Medium                    13344                   0.50        2.40        20-9-79
 45       100%            MIKADO                     8015        9.30       1.00        9.30        23-9-79
 46         8%        Mineral Farms                  1359        9.10       0.08        0.80        20-9-79
 47         8%          Minnesota                    2651        2.80       0.08        0.20        20-9-79
 48        11%        New Discovery                   286       10.70       0.11        1.17        24-9-80
 49        50%           NEW YORK                    1294       10.10       0.50        5.10        23-9-79
 50       100%             Ohio                       584        1.10       1.00        1.10
 51         8%             Park                       838       10.30       0.08        0.82        20-9-79
            8%           Park **                      838                   0.08        0.86        19-9-79
 52         8%            Park#2                      897        9.70       0.08        0.80        20-9-79
 53        96%          PHARMACIST                  11617        1.20       0.96        1.20        19-9-79
 54         9%          Pittsburg                     422        8.43       0.09        0.79        19-9-79
 55        44%          President                    8942        6.90       0.44        3.04        20-9-79
            6%          President                    8942                   0.06        0.41        20-9-79
 56        50%      PRIDE OF THE WEST                3963        0.90       0.50        0.40        19-9-79
 57        63%         PROSPERINE &                  5214        9.90       0.63        6.20        19-9-79
 58       100%        PT ZUNI PLACER       Personal prop.       22.00       1.00       22.00
 59        75%            PUEBLO                    12718       36.60       0.75       27.50        23-9-79
 60        39%           Pyrenees                    1537        6.80       0.39        2.60        19-9-79
 61       100%            R A M                      1566        5.90       1.00        5.90        19-9-79
 62        50%        Ready Cash **                   304       10.33       0.50        5.17        33-9-79

 63       100%         Robert Burns                   538        9.90       1.00        9.90        20-9-79
 64       100%     Rocky & Snowflake *               5038        9.40       1.00        9.40        21.9-79
 65       100%           Security                    3181        2.85       1.00        2.85        19-9-79
 66         8%         Silver Cloud                  1016        4.90       0.08        0.40        20-9-79
 67       100%         Silver Spray                  1539        2.10       1.00        2.10        20-9-79
 68         8%             Snow                      4161        3.70       0.08        0.30        20-9-79
 69       100%           St. Ann                     4640        6.70       1.00        6.70        21-9-79
 70       100%          St. Louis                     558        8.00       1.00        8.00        21-9-79
 71        25%         Stray Horse                    301        7.30       0.25        1.83        24-9-80
 72       100%           Tokio *                     9923        1.01       1.00        1.01        21-9-79
 73       100%         Wade Hampton                  1538        6.10       1.00        6.10        20-9-79
 74         8%             XYT                       4162        7.10       0.08        0.60        20-9-79
           92%             XYT                       4162                   0.92        6.50        20-9-79
               totals                                          635.97                 403.44

      * Highland Group Affiliation

      ** Purchase at Sheriff's tax sale, pending completion of payments.

      Note: We may have multiple agreements for the same claim that cover fractional ownership interests.

We own or have rights to explore, develop and mine the foregoing claims as indicated. We have not formed any partnership or joint venture regarding these claims, nor is there any associations whereby profits or expenses are to be shared. The claims are located approximately 2.5 miles northeast of the town of Leadville, Colorado and are accessible by County Road. The principal acreage forms a contiguous group and is located on a prominent topographic feature known as Breece Hill, as indicated in the discussion of the Hopemore Project below.

                               General Information

El Chanate Project - Sonora Mexico

The El Chanate project is located in the State of Sonora, Mexico, 37 kilometers northeast of the town of Caborca. It is accessible by paved and all weather dirt roads. Driving time from Caborca is approximately 40 minutes. Access is via the village of 16 de September.

The project is situated on the Sonora desert in a hot and windy climate, generally devoid of vegetation with the exception of cactus. The terrain is generally flat with immense, shallow basins, scattered rock outcropping and low rocky hills and ridges. The desert floor is covered by shallow, fine sediment, gravel and caliche. The main body of the known surface gold covers and irregularly shaped area of approximately 1,800 feet long by 900 feet wide. Several satellite bodies on surface exist which have not been thoroughly explored. Assays on chip samples taken from trenches at these locations by the Company indicate the presence of gold mineralization.

The general El Chanate mine area has been mined for gold since the early 19th century. A number of old underground workings exist characterized by narrow shafts, to a depth of several tens of feet and connecting drifts and cross cuts. No information exists regarding the amount of gold taken out; however, indications are that mining was conducted on a small scale.

Geology

The project area is underlain by sedimentary rocks of the Late Jurassic - Early Cretaceous Bisbee Group, and the Late Cretaceous Chanate Group, which locally are overlain by andesites of the Cretaceous El Charro volcanic complex. The sedimentary strata are locally intruded by Andesitic sills and dikes, a microporphyritic latite and by diorite stock. The sedimentary strata are comprised of mudstone, siltstone, sandstone, conglomerate, shale and limestone. Within the drilled resource area, a predecessor exploration company differentiated two units on the basis of their position relative to the Chanate fault. The upper member is an undifferentiated sequence of sandstone, conglomerate and lesser mudstone that lies above the Chanate fault and it is assigned to the Escalante Formation of the Middle Cretaceous Chanate Group. The lower member is comprised of mudstone with intercalated sandstone lenses and thin limestone interbreds; it lies below the Chanate fault and is assigned to the Arroyo Sasabe Formation of the Lower Cretaceous Bisbee Group. The Arroyo Sasabe formation overlies the Morita Formation of the Bisbee Group. Both the Escalante and Arroyo Sasabe formations are significantly mineralized proximal to the Chanate fault, while the Morita Formation is barren.

The main structural feature of the project area is the Chanate fault, a 7km long (minimum) northwest-striking, variably southwest-dipping structure that has been interpreted to be a thrust fault. The Chanate fault is overturned (north-dipping) at surface, and is marked by brittle deformation and shearing which has created a pronounced fracture foliation and fissility in the host rocks. In drillholes the fault is often marked the presence of an andesitedike. Reports prepared by a predecessor exploration company describe the fault as consisting of a series of thrust ramps and flats; however, geologic cross sections which the Company has reviewed but did not prepare may negate this interpretation.

Alteration/Mineralization

A predecessor exploration company has defined a 600 meter long, 300 meter wide, 120 meter thick zone of alteration that is centered about the Chanate fault. The strata within this zone have been sericised, silicified and pyritized to varying degrees. In surface outcrop the altered zone is distinguished by its bleached appearance relative to unaltered rock. The mineralized zone contains only single digit ppm levels of silver. Dense swarms of veinlets form thick, mineralized lenses, within a larger area of subeconomic but anomalous gold concentrations. Drillhole data indicates that the mineralized lenses are subhorizontal to gently southwest-dipping and are grossly parallel to the Chanate fault. The fault zone itself is only weakly mineralized, although strata in the near hanging wall and footwall are appreciably mineralized.

Work to Date

The El Chanate property has been the site of small scale mining of high grade quartz veins (La Cuchilla mine) during the last century. Modern exploration includes a few core holes drilled by Phelps Dodge in the 1960's as part of a copper exploration program. Kennecott conducted geologic mapping and geochemical sampling in 1991 and dropped the property. A Mexican subsidiary of AngloGold explored the property intermittently between 1992 and 1997, and has conducted extensive surface geologic mapping, geochemical sampling, geophysical studies and drilling, including 11,000 meters of trenching, over 14 line-kilometers of induced polarization geophysical surveys, 61 line-kilometers of VLF-magnetometry geophysical surveys, 87 line-kilometers of enzyme leach geochemical surveys and 34,000 meters of R.C. drilling in 190 holes and 1080 meters of diamond drilling in 9 holes. That company also commissioned various consultant studies concerning petrography, fluid inclusions, air photo interpretation and structural analyses, and conducted some metallurgical testwork.

In April and May 2002, to confirm previous results obtained by third parites and to provide specifically located metallurgical test samples, we drilled six diamond core holes totaling 1,508 feet into the main mineralized zone at El Chanate. Management believes that the diamond drill results generally confirmed the previous results and, in June 2002, we drilled an additional 17 reverse circulation holes totaling 4,170 feet. This reverse circulation drill program confirmed previous results and also expanded certain mineralized areas. The total number of holes is now 222. Of these, 206 are reverse circulation drill holes and 15 are diamond drill holes. Detailed check assays were obtained both for core samples and for reverse drill samples that initially assayed greater than 0.3 gm/tonne. Chemex Labs, Vancouver, Canada, preformed both the initial and the check assays, and the check assays supported the initial assay results.

Metallurgical studies and independent tests of El Chanate mineralization continue. Management believes that these tests continue to show promise that heap leach technology can be utilized at El Chanate

Further Developments

As discussed above in "Item 1. Description of Business; 2002 Activities and Planned 2003 Activities," we have had preliminary analysis of El Chanate performed by SRK Consulting, an independent consultant. Management believes that the results of that analysis are sufficiently encouraging that, management intends to perform further exploration and development work at the El Chanate project (see the discussion below) including a Feasibility Study. While management remains optimistic about the foregoing results, we cannot predict the outcome of the Feasibility Study.

Our Current Plans for the El Chanate Project

We, along with our joint venture partner, FG, plan to continue to collaborate with SRK. We hope to have SRK conduct and complete a feasibility study for possible bank financing. The study will include metallurgy, economics, planning and design. Assuming that adequate funding is available, we believe that the feasibility study will be financed by us and by our partner, FG. Assuming that the feasibility and related engineering studies show progressive encouragement, we anticipate they will be mostly completed by the end of our Fiscal Year 2003. Assuming adequate funding can be obtained, that required permits are obtained, and that the feasibility and related engineering studies yield positive outcomes, we would anticipate beginning project construction before the end of the calendar year 2003. Our current plans for the rest of Fiscal 2003 (and calendar year 2003) include:

Metallurgical Testing. Planned metallurgical test work would utilize drill core for further studies of the metallurgical recovery. It is important to know what the recoveries would be in the heart of the deposit from where initial production would come. The design of a crusher and/or grinding system and a gold recovery plant would be based on the test work. The plant would be located on site at El Chanate and would process ores removed from the El Chanate mine.

Refined Economic Optimization Studies. We would calculate engineered capital costs using contract mining and new metallurgical recovery information. Thereafter, we would calculate operating cost estimates, including Mexican tax considerations and labor rates as well as currency fluctuations.

Mine Planning and Design of Service Facilities. We plan to develop an engineered mine plan with detailed month by month production schedules. Mine planning would include: equipment types and sizes, bench heights and haul road design; leach pad design and site location; access road location; fuel location and storage; administration facility; maintenance shop and warehouse complex; assay laboratory; gate house and ambulance shelter; power and electrical supplies and distribution lines; water supply and distribution lines; security provisions; sewage disposal sites; propane supply; and fire protection.

Environmental and Permitting. We already own the surface over the deposit. We will need to obtain mining permits from state, federal and local governments, including water permits for processing ores and electrical permits to purchase or produce our own power. We also need to establish reclamation plans.

Site Construction. If warranted, we plan to construct a surface gold mine and facility capable of producing about 2.0 million tons per year of ore and about 40,000 ounces of gold per year, over a four year mine life, at a targeted cash cost of less than $220 per ounce.

Hopemore Project - Leadville, Colorado

The Leadville mining district is located 100 miles west of Denver, Colorado in the heart of the Rocky Mountains. The weather is harsh with long winters and short summers. The Hopemore Project can be reached by paved state highway and other paved roads. Work by us started in 1984 with the acquisition of the Comstock Hopemore Group of claims. Retimbering of the entire Hopemore shaft followed along with establishment of the new 7th level, partial rehabilitation of the other levels, several raises, the 5th level connection with the Hunter shaft, construction of a mill and the retimbering of the Hunter escape shaft.

Historically, our properties were worked as separate mining areas, the Hopemore and Hunter shafts in the Ibex area. The ores were not concentrated by milling but were shipped directly to the Arkansas Valley Smelter in Leadville.

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

Ground conditions in the district generally do not allow open stopes, therefore, square setting and backfilling with waste of low-grade ore was commonly practiced. When the large historic ore bodies of the Hopemore were mined, zinc sulfide ore was of no value. High zinc ore was penalized at the local lead smelter, and it is believed that much of the backfill from historic operations may be high-grade zinc mineralization.

The Hopemore area historically has been mined from the Ibex No. 7 level. The lower host rocks of the Manitou and Dyer formations are thought to remain unexplored. Steep sulfide veins commonly control the mineralized zones. Four veins have been identified which could feed replacement mineral bodies in these underlying formations. The potential mineral bodies are massive sulfide and could contain between 25,000 to 80,000 tons each of mineralized material. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993].

Geology

The deposits in the Leadville district include precious and base metal massive sulfide veins and carbonate hosted deposits near surface oxidized deposits, gold bearing magnetite skarns, and gold rich veins. The major ore bodies are hosted in Paleozoic aged, shelf carbonate rocks with a total thickness of 600 feet.

These sedimentary rocks have been intruded by a series of sills and dikes and faulted, resulting in complex geology. Our properties are located on Breece Hill, which is a major intrusive center, containing deposits of gold, silver and base metal mineralization.

Weston Fault Massive Sulfide

The Weston fault forms the western boundary of the down-dropped block that contains the deposits of the Black Cloud mine south and east of our properties. The Black Cloud mine was operated from the early 1970's until 1998 by ASARCO, primarily for lead and zinc. The Hopemore-Hunter workings are separated from the Penn Group by the Weston fault that has had a complex history of movement. Early compressional tectonics are believed to have resulted in minor over thrusting and drag folding, possibly similar to that along the Tucson Main Fault on Iron Hill. Later normal faulting resulted in a near vertical structure with the east side down faulted. These two episodes of movement are believed to have produced two strands of the Western Fault. The ground between the two strands of the fault should have undergone good ground preparation and may contain the favorable carbonate section for massive sulfide blanket mineralization. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993].

Weston Fault Stockwork Breccia

Along the southern strike of the Weston fault zone, intersecting faults have hosted stockwork breccia zones that contain precious metals and are low in sulfides. The Antioch mine was mined for precious metals during the early part of the twentieth century, producing a siliceous gold ore contained in a broken and brecciated porphyry body between two fault strands. Another similar stockwork breccia ore zone is known as the South Ibex stockwork or Capital stope that contained approximately 250,000 tons of mineralized rock. There are two strands of the Weston fault on our property. The strike length controlled is from 1,400-1,600 feet. [Scott Hazlitt Geological Report, Leadville Mining & Milling Properties, January 1993].

Item 3. Legal Proceedings

We are not presently a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2002.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Marketing Information -- The principal U.S. market in which our common shares (all of which are of one class, $.001 par value Common Stock) are traded or will trade is in the over-the-counter market (Bulletin Board Symbol: "LMMI"). Our stock is not traded or quoted on any Automated Quotation System.

The following table sets forth the range of high and low bid quotes of our Common Stock per quarter for the past two fiscal years as reported by the OTC Bulletin Board (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessary represent actual transactions).

                          MARKET PRICE OF COMMON STOCK

                                                                    Bid
Quarter Ending                                              High    and     Low
--------------                                              -------------------

July 31, 2002                                                0.37          0.102
April 30, 2002                                               0.29           0.10
January 31, 2002                                             0.25           0.11
October 31, 2001                                             0.38           0.15

July 31, 2001                                                0.43           0.19
April 30, 2001                                            1.03125           0.35
January 31, 2001                                             1.70         0.4375
October 31, 2000                                             0.85           0.40

      (b) Holders -- The approximate number of recordholders of our Common Stock, as of October 21, 2002 amounts to 1,550 inclusive of those brokerage firms and/or clearing houses holding our common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding is 40,637,865 as of October 21, 2002.

      (c) Dividends - We had not paid or declared any dividends upon our Common Stock since inception and, by reason of our present financial status and our contemplated financial requirements, do not contemplate or anticipate paying any dividends upon our Common Stock in the foreseeable future.

During the quarter ended July 31, 2002, we issued the following shares of our Common Stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: We sold an aggregate of 350,000 shares for an aggregate of $34,650 to three persons. We also issued 135,950 shares to two individuals for commissions related to sales of common stock.

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of July 31, 2002.

                                                           Number of                               Number of securities
                                                        Securities to be                            remaining available
                                                          issued upon        Weighted-average       for future issuance
                                                          exercise of        exercise price of          under equity
                                                          outstanding           outstanding          compensation plans
                                                       options, warrants     options, warrants     (excluding securities
                Plan Category                              and rights            and rights       reflected in column (a))
===================================================    =================     =================    ========================

                                                             (a)                    (b)                     (c)
===================================================    =================     =================    ========================
Equity compensation plans approved by security
holders:                                                          -0-              $  -0-                    N/A
                                                          ==========               =====                    =====

Equity compensation plans not approved by security         2,795,454               $.022                     N/A
holders:                                                      25,000                 .50                     N/A
                                                              97,826                .115                     N/A
                                                           8,809,090                 .22                     N/A
                                                          ==========               =====                    =====

Total                                                     11,727,370               $.199                     N/A
                                                          ==========               =====                    =====

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

      o uncertainties as to title to our properties and the availability of sufficient properties to allow for planned activities at Leadville in Colorado and at El Chanate in Mexico.

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

      x     the availability of experienced employees; and

      o political instability, violence and other risks associated with operating in a country like Mexico with a developing economy.

Many of those factors are beyond our ability to control or predict. You should not unduly rely on these forward-looking statements. These statements speak only as of the date of this report on Form 10-KSB. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to our Company and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report on Form 10-KSB.

      Results of Operations

General

During the fiscal year ended July 31, 2002, we continued to analyze the El Chanate concessions. In fiscal 2002, we conducted data reviews and exploration reconnaissance on 44 remaining mineral concessions. The majority of these concessions were many miles from the El Chanate project and were mostly located over early stage prospects, or along conceptual geologic projections, which did not contain any developed mineral resources. As a result of this review, we succeeded in our objective of reducing property holdings to a coherent package of 12 contiguous, high priority concessions totaling approximately 3,506 hectares (8,663 acres or 13.5 square miles) which now comprise the El Chanate project. Further exploration and development of the El Chanate project, assuming it is economically feasible, will mostly occur on these concessions owned by us. We also own outright 466 hectares (1,151 acres or 1.8 square miles) of surface rights at El Chanate (except for our joint venture agreement with FG) and no third party ownership or leases exist on this fee land or the El Chanate concessions.

In addition to reducing outlying property holdings, through our engineering consultants and with FG, we conducted metallurgical tests to determine the most optimal and economically feasible crushing and or grinding sizes for processing the El Chanate deposit. Management believes that these studies showed that El Chanate deposits are generally well suited for treatment using dilute cyanide solutions, and ore grade samples from El Chanate have shown recoveries from rock tested after crushing to minus 1/2 inch size. The result of the crushing and grinding studies show that the gold recovery increases significantly as the rock is reduced to finer particle sizes. Test work was conducted at Resources Development Inc. in Wheat Ridge, Colorado and in Mexico at the La Colorada mine laboratory, which is owned by FG, our joint venture partner. We are generally encouraged by these results and additional tests are continuing into fiscal year 2003.

In August 2002, we retained SRK Consulting to conduct a Scoping Study of the proposed project at El Chanate. The Scoping Study was recently completed and we are awaiting the definitive report. Based on recent discussions with SRK, the study results indicate that the prospects for a surface/heap leach mining operation at El Chanate remain positive. Additional exploratory drilling may be conducted, assuming adequate funding is available, to expand the known deposit in addition to, further infill drilling, which will concentrate the present drill pattern and improve the density of drill holes. Upon completion of our evaluation, provided the results are satisfactory, and that adequate financing is available, we hope to be ready for further development and subsequent production.

      Fiscal year ended July 31, 2002 compared to fiscal year ended July 31,
      2001

Revenues.

We generated no revenues from mining operations during the fiscal year ended July 31, 2002 and 2001. We generated de minimis interest income during both periods.

Costs and Expenses.

Over all, costs and expenses during the 12 months ended July 31, 2002 ($2,575,000) decreased by $6,846,000 (approximately 72.7%) from the 12 months ended July 31, 2001 ($9,421,000). This decrease primarily relates to a decrease in stock based compensation.

In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we review our long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. Primarily as a result of our focus on El Chanate, we temporarily ceased activities in Leadville, Colorado. During the year ended July 31, 2002, we performed a review of our Colorado mine and mill improvements and determined that an impairment loss should be recognized. Accordingly, at July 31, 2002, we reduced by approximately $999,000 the carrying value of certain assets relating to our Leadville, Colorado facility to $300,000, which approximates our management's estimate of fair value.

Mine expenses during the 12 months ended July 31, 2002 ($710,000) decreased by $273,000 (approximately 27.8%) from the 12 months ended July 31, 2001 ($983,000). We believe that the decrease in mine expenses resulted primarily from lack of available capital and our cessation of activities in Colorado.

Selling, general and administrative expenses during the 12 months ended July 31, 2002 ($640,000) decreased by $792,000 (approximately 55.3%) from the 12 months ended July 31, 2001 ($1,432,000). We believe that the decrease was due to the lack of available capital.

Stock based compensation decreased $6,781,000 approximately (96.8%) during the 12 months ended July 31, 2002 ($222,000) from the 12 months ended July 31, 2001 ($7,003,000).

Net Income.

As a result, our net loss for the 12 months ended July 31, 2002 was $492,000, which was $8,926,000 less than our $9,418,000 loss for the 12 months ended July 31, 2001. Had we not sold Minera Chanate, our net loss for the 12 months ended July 31, 2002 would have been approximately $2,400,000.

Liquidity and Capital Resources

As of July 31, 2002, we had working capital of approximately $1,193,000. Included in working capital is a receivable for the sale of Minera Chanate still outstanding at the date hereof of approximately $995,000. As noted below, management anticipates that we will need at least $953,000 in order to carry out our plans for fiscal 2003 which includes the costs of administration and mine related activities and an additional $8 million to $12 million in order to develop a surface mine at the El Chanate project if deemed economically feasible. To the extent that cash flow is unavailable, management intends to raise all necessary capital through bank financing and/or the sale of our securities.

Assuming that we are able to obtain funds, planned activities over the next year in Mexico, in order of priority, are as set forth below. Some of these activities may not be completed by July 31, 2003, the end of our current fiscal year.

              Activity                                       Estimated Cost*
              --------                                       ---------------

Leadville, Colorado
Holding cost, maintenance, insurance                            $ 33,000

Sonora, Mexico
Drilling, metallurgical, travel                                   70,000
SRK feasibility, technical (environmental,
water, geotechnical)                                             282,000
Taxes, legal, accounting, rent                                    75,000
Salaries - Mexico                                               $186,000
                                                                --------
                                                                $646,000

Capital Funding (surface mine)                            8,000,000/12,000,000
(if economic)

New York, NY - Admin
Wages & Salaries                                                $147,000
Rent & office expenses                                            75,000
Legal & accounting                                                85,000
                                                                --------
                                                                $307,000

               Total                                    $8,953,000 - $12,953,000
                                                        ========================

----------
*     Does not include contributions by FG.

Management has been funding these basic requirements and hopes to continue to fund these requirements through funds obtained from sale of Minera Chanate. We received approximately $639,000 from the sale of Mineral Chanate during the fiscal year ended July 31, 2002, an additional $497,000 to date in the current fiscal year and we anticipate receiving an additional $995,000 from this sale during the balance of fiscal 2003. During the year ended July 31, 2002, we obtained approximately $400,000 from the issuance of Common Stock.

In the event that insufficient funds are available, some projects could be curtailed or eliminated.

There is no assurance whatsoever that we will generate any operating revenues during the fiscal year ending July 31, 2003 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business.

Environmental Issues

Management does not expect that environmental issues will have an adverse material effect on our liquidity or earnings. Before any additional exploration or any development or mining or construction of milling facilities could begin at our Leadville properties, it would be necessary to meet all environmental requirements and to satisfy the regulatory agencies in Colorado that our proposed procedures fell within the boundaries of sound environmental practice. We currently are bonded to insure reclamation of any areas disturbed by our past activities. The current amount of this bond is $42,150. In Mexico, we are not aware of any significant environmental concerns or existing reclamation requirements at the El Chanate properties. However, we will be required to obtain various environmental and related permits in order to engage in our planned activities at El Chanate. This has presently been undertaken. The costs and any delays associated with obtaining these required permits could have an impact on our ability to timely complete our planned activities at El Chanate and ultimately on the feasibility of opening a mine.

Part of the Leadville Mining District has been declared a federal Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Superfund Amendments and Reauthorization Act of 1986. Several mining companies and one individual were declared defendants in a possible lawsuit. We were not named a defendant or Possible Responsible Party. We did respond in full detail to a lengthy questionnaire prepared by the Environmental Protection Agency ("EPA") regarding our proposed procedures and past activities in November 1990. To our knowledge, the EPA has initiated no further comments or questions.

We do include in all our internal revenue and cost projections a certain amount for environmental and reclamation costs on an ongoing basis. This amount is determined at a fixed amount of $1.50 per ton of material to be milled on a continual, ongoing basis to provide for further tailing disposal sites and to reclaim the tailings disposal sites in use. At this time, there do not appear to be any environmental costs to be incurred by us beyond those already addressed above. No assurance can be given that environmental regulations will not be changed in a manner that would adversely affect our planned operations.

                   APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include impairment of long-lived assets, accounting for stock-based compensation and environmental remediation costs.

In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we review our long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. During the year ended July 31, 2002, we performed a review of our Colorado mine and mill improvements and determined that an impairment loss should be recognized. Accordingly, at July 31, 2002, we reduced by $999,445 the net carrying value of certain assets relating to our Leadville, Colorado facility to $300,000, which approximates management's estimate of fair value.

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at July 31, 2002.

                            ISSUES AND UNCERTAINTIES

The following issues and uncertainties, among others, should be considered in evaluating our financial outlook.

      We have not generated any operating revenues. If we are unable to commercially develop our mineral properties, we will not be able to generate profits and our business may fail.

We are an exploration company engaged in the acquisition and exploration of mineral exploration properties. To date, we have no producing properties. As a result, we have no current source of operating revenue and we have historically operated and continue to operate at a loss. Our ultimate success will depend on our ability to generate profits from our properties. Our viability is largely dependent on the successful commercial development of a mine at least one of our properties.

      We lack operating cash flow and rely on external funding sources. If we are unable to continue to obtain needed capital from outside sources, we will be forced to reduce or curtail our operations.

We do not generate any positive cash flow from operations and we do not anticipate that any positive cash flow will be generated for some time. Aside from the proceeds from the sale of Minera Chanate we have limited financial resources. Leases and licenses which we hold as well as our joint venture agreement with FG, impose financial obligations on us. We cannot assure that additional funding will be available to allow us to fulfill such obligations.

Further exploration and development of the mineral properties in which we hold interests depends upon our ability to obtain financing through

      o     bank or other debt financing,

      o     equity financing, or

      o     other means.

Failure to obtain additional financing on a timely basis could cause us to forfeit all or parts of our interests in some or all of (i) the El Chanate concessions, (ii) the joint venture with FG and (iii) our Leadville properties, and reduce or terminate our operations.

      Our receivable from the sale of Minera Chanate represents a financial concentration of risk. Our inability to collect the receivable will adversely affect our ability to fund our planned operations.

Although we have collected approximately $1,136,000 to date from the sale of Minera Chanate, there is no assurance that we will receive the remaining $995,000. Our inability to collect the receivable will adversely affect our ability to fund our planned operations.

      As a mineral exploration company, our ability to commence production and generate profits is dependent on our ability to discover viable and economic mineral reserves.

      Our ability to discover such reserves is subject to numerous factors, most of which are beyond our control and are not predictable.

Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful. Any gold exploration program entails risks relating to

      o     the location of economic ore bodies,

      o     development of appropriate metallurgical processes,

      o     receipt of necessary governmental approvals and

      o construction of mining and processing facilities at any site chosen for mining.

The commercial viability of a mineral deposit is dependent on a number of factors including:

      o     the price of gold,

      o     exchange rates,

      o     the particular attributes of the deposit, such as its

            o     size,

            o     grade and

            o     proximity to infrastructure,

      o     financing costs,

      o     taxation,

      o     royalties,

      o     land tenure,

      o     land use,

      o     water use,

      o     power use,

      o     importing and exporting gold and

      o     environmental protection.

The effect of these factors cannot be accurately predicted.

All of the mineral properties in which we have an interest or right are in the exploration stages only and are without reserves of gold or other minerals. We cannot assure that current or proposed exploration or development programs on properties in which we have an interest will result in the discovery of gold mineralization reserves or will result in a profitable commercial mining operation.

      We have a limited number of prospects. As a result, our chances of commencing viable mining operations are dependent upon the success of one project.

Our only current properties are the El Chanate concessions and our Leadville properties. At present, we are not doing any substantive work at our Leadville properties. While the El Chanate concessions are owned by one of our subsidiaries, FG, our joint venture partner, has a 31% interest with a right to increase its interest to 45%. We currently do not have operations on either of our properties, and we must commence such operations to receive revenues. Accordingly, we are dependent upon the success of the El Chanate concessions.

      Gold prices can fluctuate on a material and frequent basis due to numerous factors beyond our control. If and when we commence production, our ability to generate profits from operations could be materially and adversely affected by such fluctuating prices.

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold. Gold prices fluctuate on a daily basis and are affected by numerous factors beyond our control, including:

      o     the level of interest rates,

      o     the rate of inflation,

      o     central bank sales,

      o     world supply of gold and

      o     stability of exchange rates.

Each of these factors can cause significant fluctuations in gold prices. Such external factors are in turn influenced by changes in international investment patterns and monetary systems and political developments. The price of gold has historically fluctuated widely and, depending on the price of gold, revenues from mining operations may not be sufficient to offset the costs of such operations.

      Changes in regulatory or political policy could adversely affect our exploration and future production activities.

Any changes in government policy may result in changes to laws affecting:

      o     ownership of assets,

      o     land tenure,

      o     mining policies,

      o     monetary policies,

      o     taxation,

      o     rates of exchange,

      o     environmental regulations,

      o     labor relations,

      o     repatriation of income and

      o     return of capital.

Any such changes may affect our ability to undertake exploration and development activities in respect of present and future properties in the manner currently contemplated, as well as our ability to continue to explore, develop and operate those properties in which we have an interest or in respect of which we have obtained exploration and development rights to date. The possibility, particularly in Mexico, that future governments may adopt substantially different policies, which might extend to expropriation of assets, cannot be ruled out.

      Compliance with environmental regulations could adversely affect our exploration and future production activities.

With respect to environmental regulation, environmental legislation generally is evolving in a manner which will require:

      o     stricter standards and enforcement,

      o     increased fines and penalties for non-compliance,

      o     more stringent environmental assessments of proposed projects and

      o a heightened degree of responsibility for companies and their officers, directors and employees.

There can be no assurance that future changes to environmental legislation and related regulations, if any, will not adversely affect our operations. We could be held liable for environmental hazards that exist on the properties in which we hold interests, whether caused by previous or existing owners or operators of the properties. Any such liability could adversely affect our business and financial condition.

      Mining Risks and Potential Inadequacy of Insurance Coverage could adversely affect us.

If and when we commence mining operations at any of our properties, such operations will involve a number of risks and hazards, including:

      o     environmental hazards,

      o     industrial accidents,

      o     labor disputes,

      o     metallurgical and other processing,

      o     unusual and unexpected rock formations,

      o     ground or slope failures,

      o     cave-ins,

      o     acts of God,

      o     mechanical equipment and facility performance problems and

      o     the availability of materials and equipment.

Such risks could result in:

      o damage to, or destruction of, mineral properties or production facilities,

      o     personal injury or death,

      o     environmental damage,

      o     delays in mining,

      o     monetary losses and

      o     possible legal liability.

Industrial accidents could have a material adverse effect on our future business and operations. Although as we move forward in the development of any of our properties we plan to maintain insurance within ranges of coverage consistent with industry practice, we cannot be certain that this insurance will cover the risks associated with mining or that we will be able to maintain insurance to cover these risks at economically feasible premiums. We also might become subject to liability for pollution or other hazards which we cannot insure against or which we may elect not to insure against because of premium costs or other reasons. Losses from such events could have a material adverse effect on us.

      Calculation of reserves and metal recovery dedicated to future production is not exact, might not be accurate and might not accurately reflect the economic viability of our properties.

All of the mineral properties in which we have an interest or right are in the exploration stages only and are without reserves of gold or other minerals. If and when we can prove such reserves, reserve estimates may not be accurate. There is a degree of uncertainty attributable to the calculation of reserves, resources and corresponding grades being dedicated to future production. Until reserves or resources are actually mined and processed, the quantity of reserves or resources and grades must be considered as estimates only. In addition, the quantity of reserves or resources may vary depending on metal prices. Any material change in the quantity of reserves, resource grade or stripping ratio may affect the economic viability of our properties. In addition, there can be no assurance that mineral recoveries in small scale laboratory tests will be duplicated in large tests under on-site conditions or during production.

      We are dependent on the efforts of certain key personnel and contractors, the loss of whose services could have a materially adverse effect on our operations.

We are dependent on a relatively small number of key personnel, the loss of any one of whom could have an adverse effect on us. In addition, while certain of our officers and directors have experience in the exploration and operation of gold producing properties, we will remain highly dependent upon contractors and third parties in the performance of our exploration and development activities. As such there can be no guarantee that such contractors and third parties will be available to carry out such activities on our behalf or be available upon commercially acceptable terms.

      There are uncertainties as to title matters in the mining industry. We believe that we have good title to our properties; however, defects in such title could have a material adverse effect on us.

We have investigated our rights to explore, exploit and develop our various properties in manners consistent with industry practice and, to the best of our knowledge, those rights are in good standing. However, we cannot assure that the title to or our rights of ownership of either the El Chanate concessions or our Leadville properties will not be challenged or impugned by third parties or governmental agencies. In addition, there can be no assurance that the properties in which we have an interest are not subject to prior unregistered agreements, transfers or claims and title may be affected by undetected defects. Any such defects could have a material adverse effect on us.

      Should we successfully commence mining operations in the future, our ability to remain profitable, should we become profitable, will be dependent on our ability to find, explore and develop additional properties. Our ability to compete for such additional properties will be hindered by competition.

The acquisition of gold properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staffs, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties.

      Our property interests in Mexico are subject to the risks of doing business in foreign countries.

We face risks normally associated with any conduct of business in foreign countries with respect to our El Chanate project in Sonora, Mexico, including various levels of political and economic risk. The occurrence of one or more of these events could have a material adverse impact on our efforts or future operations which, in turn, could have a material adverse impact on our future cash flows, earnings, results of operations and financial condition. These risks include the following:

o     labor disputes,

o     invalidity of governmental orders,

o     uncertain or unpredictable political, legal and economic environments,

o     war and civil disturbances,

o     changes in laws or policies,

o     taxation,

o delays in obtaining or the inability to obtain necessary governmental permits,

o     governmental seizure of land or mining claims,

o     limitations on ownership,

o     limitations on the repatriation of earnings,

o     increased financial costs,

o import and export regulations, including restrictions on the export of gold, and

o     foreign exchange controls.

These risks may limit or disrupt the project, restrict the movement of funds or impair contract rights or result in the taking of property by nationalization or expropriation without fair compensation.

      Gold is sold in the world market in U.S. dollars; however, we may incur a significant amount of our expenses in Mexican pesos. If and when we sell gold, if applicable currency exchange rates fluctuate our revenues and results of operations may be materially and adversely affected.

If and when we commence sales of gold, such sales will be made in the world market in U.S. dollars. We may incur a significant amount of our expenses in Mexican pesos. As a result, our financial performance would be affected by fluctuations in the value of the Mexican peso to the U.S. dollar. At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented there can be no assurance that such arrangements will be available, be cost effective or be able to fully offset such future currency risks.

                        RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001 the Financial Accounting Standards Board, ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 replaces APB Opinion No. 16 and eliminates pooling-of-interest accounting prospectively. It also requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. There have been no acquisitions completed since June 30, 2001 and all previous acquisitions have been accounted for using the purchase method.

In October 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. We will adopt SFAS 144 in fiscal 2003 and do not expect that the application of the provisions of SFAS 144 will have a material impact on our consolidated financial statements.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning the directors and executive officers of the Company:

                               First
                               Became
Name                    Age    Director   Position
----                    ---    --------   --------

Gifford A. Dieterle     70     9/22/82    President, Treasurer
                                          & Chairman of the Board

Robert Roningen         68     9/14/93    Director, Senior Vice President,
                                          Secretary

Jack V. Everett         81     1/25/95    Director, Vice President - Exploration

Roger A Newell          59     8/28/00    Director, Vice President -
                                          Development

Jeffrey W. Pritchard    44     1/27/00    Director, Vice President -
                                          Investor Relations

J. Scott Hazlitt        50                Vice President - Mine Development

Directors are elected at the meeting of shareholders called for that purpose and hold office until the next shareholders meeting called for that purpose or until their resignation or death. Officers of the corporation are elected by the directors at meetings called by the directors for its purpose.

GIFFORD A. DIETERLE, President, Treasurer and Chairman of the Board of Directors of the Company. Mr. Dieterle was appointed President in September 1997 following the resignation of Donald W. Wilson. He has been the Company's Chairman and Treasurer since 1981. His highest educational degree is a M.S. in Geology obtained from New York University. From 1977 until July 1993, he was Chairman, Treasurer, and Executive Vice-President of Franklin Consolidated Mining Company. From 1965 to 1987, he was lecturer in geology at the City University of N.Y. (Hunter Division). Since 1962, he has been a consulting geologist engaged in the geological evaluation of oil and mineral properties. Mr. Dieterle has been Secretary-Treasurer of South American Minerals Inc. since 1997 and a director of that company since 1996.

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

JACK V. EVERETT, Vice President - Exploration and Director, has been a consulting mining geologist since 1971, with expertise in all phases of exploration for base and precious metals. Following his 1947 graduation from Michigan State University, he was District Geologist for Pickands Mather & Company on the Cuyuna Iron Range, Minnesota. From 1951 to 1970, he was Chief Geologist and Exploration Manager for W.S. Moore Company, Duluth, Minnesota an iron mining company with gold and base metal sulfide holdings in the U.S. and Canada.

ROGER A. NEWELL, Vice President - Development and Director, has been in the mining industry for over 30 years. From 1977 through 1989, he served as Exploration Manager/Senior Geologist for the Newmont Mining Company and, from 1989 through 1995, was the Exploration Manager for Gold Fields Mining Company. He was Vice President Development, for Western Exploration Company from 1997 through 2000. He has been self-employed as a geologist since 2001. His highest educational degree is a Ph.D. in mineral exploration from Stanford University.

JEFFREY W. PRITCHARD, Vice President - Investor Relations and Director, has worked for the Company since 1996. He has been in the marketing/public relations field since receiving a Bachelor's degree from the State University of New York in 1979. Jeff has served as the Director of Marketing for the New Jersey Devils (1987-1990) and as the Director of Sales for the New York Islanders (1985-1987). He also was an Executive Vice President with Long Island based Performance Network, a marketing and publishing concern from 1990 through 1995.

J. SCOTT HAZLITT, Vice President - Mine Operations, has been a geologist since 1974. He has been providing geological consulting services to the Company since November 1999. From 1995 to 1999, he was chief Geologist for Getchell Gold Corp. Mr. Hazlitt received a B.S. degree in Geology from Fort Lewis college in 1974 and a M.S. degree in Economic Geology from Colorado State University in 1985.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, except that Mr. Shevchenko failed to file Forms 4 and Mr. Hazlitt failed to file a Form 3..

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

                           SUMMARY COMPENSATION TABLE

                                                                          Long-Term Compensation
                                                             --------------------------------------------
                               Annual Compensation                   Awards                Payouts
                       -----------------------------------   ----------------------   -------------------
        (a)            (b)       (c)      (d)      (e)          (f)         (g)         (h)        (i)
-------------------    ----    ------     ---    ---------   ---------    ---------   -------   ---------
                                                 Other       Restrict-                          All Other
                                                 Annual      ed Stock                 LTIP      Compensa
Name and Principal                               Compen-     Award        Options     Payouts   -tion
Position               Year    Salary     ($)    sation($)      ($)         SARs        ($)        (i)
-------------------    ----    ------     ---    ---------   ---------    ---------   -------   ---------
Gifford A. Dieterle    2002    70,642     -0-       -0-         -0-             -0-     -0-        -0-
 Chief Executive       2001    96,350     -0-       -0-         -0-       2,000,00      -0-        -0-
  Officer              2000    47,473     -0-       -0-         -0-       1,000,00      -0-        -0-
Donald W. Wilson       2000    13,368     -0-       -0-         -0-             -0-     -0-        -0-
 Chief Executive
  Officer

The following table sets forth information with respect to the Company's Executive Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

     (a)               (b)             (c)                 (d)                (e)
------------------------------------------------------------------------------------
                                 Percent of Total
                                 Options/SARs
                     Options/    Granted to
                     SARs        Employee in         Exercise or Base     Expiration
Name                 Granted     Fiscal Year           Price ($/SH)          Date
------------------------------------------------------------------------------------
Roger A. Newell      227,273          15.7%               $.022              6-4-05
Scott Hazlitt        300,000          20.8%               $.022            11-16-03

The following table sets forth information with respect to the Company's Executive Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

         Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR

        (a)                       (b)                (c)                (d)                 (e)
-----------------------------------------------------------------------------------------------------
                                                                                        Value of
                                                                    Number of           Unexercised
                                                                    Unexercised         In-the-Money
                                                                    Options/SARs        Option/SARs
                                Shares                              at FY-End(#)        at FY-End(#)
                                Acquired on        Value            Exercisable/        Exercisable/
Name                            Exercise (#)       Realized         Unexercisable       Unexercisable
-----------------------------------------------------------------------------------------------------
Gifford A. Dieterle             227,273            $22,273            2,922,727            $90,427
Robert N. Roningen              227,273            $22,273            1,422,727            $90,427
Jack V. Everett                 250,000            $24,500              500,000                 --
Jeffrey W. Pritchard            227,273            $17,727              372,727                 --
Roger A. Newell                 227,273            $22,273            1,000,000            $29,400
Scott Hazlitt                   300,000            $30,000                   -0-                --

Directors are not compensated for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      (a) Security Ownership of Certain Beneficial Owners -- The persons set forth on the charts below are known to the Company to be the beneficial owners of more than 5% of the Company's outstanding voting Common Stock as of October 21, 2002.

      (b) Security Ownership of Management - Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management as of October 21, 2002, is set forth on the charts below.

                     Name of                Amount & Nature
                     Beneficial             of Beneficial       Approximate
Title of Class       Owner                  Ownership 10/21/02  Percentage(1)(2)
--------------       ----------             ------------------  ----------------

Common Stock         Gifford A. Dieterle*     3,738,053(2)            8.6%
Common Stock         Jack Everett*              975,000(2)            2.4%
Common Stock         Robert Roningen*         2,016,668(2)(3)         4.8%
Common Stock         Jeffrey W. Pritchard*      706,354(2)            1.7%
Common Stock         Roger A Newell*          1,000,000(2)            2.4%
Common Stock         Scott Hazlitt            1,025,000(2)            2.5%
Common Stock         Richard Shevchenko       5,038,418(2)(4)        11.5%

   All Officers and
   Directors as a
   Group (6)                                  9,461,075(2)(3)        19.9%

----------
*     Officer and/or Director of the Company.

(1) Based upon 40,637,865 shares issued and outstanding as of October 21, 2002.

(2) For Messrs. Dieterle, Everett, Roningen, Pritchard, Shevchenko, Newell and Hazlitt, includes, respectively, 2,922,727 shares, 500,000 shares, 1,422,727 shares, 372,727 shares, 3,150,000 shares, 1,000,000 shares and
      725,000 (which includes options issued subsequent to the end of Fiscal
      2002) issuable upon exercise of options and/or warrants.

(3)   Includes shares owned by Mr. Roningen's wife and children.

(4)   Includes shares owned by Mr. Shevchenko's wife.

Item 12. Certain Relationships and Related Transactions.

During the fiscal years ended July 31, 2002 and 2001, the Company paid Roger Newell $60,000 and $60,000, respectively, for professional geologist services rendered to the Company. In addition, during the fiscal year ended July 31, 2002 and subsequent thereto, the Company paid Mr. Newell a bonus of $30,000 (and will pay an additional $20,000 if and when it receives the balance owed from the sale of Minera Chanate). During the fiscal years ended July 31, 2002 and 2001, the Company paid Scott Hazlitt $96,000 per year, for professional geologist and mine management services rendered to the Company, plus expenses. Mr. Hazlitt receives $8,000 per month, plus expenses, on a month to month basis, for geological and mine management services. In addition, during the fiscal year ended July 31, 2002 and subsequent thereto, the Company paid Mr. Hazlitt a bonus of $10,000 (and will pay an additional $5,000 if and when it receives the balance owed from the sale of Minera Chanate). During the fiscal year ended July 31, 2002, the Company paid Jack Everett consulting fees of $30,000. In addition, during the fiscal year ended July 31, 2002 and subsequent thereto, the Company paid Mr. Everett a bonus of $30,000 (and will pay an additional $20,000 if and when it receives the balance owed from the sale of Minera Chanate). During the fiscal year ended July 31, 2001, the Company paid Jack Everett consulting fees of $17,500. During the fiscal year ended July 31, 2002, the Company paid Robert Roningen legal fees of $22,500. In addition, during the fiscal year ended July 31, 2002 and subsequent thereto, the Company paid Mr. Roningen a bonus of $30,000 (and will pay an additional $20,000 if and when it receives the balance owed from the sale of Minera Chanate). During the fiscal year ended July 31, 2002 and subsequent thereto, the Company paid Gifford Dieterle a bonus of $7,800 (and will pay an additional $15,600 if and when it receives the balance owed from the sale of Minera Chanate). During the fiscal year ended July 31, 2002 and subsequent thereto, the Company paid Jeff Pritchard a bonus of $10,000 (and will pay an additional $5,000 if and when it receives the balance owed from the sale of Minera Chanate).

On October 29, 2002, the Company issued to Scott Hazlitt options to purchase 400,000 shares that expire on March 15, 2002 and are exercisable at $.22 per share, and options to purchase 300,000 shares that expire on February 1, 2007 and are exercisable at $.22 per share.

On February 14, 2002 the Company issued to Scott Hazlitt an option to purchase 300,000 shares. These options expire November 16, 2003 and were exercisable at $.22 per share (the exercise price was subsequently reduced to $.022 per share). Mr. Hazlitt exercised these options.

On June 4, 2002, the Company issued to Roger Newell an option to purchase 227,273 shares. These options expire June 4, 2005 and are exercisable at $.022 per share.

On April 17, 2001, the Company issued to Roger Newell an option to purchase 200,000 shares. These options expire on April 17, 2004 and are exercisable at $.22 per share.

On November 16, 2000, the Company issued to the following members of the Board, Officers and others as compensation for services rendered during the past 12 months. These services are in the form of geology, property acquisition and leasing, public relations, administration and capital acquisition. The options are granted for a period of three years and are exercisable at a price of $.22 per share, except as noted. The quantities of options issued per individual are based upon their contribution to the Company: Gifford Dieterle- 2,000,000 shares, Robert Roningen - 500,000, Jack V. Everett - 500,000 shares, Jeffrey Pritchard - 500,000 shares (the exercise price with regard to 127,273 options was reduced on November 26, 2001 to $.022 per share), Roger Newell - 500,000 shares (the exercise price was reduced on April 17, 2001 to $.022 per share) and Richard Shevchenko - 2,500,000 shares (the exercise price with regard to 227,273 options was reduced on November 26, 2001 to $.022 per share).

On September 13, 2000, the Company issued to Roger A. Newell an option to purchase 300,000 shares of stock at $.22 per share (the exercise price was reduced on April 17, 2001 to $.022 per share).

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

      3.c   By-Laws of Company (1)

      10.a  Mining Claims (1)

      10.b  Stock Purchase Option Agreement from AngloGold (2)

      10.c  Letter of Intent with International Northair Mines Ltd. (2)

      10.d March 30, 2002 Minera Chanate Stock Purchase and Sale and Security Agreement (Sale by us and Holding of all of the stock of Minera Chanate) (In Spanish).(3)

      10.e English summary of March 30, 2002 Minera Chanate Stock Purchase and Sale and Security Agreement.(3)

      10.f  Agreement between Santa Rita and Grupo Minero FG.(4)

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

      (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2002 filed with the Commission on or about June 20, 2002, and incorporated herein by this reference.

      (4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended January 31, 2002 filed with the Commission on or about March 25, 2002, and incorporated herein by this reference.

      Reports of Form 8-K

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

                                        LEADVILLE MINING AND MILLING CORP.


                                        By: /s/ Gifford A. Dieterle, Pres.
                                            ------------------------------------
Dated:                                      Gifford A. Dieterle, President
Dated: Dated: October 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                       TITLE                        DATE
----------                       -----                        ----


/s/ Gifford A. Dieterle          President,                   October 29, 2002
--------------------------       Treasurer,
Gifford A. Dieterle              Principal Financial
                                 and Accounting
                                 Officer and Chairman
                                 of the Board of Directors


/S/ Jack V. Everett              V.P, Director                October 29, 2002
--------------------------
Jack Everett


/s/ Robert Roningen              Senior V.P,
--------------------------       Secretary, Director          October 29, 2002
Robert Roningen


/s/ Roger A. Newell              Director                     October 29, 2002
--------------------------
Roger A. Newell


/s/ Jeffrey W. Pritchard         Director                     October 29, 2002
--------------------------
Jeffrey W. Pritchard

                                 CERTIFICATIONS

Certifications pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

      I, Gifford A. Dieterle, Chief Executive Officer of Leadville Mining and Milling Corp. (the "Company") certify that:

      (1) I have reviewed this annual report on Form 10-KSB of the Company;

      (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.


                                        /s/ Gifford A. Dieterle
                                        -----------------------
                                        Gifford A. Dieterle
                                        Chief Executive Officer
                                        October 29, 2002

      I, Gifford A. Dieterle, Chief Financial Officer of Leadville Mining and Milling Corp. (the "Company") certify that:

      (1) I have reviewed this annual report on Form 10-KSB of the Company;

      (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.


                                        /s/ Gifford A. Dieterle
                                        -----------------------
                                        Gifford A. Dieterle
                                        Chief Financial Officer
                                        October 29, 2002

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

                                 NOT APPLICABLE.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       FILED WITH THE ANNUAL REPORT OF THE
                             COMPANY ON FORM 10-KSB

                        FOR THE YEAR ENDED JULY 31, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

CONSOLIDATED BALANCE SHEET AS OF JULY 31, 2002, LEADVILLE MINING AND MILLING
CORP.

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2002 AND JULY 31, 2001, AND FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2002, LEADVILLE MINING AND MILLING CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2002, LEADVILLE MINING AND MILLING CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2002 AND JULY 31, 2001, AND FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2002, LEADVILLE MINING AND MILLING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

Other schedules not submitted are omitted, because the information is included elsewhere in the financial statements or the notes thereto, or the conditions requiring the filing of these schedules are not applicable.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Shareholders of
Leadville Mining and Milling Corp.

We have audited the accompanying consolidated balance sheet of Leadville Mining and Milling Corp. and Subsidiaries (A Development Stage Enterprise) as of July 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended July 31, 2002 and for the period September 17, 1982 (Inception) to July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leadville Mining and Milling Corp. and Subsidiaries (A Development Stage Enterprise) as of July 31, 2002 and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 31, 2002 and for the period September 17, 1982 (Inception) to July 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage enterprise whose operations have generated recurring losses and cash flow deficiencies from its inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
October 18, 2002

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                  JULY 31, 2002

                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                        $    149,433
  Receivable From Sale of Subsidiary                                  1,492,131
  Loans Receivable - Others                                              15,000
  Other Current Assets                                                    3,324
                                                                   ------------
      Total Current Assets                                            1,659,888
                                                                   ------------

Mining, Milling and Other Property and Equipment
  (Net of Accumulated Depreciation of $358,230)                         346,378
                                                                   ------------

Other Assets:
  Mining Reclamation Bonds                                               42,150
  Security Deposits                                                       8,435
                                                                   ------------
      Total Other Assets                                                 50,585
                                                                   ------------

Total Assets                                                       $  2,056,851
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                 $    183,032
  Accrued Expenses                                                      185,063
  Advance Payments                                                       98,922
                                                                   ------------
      Total Current Liabilities                                         467,017
                                                                   ------------

Minority Interest                                                       (32,285)
                                                                   ------------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 40,637,865 Shares                                        40,638
  Capital Paid In Excess of Par Value                                21,309,005
  Deficit Accumulated in the Development Stage                      (19,720,278)
  Accumulated Other Comprehensive Income (Loss)                          (7,246)
                                                                   ------------
     Total Stockholders' Equity                                       1,622,119
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  2,056,851
                                                                   ============

The accompany notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                    For The Period
                                                                    For The Year Ended            September 17, 1982
                                                                          July 31,                    (Inception)
                                                             --------------------------------             To
                                                                 2002                2001            July 31, 2002
                                                             ------------        ------------     ------------------
Revenues:
  Sales                                                      $         --        $         --        $         --
  Interest Income                                                   3,103               2,969             717,577
  Miscellaneous                                                        --                  --              26,276
                                                             ------------        ------------        ------------

    Total Revenues                                                  3,103               2,969             743,853
                                                             ------------        ------------        ------------

Costs and Expenses:
  Mine Expenses                                                   709,961             982,585           5,110,585
  Write-Down of Mining, Milling and Other Property and
    Equipment                                                     999,445                  --             999,445
  Selling, General and Administrative Expenses                    639,652           1,432,327           7,399,578
  Stock Based Compensation                                        222,338           7,002,500           8,554,347
  Depreciation                                                      3,105               3,823             367,726
                                                             ------------        ------------        ------------

  Total Costs and Expenses                                      2,574,501           9,421,235          22,431,681
                                                             ------------        ------------        ------------

Loss Before Other Income (Expense)                             (2,571,398)         (9,418,266)        (21,687,828)
                                                             ------------        ------------        ------------

Other Income (Expense):
  Gain on Sale of Property and Equipment                           46,116                  --              46,116
  Gain on Sale of Subsidiary                                    1,907,903                  --           1,907,903
  Option Payment                                                   70,688                  --              70,688
  Loss on Write-Off of Investment                                      --                  --             (10,000)
  Loss on Joint Venture                                                --                  --            (101,700)
                                                             ------------        ------------        ------------

      Total Other Income (Expense)                              2,024,707                  --           1,913,007
                                                             ------------        ------------        ------------

Loss Before Minority Interest                                    (546,691)         (9,418,266)        (19,774,821)

Minority Interest in Net Loss of Subsidiary                        54,543                  --              54,543
                                                             ------------        ------------        ------------

Net Loss                                                     $   (492,148)       $ (9,418,266)       $(19,720,278)
                                                             ============        ============        ============

Net Loss Per Common Share - Basic and Diluted                $       (.01)       $       (.31)
                                                             ============        ============

Weighted Average Common Shares Outstanding                     37,499,663          30,100,496
                                                             ============        ============

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2002

                                                                                  Deficit
                                                                                Accumulated
                                             Common Stock        Capital Paid     In The
                                         ---------------------   In Excess of   Development
                                          Shares        Amount     Par Value       Stage           Total
                                         ---------      ------   ------------   -----------     ----------
Balance
  September 17, 1982
  (Inception)                                   -0-     $  -0-    $       -0-     $    -0-      $       -0-

Initial Cash
  Officers - At $.001 Per Share          1,575,000      1,575             --           --            1,575

  Other Investors -
    At $.001 Per Share                   1,045,000      1,045             --           --            1,045

Initial - Mining Claims -
  Officer - At $.002 Per Share             875,000        875            759           --            1,634

Common Stock Issued For:
  Cash At $.50 Per Share                   300,000        300        149,700           --          150,000

Net Loss                                        --         --             --       (8,486)          (8,486)
                                         ---------      -----     ----------      -------       ----------

Balance - July 31, 1983                  3,795,000      3,795        150,459       (8,486)         145,768

Common Stock Issued For:
  Cash Pursuant to Initial Offering
  At $1.50 Per Share, Net of
  Offering Costs of $408,763             1,754,741      1,755      2,221,594           --        2,223,349

Net Income                                      --         --             --       48,890           48,890
                                         ---------      -----     ----------      -------       ----------

Balance - July 31, 1984                  5,549,741      5,550      2,372,053       40,404        2,418,007

Net Income                                      --         --             --       18,486           18,486
                                         ---------      -----     ----------      -------       ----------

Balance - July 31, 1985                  5,549,741      5,550      2,372,053       58,890        2,436,493

Common Stock Issued For:
  Mineral Lease At $1.00 Per Share             100         --            100           --              100

Net Income                                      --         --             --        4,597            4,597
                                         ---------      -----     ----------      -------       ----------

Balance - July 31, 1986                  5,549,841      5,550      2,372,153       63,487        2,441,190

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2002

                                                                             Deficit
                                                                           Accumulated
                                   Common Stock          Capital Paid        In The
                              ---------------------      In Excess of      Development
                                Shares       Amount       Par Value           Stage             Total
                              ---------      ------      ------------      -----------       -----------
Net Loss                             --      $   --      $        --       $  (187,773)      $  (187,773)
                              ---------      ------      -----------       -----------       -----------
Balance - July 31, 1987       5,549,841       5,550        2,372,153          (124,286)        2,253,417

Common Stock Issued For:
  Services Rendered At
    $1.00 Per Share              92,000          92           91,908                --            92,000

Net Loss                             --          --               --          (328,842)         (328,842)
                              ---------      ------      -----------       -----------       -----------

Balance - July 31, 1988       5,641,841       5,642        2,464,061          (453,128)        2,016,575

Net Loss                             --          --               --          (379,852)         (379,852)
                              ---------      ------      -----------       -----------       -----------

Balance - July 31, 1989       5,641,841       5,642        2,464,061          (832,980)        1,636,723

Common Stock Issued For:
  Cash:
    At $.70 Per Share           269,060         269          194,219                --           194,488
    At $.50 Per Share           387,033         387          199,443                --           199,830
  Services:
    At $.50 Per Share            68,282          68           34,073                --            34,141
  Commissions:
    At $.70 Per Share            15,000          15              (15)               --                --

Commissions Paid                     --          --           (2,100)               --            (2,100)

Net Loss                             --          --               --          (529,676)         (529,676)
                              ---------      ------      -----------       -----------       -----------

Balance - July 31, 1990       6,381,216       6,381        2,889,681        (1,362,656)        1,533,406

Common Stock Issued For:
  Cash At $.60 Per Share        318,400         319          180,954                --           181,273

Net Loss                             --          --               --          (356,874)         (356,874)
                              ---------      ------      -----------       -----------       -----------

Balance - July 31, 1991       6,699,616       6,700        3,070,635        (1,719,530)        1,357,805

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2002

                                                                             Deficit
                                                                           Accumulated
                                   Common Stock          Capital Paid        In The
                              ---------------------      In Excess of      Development
                                Shares       Amount       Par Value           Stage             Total
                              ---------      ------      ------------      -----------       -----------
Common Stock Issued For:
  Cash:
    At $.30 Per Share           114,917      $  115      $    34,303       $        --       $    34,418
    At $.50 Per Share             2,000           2              998                --             1,000
    At $.60 Per Share            22,867          23           13,698                --            13,721
    At $.70 Per Share            10,000          10            6,990                --             7,000
    At $.80 Per Share             6,250           6            4,994                --             5,000
    At $.90 Per Share             5,444           5            4,895                --             4,900
  Services:
    At $.32 Per Share            39,360          39           12,561                --            12,600
    At $.50 Per Share            92,353          93           46,084                --            46,177
  Exercise of Options:
    At $.50 Per Share By
      Related Party             100,000         100           49,900                --            50,000

Net Loss                             --          --               --          (307,477)         (307,477)
                              ---------      ------      -----------       -----------       -----------

Balance - July 31, 1992       7,092,807       7,093        3,245,058        (2,027,007)        1,225,144

Common Stock Issued For:
  Cash:
    At $.30 Per Share           176,057      $  176      $    51,503       $        --       $    51,679
    At $.50 Per Share           140,000         140           69,964                --            70,104
    At $.60 Per Share            10,000          10            5,990                --             6,000
    At $.70 Per Share            17,000          17           11,983                --            12,000
    At $1.00 Per Share           50,000          50           49,950                --            50,000
  Services:
    At $.50 Per Share           495,556         496          272,504                --           273,000
  Commissions:
    At $.50 Per Share            20,220          20              (20)               --                --

Commissions Paid                     --          --           (1,500)               --            (1,500)

Net Loss                             --          --               --          (626,958)         (626,958)
                              ---------      ------      -----------       -----------       -----------

Balance - July 31, 1993       8,001,640       8,002        3,705,432        (2,653,965)        1,059,469

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2002

                                                                             Deficit
                                                                           Accumulated
                                   Common Stock          Capital Paid        In The
                              ---------------------      In Excess of      Development
                                Shares       Amount       Par Value           Stage             Total
                              ---------     -------      ------------      -----------       -----------
Common Stock Issued For:
  Cash:
    At $.30 Per Share           249,330     $   150      $    43,489       $        --       $    43,639
    At $.50 Per Share           377,205         377          189,894                --           190,271
Services:
    At $.30 Per Share           500,000         500          149,500                --           150,000
    At $.50 Per Share           130,000         130           71,287                --            71,417
    At $.50 Per Share
      By Related Party           56,000         156           77,844                --            78,000
    At $.70 Per Share             4,743           4            3,316                --             3,320
Exercise of Options For
Services:
    At $.50 Per Share            35,000          35           17,465                --            17,500
    At $.50 Per Share
     By Related Party           150,000         150           74,850                --            75,000

Net Loss                             --          --               --          (665,909)         (665,909)
                              ---------     -------      -----------       -----------       -----------
Balance - July 31, 1994       9,503,918       9,504        4,333,077        (3,319,874)        1,022,707

Common Stock Issued For:
  Cash:
    At $.30 Per Share           150,000     $   150      $    49,856       $        --       $    50,006
    At $.40 Per Share           288,200         288          115,215                --           115,503
    At $.50 Per Share           269,611         270          132,831                --           133,101
    At $.60 Per Share           120,834         121           72,379                --            72,500
    At $.70 Per Share            23,000          23           16,077                --            16,100
Services:
    At $.40 Per Share           145,000         145           60,755                --            60,900
    At $.50 Per Share            75,000          75           34,925                --            35,000
Exercise of Options For:
  Cash:
  At $.50 Per Share
    By Related Party            350,000         350          174,650                --           175,000
Services:
  At $.50 Per Share              35,000          35           17,465                --            17,500

Commissions Paid                     --          --           (1,650)               --            (1,650)

Net Loss                             --          --               --          (426,803)         (426,803)
                              ---------     -------      -----------       -----------       -----------

Balance - July 31, 1995       10,960,563     10,961        5,005,580        (3,746,677)        1,269,864

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2002

                                                                             Deficit
                                                                           Accumulated
                                   Common Stock          Capital Paid        In The
                              ---------------------      In Excess of      Development
                                Shares       Amount       Par Value           Stage             Total
                              ---------     -------      ------------      -----------       -----------
Common Stock Issued For:
  Cash:
    At $.40 Per Share            75,972     $    76      $    30,274       $        --       $    30,350
    At $.50 Per Share           550,423         550          270,074                --           270,624
    At $.60 Per Share           146,773         147           87,853                              88,000
    At $.70 Per Share            55,722          56           38,949                              39,005
    At $.80 Per Share           110,100         110           87,890                              88,000

Services:
    At $.40 Per Share           104,150         104           38,296                --            38,400
    At $.50 Per Share            42,010          42           20,963                --            21,005
    At $.60 Per Share             4,600           5            2,755                               2,760
    At $.70 Per Share           154,393          15          107,920                             108,075

  Commissions:
     At $.35 Per Share           23,428          23              (23)
     At $.50 Per Share           50,545          50              (50)
     At $.60 Per Share            2,000           2               (2)
     At $.70 Per Share           12,036          12              (12)

  Exercise of Options:
    Cash:
      At $.35 Per Share
        By Related Party         19,571          20            6,830                               6,850

    Services:
      At $.35 Per Share
        By  Related Party       200,429         200           69,950                --            70,150
      At $.50 Per Share          95,000          95           47,405                --            47,500

    Compensation Portion of
      Options Exercised              --          --          261,500                --           261,500

Net Loss                             --          --               --          (956,043)         (956,043)
                              ---------     -------      -----------       -----------       -----------

Balance - July 31, 1996       12,607,715     12,608        6,076,152        (4,702,720)        1,386,040

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2002

                                                                             Deficit
                                                                           Accumulated
                                   Common Stock          Capital Paid        In The
                              ---------------------      In Excess of      Development
                                Shares       Amount       Par Value           Stage             Total
                              ---------     -------      ------------      -----------       -----------
Common Stock Issued For:
  Cash:
    At $.35 Per Share            50,000     $    50      $    17,450       $        --       $    17,500
    At $.40 Per Share           323,983         324          128,471                --           128,795
    At $.50 Per Share           763,881         762          381,174                --           381,936
    At $.60 Per Share            16,667          17            9,983                --            10,000
    At $.70 Per Share             7,143           7            4,993                --             5,000
    At $.80 Per Share            28,750          29           22,971                --            23,000

  Services:
    At $.50 Per Share           295,884         296          147,646                --           147,942

  Commissions:
     At $.35 Per Share           44,614          45              (45)
     At $.40 Per Share           41,993          42              (42)
     At $.50 Per Share           37,936          38              (38)

  Expense:
     At $.35 Per Share            8,888           9            3,099                               3,108
     At $.40 Per Share            9,645          10            3,848                               3,858

  Property and Equipment
      At $.60 Per Share           7,500           8            4,492                               4,500

  Exercise of Options
    Services:
      At $.35 Per Share
        By Related Party        136,301         136           47,569                              47,705

Net Loss                             --          --               --          (805,496)         (805,496)
                              ---------     -------      -----------       -----------       -----------

Balance - July 31, 1997       14,380,900     14,381        6,847,723        (5,508,216)        1,353,888

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2002

                                                                             Deficit
                                                                           Accumulated
                                   Common Stock          Capital Paid        In The
                              ---------------------      In Excess of      Development
                                Shares       Amount       Par Value           Stage             Total
                              ---------     -------      ------------      -----------       -----------
Common Stock Issued For:
  Cash:
    At $.20 Per Share            10,000     $    10      $     1,990       $        --       $     2,000
    At $.25 Per Share           100,000         100           24,900                --            25,000
    At $.27 Per Share            45,516          46           12,244                --            12,290
    At $.28 Per Share           150,910         151           41,349                --            41,500
    At $.30 Per Share            60,333          60           18,040                --            18,100
    At $.31 Per Share             9,677          10            2,990                --             3,000
    At $.32 Per Share            86,750          87           27,673                --            27,760
    At $.33 Per Share           125,364         125           41,245                --            41,370
    At $.35 Per Share            75,144          75           26,225                --            26,300
    At $.38 Per Share            49,048          49           18,311                --            18,360
    At $.40 Per Share           267,500         268          106,732                --           107,000
    At $.45 Per Share            65,333          65           29,335                --            29,400
    At $.50 Per Share           611,184         610          304,907                --           305,517

Services:
    At $.23 Per Share            48,609          49           11,131                --            11,180

Exercise of Options:
  Services:
    At $.22 Per Share            82,436          82           18,054                --            18,136
    At $.35 Per Share           183,846         184           64,162                --            64,346

Compensation:
    At $.22 Per Share           105,000         105           22,995                --            23,100
    At $.35 Per Share            25,000          25            8,725                --             8,750

Commissions:
    At $.22 Per Share            67,564          68              (68)               --
    At $.35 Per Share           291,028         291             (291)               --

Net Loss                             --          --               --          (807,181)         (807,181)
                              ---------     -------      -----------       -----------       -----------

Balance - July 31, 1998       16,841,142     16,841        7,628,372        (6,315,397)        1,329,816

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2002

                                                                             Deficit
                                                                           Accumulated
                                   Common Stock          Capital Paid        In The
                              ---------------------      In Excess of      Development
                                Shares       Amount       Par Value           Stage             Total
                              ---------     -------      ------------      -----------       -----------
Common Stock Issued For:
  Cash:
    At $0.20 Per Share           12,500     $    13      $     2,487       $        --       $     2,500
    At $0.22 Per Share           45,454          45            9,955                --            10,000
    At $0.25 Per Share          248,788         249           61,948                --            62,197
    At $0.27 Per Share          132,456         132           35,631                --            35,763
    At $0.28 Per Share          107,000         107           30,493                --            30,600
    At $0.29 Per Share           20,000          20            5,780                --             5,800
    At $0.30 Per Share           49,333          49           14,751                --            14,800
    At $0.32 Per Share          152,725         153           48,719                --            48,872
    At $0.33 Per Share          149,396         149           49,151                --            49,300
    At $0.35 Per Share          538,427         538          187,912                --           188,450
    At $0.40 Per Share           17,000          17            6,783                --             6,800
    At $0.50 Per Share           53,000          53           26,447                --            26,500
    At $0.55 Per Share            6,000           6            3,294                --             3,300
    At $0.65 Per Share           33,846          34           21,966                --            22,000
    At $0.68 Per Share           13,235          13            8,987                --             9,000
    At $0.70 Per Share          153,572         154          107,346                --           107,500
    At $0.90 Per Share           57,777          58           51,942                --            52,000
    At $1.00 Per Share           50,000          50           49,950                --            50,000
    At $1.10 Per Share          150,000         150          164,850                --           165,000

Expenses:
    At $0.21 Per Share           37,376          37            7,812                --             7,849
    At $0.30 Per Share           19,450          19            5,816                --             5,835
    At $0.36 Per Share           34,722          35           12,465                --            12,500

Commission:
    At $0.21 Per Share          158,426         158             (158)               --                --
    At $0.25 Per Share           28,244          28              (28)               --                --
    At $0.30 Per Share          132,759         133             (133)               --                --
    At $0.35 Per Share           40,000          40              (40)               --                --

Services:                        95,238          95           19,905                --            20,000
    At $0.25 Per Share           17,000          17            4,233                --             4,250
    At $0.30 Per Share          145,941         146           43,636                --            43,782
    At $0.50 Per Share           71,808          72           35,832                --            35,904

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2002

                                                                             Deficit
                                                                           Accumulated
                                   Common Stock          Capital Paid        In The
                              ---------------------      In Excess of      Development
                                Shares       Amount       Par Value           Stage             Total
                              ---------     -------      ------------      -----------       -----------
Compensation portion of
  Cash Issuances                     --     $    --      $   618,231       $        --       $   618,231

Compensation Portion of
  Options Granted                    --          --           48,000                --            48,000

Exercise of Options:
  Cash
    At $0.10 Per Share          510,000         510           50,490                --            51,000

Services:
    At $0.70 Per Share          100,000         100           69,900                --            70,000

Compensation Portion of
  Options Exercised                  --          --          256,900                --           256,900

Net Loss                             --          --               --        (1,964,447)       (1,964,447)
                              ---------     -------      -----------       -----------       -----------

Balance - July 31, 1999       20,222,615     20,221        9,689,625        (8,279,844)        1,430,002

Common Stock Issued For:
  Cash:
    At $.18 Per Share            27,778          28            4,972                --             5,000
    At $.20 Per Share           482,500         483           96,017                --            96,500
    At $.21 Per Share            47,500          47            9,953                --            10,000
    At $.22 Per Share           844,821         845          185,012                --           185,857
    At $.30 Per Share           100,000         100           29,900                --            30,000
    At $.35 Per Share           280,000         280           97,720                --            98,000
    At $.37 Per Share            56,000          56           19,944                --            20,000
    At $.38 Per Share           100,000         100           37,900                --            38,000
    At $.40 Per Share           620,000         620          247,380                --           248,000
    At $.42 Per Share            47,715          48           19,952                --            20,000
    At $.45 Per Share           182,445         182           81,918                --            82,100
    At $.50 Per Share           313,000         313          156,187                --           156,500
    At $.55 Per Share           122,778         123           67,377                --            67,500
    At $.58 Per Share            12,069          12            6,988                --             7,000

Expenses:
    At $.20 Per Share             4,167           4              829                --               833
    At $.22 Per Share            46,091          46           10,094                --            10,140

Compensation Portion                 --          --           94,430                --            94,430

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2002

                                                                             Deficit
                                                                           Accumulated
                                   Common Stock          Capital Paid        In The
                              ---------------------      In Excess of      Development
                                Shares       Amount       Par Value           Stage             Total
                              ---------     -------      ------------      -----------       -----------
Exercise of Options:
  Services:
    At $.25 Per Share            30,000     $    30      $     7,470       $        --       $     7,500
    At $.40 Per Share            95,000          95           37,905                --            38,000
    At $.50 Per Share            25,958          26           12,954                --            12,980

Commissions:
    At $.20 Per Share            26,750          27              (27)               --                --
    At $.22 Per Share            86,909          87              (87)               --                --

Exercise of Options:
  Cash:
    At $.10 Per Share           100,000         100            9,900                --            10,000

Exercise of Options:
  Services:
    At $.22 Per Share           150,000         150           32,850                --            33,000

Stock Based Compensation             --          --          221,585                --           221,585

Net Loss                             --          --               --        (1,530,020)       (1,530,020)
                              ----------    -------      -----------       ------------      -----------

Balance - July 31, 2000
  (Unconsolidated)            24,024,096     24,023       11,178,748        (9,809,864)        1,392,907

Common Stock Issued For:
  Cash:
    At $.15 Per Share           120,000         120           17,880                --            18,000
    At $.17 Per Share            80,000          80           13,520                --            13,600
    At $.18 Per Share           249,111         249           44,591                --            44,840
    At $.19 Per Share            70,789          71           13,379                --            13,450
    At $.20 Per Share         1,322,500       1,323          261,677                --           263,000
    At $.21 Per Share            33,810          34            7,066                --             7,100
    At $.22 Per Share         2,472,591       2,473          541,497                --           543,970
    At $.23 Per Share            65,239          65           14,935                --            15,000
    At $.24 Per Share           123,337         123           29,477                --            29,600
    At $.25 Per Share           610,400         611          151,884                --           152,495
    At $.26 Per Share           625,769         626          162,074                --           162,700
    At $.27 Per Share           314,850         315           84,695                --            85,010
    At $.28 Per Share             7,143           7            1,993                --             2,000
    At $.30 Per Share            33,333          33            9,967                --            10,000
    At $.35 Per Share           271,429         272           94,728                --            95,000
    At $.38 Per Share           453,158         453          169,547                --           170,000
    At $.40 Per Share           300,000         300          119,700                --           120,000
    At $.50 Per Share            10,000          10            4,990                --             5,000

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2002

                                                                              Deficit        Accumulated
                                                                            Accumulated         Other
                                    Common Stock          Capital Paid        In The        Comprehensive
                               ----------------------     In Excess of      Development         Income
                                 Shares        Amount       Par Value          Stage            (Loss)           Total
                               ---------      -------     ------------      -----------     -------------     -----------
Compensation Portion:                 --      $   --      $    24,000           $--              $--          $   24,000

Expenses:
    At $.27 Per Share             30,000          30            8,070            --               --               8,100

Services:
    At $0.20 Per Share            33,850          34            6,736            --               --               6,770
    At $0.23 Per Share            15,000          15            3,435            --               --               3,450
    At $0.11 Per Share            87,272          87            9,513            --               --               9,600
    At $0.34 Per Share            50,000          50           16,950            --               --              17,000

Compensation Portion:                 --          --           21,777            --               --              21,777

Commission:
    At $0.11 Per Share           266,500         267             (267)           --               --                  --
    At $0.20 Per Share            26,150          26              (26)           --               --                  --
    At $0.22 Per Share            15,000          15              (15)           --               --                  --

Compensation Portion:                 --          --           36,595            --               --              36,595

Exercise of Options:
  Cash:
    At $0.02 Per Share By
      Related Party              225,000         225            4,725            --               --               4,950
    At $0.10 Per Share           200,000         200           19,800            --               --              20,000

Expenses:
    At $0.02 Per Share By
      Related Party               53,270          53            1,120            --               --               1,173

Compensation Portion:                 --          --           25,463            --               --              25,463

Commission:
    At $0.02 Per Share           350,000         350             (350)           --               --                  --

Compensation Portion:                 --          --          132,300            --               --             132,300

Commission:
    At $0.05 Per Share         1,000,000       1,000           (1,000)           --               --                  --

Compensation Portion:                 --          --          400,000            --               --             400,000

Stock Based Compensation              --          --        7,002,500            --               --           7,002,500

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2002

                                                                               Deficit       Accumulated
                                                                             Accumulated        Other
                                    Common Stock           Capital Paid        In The       Comprehensive
                               ----------------------      In Excess of      Development        Income
                                 Shares        Amount        Par Value          Stage           (Loss)          Total
                               ---------      -------      ------------      -----------    -------------    -----------
Comprehensive Loss:
Net Loss                               --          --               --        (9,418,266)         --         (9,418,266)

Equity Adjustment from
  Foreign Currency
  Translation                          --          --               --                --        (493)              (493)
                                                                                                             ----------
Total Comprehensive
  Loss                                 --          --               --                --          --         (9,418,759)
                               ----------      ------       ----------       -----------        ----         ----------

Balance - July 31, 2001        33,539,597      33,540       20,633,674       (19,228,130)       (493)         1,438,591

Common Stock Issued
  For:
    Cash:
      At $.022 Per Share        1,400,976       1,401           29,420                --          --             30,821
      At $.08  Per Share          250,000         250           19,750                --          --             20,000
      At $.10  Per Share          980,000         980           97,020                --          --             98,000
      At $.11  Per Share          145,456         145           15,855                --          --             16,000
      At $.115 Per Share          478,260         478           54,522                --          --             55,000
      At $.12  Per Share          500,000         500           59,500                --          --             60,000
      At $.125 Per Share           40,000          40            4,960                --          --              5,000
      At $.14  Per Share           44,000          44            6,116                --          --              6,160
      At $.15  Per Share          383,667         384           57,166                --          --             57,550
      At $.18  Per Share           25,000          25            4,475                --          --              4,500

Commissions:
  At $.115 Per Share               69,565          70              (70)               --          --                 --
  At $.22  Per Share              100,000         100             (100)               --          --                 --
  At $.08  Per Share               20,625          21              (21)               --          --                 --
  At $.14-$.22 Per Share          282,475         282             (282)               --          --                 --

Services:
  At $.10 Per Share                35,950          36            3,559                --          --              3,595

Exercise of Options:
  Non Cash:
    At $.022 Per Share by
      Related Party:              227,273         227            4,773                --          --              5,000

Exercise of Options:
  Cash:
    At $.022 Per Share by
      Related Parties             909,092         909           19,091                --          --             20,000
    At $.022 Per Share by
      Others                    1,205,929       1,206           25,325                --          --             26,531

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2002

                                                                               Deficit       Accumulated
                                                                             Accumulated        Other
                                    Common Stock           Capital Paid        In The       Comprehensive
                               ----------------------      In Excess of      Development        Income
                                 Shares        Amount        Par Value          Stage           (Loss)         Total
                               ---------      -------      ------------      -----------    -------------   ----------
Additional Paid-In Capital
  Arising From Investment
  In Joint Venture Subsidiary
  by Minority Interest                 --          --           51,934                --           --           51,934

Stock Based Compensation               --          --          222,338                --           --          222,338

Comprehensive Loss:
Net Loss                               --          --               --          (492,148)          --         (492,148)

Equity Adjustment from
  Foreign Currency
  Translation                          --          --               --                --       (6,753)          (6,753)
                                                                                                            ----------

Total Comprehensive
  Loss                                 --          --               --                --           --         (498,901)
                               ----------      ------      -----------      ------------      -------       ----------

Balance - July 31, 2002        40,637,865      $40,638     $21,309,005      $(19,720,278)     $(7,246)      $1,622,119
                               ==========      ======      ===========      ============      =======       ==========

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                 For The Period
                                                                    For The Year Ended         September 17, 1982
                                                                          July 31,                (Inception)
                                                              -----------------------------            To
                                                                  2002             2001          July 31, 2002
                                                              -----------       -----------    ------------------
Cash Flow From Operating Activities:
  Net Loss                                                    $  (492,148)      $(9,418,266)      $(19,720,278)
  Adjustments to Reconcile Net Loss to
    Net Cash Provided (Used) By Operating Activities:
      Depreciation                                                  3,105             3,823            367,726
      Gain on Sale of Subsidiary                               (1,907,903)               --         (1,907,903)
      Minority Interest in Net Loss of Subsidiary                 (54,543)               --            (54,543)
      Write-Down of Impaired Mining, Milling and Other
       Property and Equipment                                     999,445                --            999,445
       Gain on Sale of Property and Equipment                     (46,116)               --            (46,116)
       Loss on Write-Off of Investment                                 --                --             10,000
       Loss From Joint Venture                                         --                --            101,700
      Value of Common Stock Issued for Services                     8,595           686,226          2,755,602
      Stock Based Compensation                                    222,338         7,002,500          8,554,347
      Changes in Operating Assets and Liabilities:
       (Increase) Decrease in Other Current Assets                  2,992            (3,137)            (3,324)
       Increase in Security Deposits                               (4,768)               --             (8,435)
       Increase in Accounts Payable                               112,396             9,315            175,225
       Increase in Accrued Expenses                                62,509                --             62,509
                                                              -----------       -----------       ------------

Net Cash (Used) By Operating Activities                        (1,094,098)       (1,719,539)        (8,714,045)
                                                              -----------       -----------       ------------

Cash Flow From Investing Activities:
  Purchase of Mining, Milling and Other Property and
    Equipment                                                          --                --         (1,705,650)
  Proceeds on Sale of Mining, Milling and Other Property
    and Equipment                                                  83,638                --             83,638
  Proceeds From Sale of Subsidiary                                639,485                --            639,485
  Expenses of Sale of Subsidiary                                 (101,159)               --           (101,159)
  Advance Payments - Joint Venture                                 98,922                --             98,922
  Investment in Joint Venture                                          --                --           (101,700)
  Investment in Privately Held Company                                 --                --            (10,000)
  Net Assets of Business Acquired (Net of Cash)                        --           (42,130)           (42,130)
  Increase (Decrease) in Option Payment Payable                   (50,000)           50,000                 --
                                                              -----------       -----------       ------------

Net Cash Provided (Used) By Investing Activities                  670,886             7,870         (1,138,594)
                                                              -----------       -----------       ------------

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)

                                                                                                 For The Period
                                                                    For The Year Ended         September 17, 1982
                                                                          July 31,                (Inception)
                                                              -----------------------------            To
                                                                  2002             2001          July 31, 2002
                                                              -----------       -----------    ------------------
Cash Flow From Financing Activities:
  (Increase) Decrease in Loans Receivable -
    Related Party                                             $    11,000       $   (11,000)      $         --
  Increase (Decrease) in Loans Receivable - Others                 26,300           (26,750)           (15,000)
  Increase in Loans Payable - Officers                                 --                --             18,673
  Repayment of Loans Payable - Officers                                --                --            (18,673)
  Increase in Note Payable                                             --                --             11,218
  Payments of Note Payable                                         (5,201)           (5,199)           (11,218)
  Proceeds From Issuance of Common Stock                          399,562         1,775,716         10,401,771
  Commissions on Sale of Common Stock                                  --                --             (5,250)
  Expenses of Initial Public Offering                                  --                --           (408,763)
  Capital Contributions - Joint Venture Subsidiary                 74,192                --             74,192
  Purchase of Certificate of Deposit - Restricted                                        --             (5,000)
  (Purchase) Sale of Mining Reclamation Bond                        5,600            (6,600)           (37,150)
                                                              -----------       -----------       ------------

Net Cash Provided By Financing Activities                         511,453         1,726,167         10,004,800
                                                              -----------       -----------       ------------

Effect of Exchange Rate Changes                                    (2,728)               --             (2,728)
                                                              -----------       -----------       ------------

Increase In Cash and Cash Equivalents                              85,513            14,498            149,433

Cash and Cash Equivalents - Beginning                              63,920            49,422                 --
                                                              -----------       -----------       ------------

Cash and Cash Equivalents - Ending                            $   149,433       $    63,920       $    149,433
                                                              ===========       ===========       ============

Supplemental Cash Flow Information:
  Cash Paid For Interest                                      $        --       $        --                 --
                                                              ===========       ===========       ============

  Cash Paid For Income Taxes                                  $     1,839       $     1,217       $     28,060
                                                              ===========       ===========       ============

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                                  $   108,765       $    95,545       $    440,495
                                                              ===========       ===========       ============

  Issuance of Common Stock as Payment for Mining,
    Milling and Other Property and Equipment                  $        --       $        --       $      4,500
                                                              ===========       ===========       ============

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2002

NOTE 1 - Organization and Basis of Presentation

      Leadville Mining and Milling Corp. ("Leadville", "the Company", "we" or "us") was incorporated in February 1982 in the State of Nevada. Leadville owns rights to property located in the California Mining District, Lake County, Colorado and in the State of Sonora, Mexico and is engaged in the exploration for gold and other minerals from its properties. Substantially all of Leadville's mining activities are now being performed in Mexico. Leadville is a development stage enterprise and has elected July 31 as its fiscal year.

      On June 29, 2001 Leadville exercised an option and purchased from AngloGold North America Inc. and AngloGold (Jerritt Canyon) Corp. 100% of the issued and outstanding stock of Minera Chanate, S.A. de C.V., a subsidiary of those two companies. Minera Chanate's assets consisted of 44 exploitation and exploration concessions in the States of Sonora, Chihuahua and Guerrero, Mexico. We sometimes refer to these concessions as the El Chanate Concessions.

      Pursuant to the terms of the agreement, on December 15, 2001, Leadville made a $50,000 payment to AngloGold. AngloGold will be entitled to receive the remainder of the purchase price by way of an ongoing percentage of net smelter returns of between 2% and 4% plus 10% net profits interest (until the total net profits interest payment received by AngloGold equals $1,000,000). AngloGold's right to a payment of a percentage of net smelter returns and the net profits interest will terminate at such point as they aggregate $18,018,355. In accordance with the agreement, the foregoing payments are not to be construed as royalty payments. Should the Mexican government or other jurisdiction determine that such payments are royalties, we could be subjected to and would be responsible for any withholding taxes assessed on such payments.

      Under the terms of the agreement, Leadville has granted AngloGold the right to designate one of its wholly-owned Mexican subsidiaries to receive a one-time option to purchase 51% of Minera Chanate (or such entity that owns the Minera Chanate concessions at the time of option exercise). That Option is exercisable over a 180 day period commencing at such time as Leadville notifies AngloGold that it has made a good faith determination that it has gold-bearing ore deposits on any one of the identified group of El Chanate Concessions, when aggregated with any ore that Leadville has mined, produced and sold from such concessions, of in excess of 2,000,000 troy ounces of contained gold. The exercise price would equal twice Leadville's project costs on the properties during the period commencing on December 15, 2000 and ending on the date of such notice.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company is a development stage enterprise and since its inception has had no mining revenues and has incurred recurring losses aggregating $19,720,278. These factors raise substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 12, the Company is in the process of raising additional capital and financing. Continuation of the Company is dependent on (1) consummation of the contemplated financings, (2) achieving sufficiently profitable operations (3) subsequently maintaining adequate financing arrangements and (4) its exiting the development stage. The achievement and/or success of the Company's planned measures, however, cannot be determined at this time. These financial statements do not reflect any adjustments relating to the recoverability and classification of assets carrying amounts and classification of liabilities should the Company be unable to continue as a going concern.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2002

NOTE 2 - Summary of Significant Accounting Policies

      Principals of Consolidation

      The consolidated financial statements include the accounts of Leadville Mining and Milling Corp. and its wholly owned and majority owned subsidiaries. Leadville accounts for its Mexican joint venture operation (see Note 4) as a subsidiary since it controls the decision making process and at July 31, 2002 it owned 70% of the venture and at no time can the ownership go below 55%. All significant intercompany accounts and transactions are eliminated in consolidation.

      Cash and Cash Equivalents

      The Company considers those short-term, highly liquid investments with original maturities of three months or less as cash and cash equivalents.

      Mining, Milling and Other Property and Equipment

      Mining, milling and other property and equipment is reported at cost. It is the Company's policy to capitalize costs incurred to improve and develop the mining and milling properties. General exploration costs and costs to maintain rights and leases are expensed as incurred. Management of the Company periodically reviews the recoverability of the capitalized mineral properties and mining equipment. Management takes into consideration various information including, but not limited to, historical production records taken from previous mine operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside geologists, mine engineers, and consultants. When it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

      Depletion of mining and milling improvements will be computed at cost using the units of production method. The Company has made no provision for depletion for the years ended July 31, 2002 and 2001 as the mine and mill in Colorado were not in operation during these years. Provision is made for the depreciation of office furniture fixtures and equipment, machinery and equipment, and building. Depreciation is computed using both straight-line and accelerated methods over the estimated useful lives of the related assets which are 5 to 7 years for personal property and 32 years for real property.

      Impairment of Long-Lived Assets

      In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. During the year ended July 31, 2002 the Company performed a review of its Colorado mine and mill improvements and determined that an impairment loss should be recognized. Accordingly, at July 31, 2002 the Company reduced by $999,445 the net carrying value of certain assets relating to its Leadville, Colorado facility to $300,000, which approximates management's estimate of fair value.

      Fair Value of Financial Instruments

      The carrying value of the Company's financial instruments, including cash and cash equivalents, receivable from sale of subsidiary, loans receivable and accounts payable, approximated fair value because of the short maturity of these instruments.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2002

NOTE 2 - Summary of Significant Accounting Policies (Continued)

      Revenue Recognition

      Revenues, if any, from sales of minerals will be recognized only upon receipt of final settlement funds.

      Foreign Currency Translation

      Assets and liabilities of the Company's Mexican subsidiaries are translated to US dollars using the current exchange rate at the balance sheet date. Amounts on the statement of operations are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of other comprehensive income (loss).

      Comprehensive Income (Loss)

      Comprehensive income (loss) which is reported on the accompanying consolidated statement of stockholders' equity as a component of accumulated other comprehensive income (loss) consists of accumulated foreign translation gains and losses.

      Income Taxes

      The Company records deferred income taxes using the liability method as prescribed under the provisions of SFAS No. 109. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company's assets and liabilities. An allowance is recorded, based upon currently available information, when it is more likely than not that any or all of the deferred tax assets will not be realized. The provision for income taxes includes taxes currently payable, if any, plus the net change during the year in deferred tax assets and liabilities recorded by the Company.

      Stock-Based Compensation

      The Company accounts for stock-based compensation to its employees using the intrinsic value method in accordance with provisions of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations which requires the recognition of compensation expense over the vesting period of the option when the exercise price of the stock option granted is less than the fair value of the underlying common stock. Additionally, the Company complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") and provides pro forma disclosure of net loss and loss per share as if the fair value method has been applied in measuring compensation expense for stock options granted. Stock-based compensation related to options granted to non-employees is recognized using the fair value method in accordance with SFAS 123.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2002

NOTE 2 - Summary of Significant Accounting Policies (Continued)

      Net Loss Per Common Share

      The computation of net loss per share of common stock is computed by diving net loss for the period by the weighted average number of common shares outstanding during that period.

      Because the Company is incurring losses, the effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted net loss per share is the same as that of basic net loss per share.

      Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of receivables from the sale of Minera Chanate stock (see Note 5).

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

      Environmental Remediation Costs

      Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at July 31, 2002.

      Recent Accounting Pronouncements

      In July 2001 the Financial Accounting Standards Board, ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 replaces APB Opinion No. 16 and eliminates pooling-of-interest accounting prospectively. It also requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. There have been no acquisitions completed since June 30, 2001 and all previous acquisitions have been accounted for using the purchase method.

      In October 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. The Company will adopt SFAS 144 in fiscal 2003 and does not expect that the application of the provisions of SFAS 144 will have a material impact on the Company's consolidated financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2002

NOTE 2 - Summary of Significant Accounting Policies (Continued)

      Reclassifications

      Certain items in these financial statements have been reclassified to conform to the current period presentation.

NOTE 3 - Acquisition

      On June 29, 2001, Leadville completed the acquisition of all of the issued and outstanding common stock of Minera Chanate, S.A. de C.V. ("Minera") a Mexican corporation, at an aggregate purchase price of approximately $50,000. This transaction was accounted for under the purchase method. Accordingly, the consolidated balance sheet included the assets and liabilities of Minera at July 31, 2001 and the consolidated statement of operations includes the results of Minera operations from June 29, 2001.

      On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 2001, unaudited consolidated net loss and basic net loss per share for the year ended July 31, 2001 would have been approximately $(9,946,046) and $(.33). The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected at the beginning of fiscal 2001.

NOTE 4 - Joint Venture

      On February 23, 2002, Minera Santa Rita S. de R.L. de C.V., one of our wholly-owned Mexican subsidiaries, entered into a joint venture agreement with Grupo Minero FG S.A. de C.V. to explore, evaluate and develop the El Chanate concessions. Grupo Minero FG S.A. de C.V., referred to as FG, is a private Mexican company.

      Pursuant to the agreement with FG, the venture is being conducted in five phases. The first two phases entail continued exploration and evaluation of the mining potential of lots within the concessions. If successful, Phase two will culminate with a feasibility study. Phase one was completed during the Fall of 2002 and cost approximately $300,000. We estimate that Phase two will cost approximately $573,250 and be completed by March 1, 2003. Phase three consists of FG's contribution to the venture of mining equipment sufficient to develop the lots pursuant to the feasibility study. Phase three will occur only if the parties determine to continue and they are able to obtain outside funding for Phase four. We are unable to estimate Phase four costs at this time. Phase four involves the building of an access road, the acquisition of water extraction rights and the drilling and equipping of water wells. Phase five would entail exploitation, processing and sale of minerals on a commercial scale.

      Pursuant to the agreement, FG has paid us $75,000 to participate in the venture and contributed an additional $75,000 towards the first phase of the venture for which it received a 30% interest in the venture. The balance of the costs for Phase one and the costs for Phase two will be split equally between the parties. As mentioned above, Phase four would be funded from outside sources. Phase five funding would be provided by the parties in proportion to their respective interests in the venture.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2002

NOTE 4 - Joint Venture (Continued)

      FG's percentage of the venture can increase to 45%. It increased to 31% upon completion of Phase one; and will increase to 33% upon completion of Phase two; 37% upon its contribution of equipment in Phase three; 40% upon completion of Phase four; and 45% upon attaining optimal levels of production in Phase five. Optimal levels of production will be determined by agreement of the parties.

      The venture is terminable, among other reasons, if:

            o     its purpose is concluded or can no longer be obtained;

            o     it experiences continued non-profitability;

            o     the parties elect to terminate it at a meeting of the parties;

            o     it loses 2/3 of its assets; or

            o the parties fail to obtain the requisite financing to fund phase four by September 1, 2003.

      If FG determines that it does not want to continue to participate in the venture after the parties agree to commence Phase two, or it cannot provide its share of the funding for Phase two, Santa Rita has a 45 day option to purchase FG's interest in the venture for $127,500. If Santa Rita does not exercise this option within the 45 day period and pay the purchase price within 15 days thereafter, FG may sell its interest to another party.

      If additional contributions to the venture are needed as determined by a meeting of the parties, the parties have 30 days to elect whether they will make these contributions and an additional 15 days to make their contribution. To the extent that a party, referred to as the waiving party, does not want to pay its share or does not pay its share, the other party can make the payment and the waiving party's percentage interest in the venture will be diluted proportionately plus 10%. The waiving party can reacquire its lost interest by repaying the amount previously not paid plus a 25% penalty. These dilution provisions do not apply to Santa Rita unless and until FG has contributed $600,000 to the venture. FG can be diluted any time on or after the date it acquired its initial 30% interest.

NOTE 5 - Sale of Subsidiary Stock

      On March 20, 2002, the Company sold all of the issued and outstanding shares of stock of its wholly-owned subsidiary, Minera Chanate S.A. de C.V. ("Minera Chanate"), to an unaffiliated party for a purchase price of $2,131,616, payable in three installments. We received the first installment of $639,485 and paid commissions of $51,159 in March 2002. A second payment of $497,377 plus interest at the rate of 4.5% per annum was paid on August 9, 2002. A third payment of $994,754 plus interest at the rate of 4.5% per annum, is due and payable on or before December 9, 2002. Commissions of approximately $40,000 and and $82,000 are payable in connection with the second and third installments, respectively. Any portions of the third installment not timely paid will accrue interest at the rate of 7% per annum. Payment of the balance of the purchase price is secured by the stock of Minera Chanate. In connection with the above transaction the Company recognized a gain of $1,907,903.

      During March 2002, prior to the sale of Minera Chanate and pursuant to the FG joint venture agreement, Minera Chanate, in a series of transactions, sold all of its surface land and mining claims to Oro de Altar S. de R.L. de C.V. ("Ora"), another of our wholly-owned subsidiaries. Ora, in turn, leased the foregoing land and mining claims to Minera Santa Rita.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2002

NOTE 6 - Mining Reclamation Bonds

      These represent certificates of deposit that have been deposited as security for Mining Reclamation Bonds in Colorado. They bear interest at rates varying from 2.72% to 5.87% annually and mature at various dates in 2003 through 2005

NOTE 7 - Loans Receivable - Others

      Loans receivable - others consists of a short-term loan to an individual. It is non-interest bearing and due on demand.

NOTE 8 - Mining, Milling and Other Property and Equipment

      Mining, milling and other property and equipment consists of the following:

      Land and Mine Improvements - Mexico                         $ 46,378
      Machinery and Equipment                                      358,230
      Mining Claims and Leasehold Improvements                     106,786
      Mill and Mining Improvements                                 193,214
                                                                  --------
                                                                   704,608
      Less: Accumulated Depreciation                               358,230
                                                                  --------
                                                                  $346,378
                                                                  ========

NOTE 9 - Minority Interest

      Minority interest in the Company's 70% owned joint venture subsidiary at July 31, 2002 represents the excess of the minority interest loss over its proportionate capital.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2002

NOTE 10 - Stockholders' Equity

      At various stages in the Company's development, shares of common stock have been issued in exchange for the fair market value, as determined by the Board of Directors, for services received with a corresponding charge to operations, property and equipment or capital paid in excess of par value depending on the nature of the services provided.

       Stock Options
       -------------                          Options Outstanding
                                      --------------------------------          Weighted
                                       Number of           Price Range          Average
                                         Shares             Per Share        Exercise Price
                                      ----------           -----------       --------------
Outstanding - July 31, 2000            5,278,270              .022-.50          $   .071

  Options Granted:
      Related Parties                  4,500,000              .022-.22              .207
      Others                           4,615,000            .022- 1.75              .295

  Exercised:
    Related Parties                     (278,270)                 .022              .220
    Others                              (550,000)             .022-.22
    Expired                              (10,000)                  .22               .22
                                      ----------           -----------          --------

Outstanding - July 31, 2001           13,555,000            .022-.1.75              .181

Options Granted:
  Related Parties                        227,273                  .022              .022
  Others                               1,217,391              .022-.22              .094

Exercised:
  Related Parties                     (1,136,365)                 .022              .022
  Others                              (1,205,929)                 .022              .022
  Expired                               (930,000)             .022-.10              .071
                                      ----------           -----------          --------

Outstanding - July 31, 2002           11,727,370           $  .022-.22          $   .199
                                      ==========           ===========          ========

      Options to purchase 11,727,370 shares of common stock were exerciseable at July 31, 2002 at a weighted average exercise price of $.199 with a weighted average contractual life of 1.13 years as follows:

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2002

NOTE 10 - Stockholders' Equity (Continued)

      Options Outstanding and Exercisable by Price Range as of July 31, 2002

                                   Options Outstanding                        Options Exercisable
                     -----------------------------------------------    -----------------------------
                                       Weighted
                                       Average           Weighted                        Weighted
Range of Exercise      Number         Remaining           Average          Number         Average
     Prices          Outstanding   Contractual Life   Exercise Price    Exercisable    Exercise Price
-----------------    -----------   ----------------   --------------    -----------    --------------
    $    .022         2,795,454           .52             $  .022         2,795,454        $ .022
          .50            25,000          3.40                 .50            25,000           .50
         .115            97,826          2.25                .115            97,826          .115
          .22         8,809,090           .67                 .22         8,809,090           .22
    ---------        ----------         -----             -------        ----------        ------

    $.022-.22        11,727,370          1.13             $  .199        11,727,370        $ .199
    =========        ==========                                          ==========

      The Company recognized approximately $222,000 and $7,002,500 of stock-based compensation expense during the years ended July 31, 2002 and 2001 respectively, relating to options granted with exercise prices below the estimated fair market value of the Company's common stock at the date of grant.

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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2002

NOTE 10 - Stockholders' Equity (Continued)

      Stock Options (Continued)

      Had compensation cost for stock options granted been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                               Year Ended July 31,
                                          -----------------------------
                                             2002             2001
                                          ----------      -------------

      Net loss- as reported               $ (492,148)     $  (9,418,266)
      Net loss - pro forma                  (494,373)       (11,114,098)
      Loss per shares - as reported
            Basic                         $     (.01)     $        (.31)
      Loss per share - pro forma
            Basic                         $     (.01)     $        (.37)

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

NOTE 11 - Income Taxes

      For income tax purposes, the Company had available net operating loss carryforwards ("NOL") at July 31, 2002 of approximately $9,303,000 to reduce future federal taxable income, if any. The NOL's expire at various date through 2022. There may be certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership.

      Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for each period as a result of the following:

                                                        Year Ended July 31,
                                                     -------------------------
                                                        2002           2001
                                                     ----------     ----------

      Computed "expected" tax benefit                $3,163,020     $3,091,620
      Decrease in tax benefit resulting from net
        operating loss for which no benefit is
        currently available                           3,163,020      3,091,620
                                                     ----------     ----------
                                                     $       --     $       --
                                                     ==========     ==========

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2002

NOTE 11 - Income Taxes (Continued)

      The Company had deferred tax assets of approximately $3,163,020 at July 31, 2002 resulting primarily from net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding their future realization. The difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of $71,400 and $821,347 in 2002 and 2001, respectively.

NOTE 12 - Liquidity and Going Concern Uncertainty

      The Company is a development stage enterprise with no mining revenues and has incurred recurring losses amounting to $19,720,278 through July 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      Specific plans to obtain funding for a full scale mining operation in Mexico includes: (i) the obtaining of bank financing in order to proceed with the joint venture operations, (ii) additional capital contributions by the minority interest joint venture partner, and (iii) the raising of capital through the sale of the Company's common stock.

      There is no assurance, however, that any of the Company's proposed plans to obtain financing, raise capital and otherwise fund operations will prove successful. The Company's ability to continue as a going concern is dependent upon its ability to obtain sufficient funding as discussed above and its inability to do so will delay or cease the Company's planned operations as discussed above.

NOTE 13 - Commitments and Contingencies

      Minera Chanate Option

      Under the terms of the Minera Chanate purchase agreement, Leadville has granted AngloGold's designee to receive a one-time option to purchase 51% of Minera Chanate (or such entity that owns the Minera Chanate concessions at time of exercise) based upon the achievement of certain events (see Note 1).

      Lease Commitments

      The Company occupies office space in New York City under a non cancelable operating lease that commenced on September 1, 2002 and terminates on August 31, 2007. In addition to base rent, the lease calls for payment of utilities and other occupancy costs.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2002

NOTE 13 - Commitments and Contingencies (Continued)

      Lease Commitments (Continued)

      Approximate future minimum payments under this lease are as follows:

      Year Ending July 31,

            2003                                    $ 46,000
            2004                                      52,000
            2005                                      54,000
            2006                                      55,000
            2007                                      57,000
            2008                                       5,000
                                                    --------

                                                    $269,000
                                                    ========

      Rent expense under the office lease in New York City that expired August 31, 2002 was approximately $25,000 and $21,500 for the years ended July 31, 2002 and 2001, respectively.