Form 10QSB
period 2002-10-31
LEADVILLE MINING & MILLING CORP
filed 2002-12-16
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2002

                                       OR

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

                              Yes |X|       No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                 Class                          Outstanding at December 16, 2002
---------------------------------------         --------------------------------

Common Stock, par value $.001 per share                    41,543,121

Transitional Small Business Format (check one); Yes |_| No |X|

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals), which we consider necessary for the fair presentation of results for the three months ended October 31, 2002.

      Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2002.

      The results reflected for the three months ended October 31, 2002 are not necessarily indicative of the results for the entire fiscal year.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2002
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                        $    248,176
  Receivable From Sale of Subsidiary                                    994,754
  Loans Receivable - Others                                              18,040
  Accrued Interest Receivable                                            10,988
  Marketable Securities                                                  75,000
  Other Current Assets                                                    2,756
                                                                   ------------
     Total Current Assets                                             1,349,714
                                                                   ------------

Mining, Milling and Other Property and Equipment
  (Net of Accumulated Depreciation of $358,230)                         344,780
                                                                   ------------

Other Assets:
  Mining Reclamation Bonds                                               42,150
  Security Deposits                                                       8,435
                                                                   ------------
     Total Other Assets                                                  50,585
                                                                   ------------

Total Assets                                                       $  1,745,079
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                 $     92,456
  Accrued Expenses                                                      218,829
                                                                   ------------
     Total Current Liabilities                                          311,285
                                                                   ------------

Minority Interest                                                       (16,460)
                                                                   ------------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 40,652,880 Shares                                        40,653
  Capital Paid In Excess of Par Value                                21,381,168
  Deficit Accumulated in the Development Stage                      (19,979,650)
Accumulated Other Comprehensive Income                                    8,083
                                                                   ------------
     Total Stockholders' Equity                                       1,450,254
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  1,745,079
                                                                   ============

The accompany notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                     For the Three              For The Period
                                                                      Months Ended             September 17, 1982
                                                                        July 31,                  (Inception)
                                                            -------------------------------            To
                                                                2002               2001         October 31, 2002
                                                            ------------       ------------    ------------------
Revenues:
  Sales                                                     $         --       $         --       $         --
  Interest Income                                                 21,166                640            738,743
  Miscellaneous                                                    7,701                 --             33,977
                                                            ------------       ------------       ------------

    Total Revenues                                                28,867                640            772,720
                                                            ------------       ------------       ------------

Costs and Expenses:
  Mine Expenses                                                  163,599            152,575          5,274,184
  Write-Down of Mining, Milling and Other Property and
    Equipment                                                         --                 --            999,445
  Selling, General and Administrative Expenses                   139,105            114,271          7,538,683
  Stock Based Compensation                                            --                 --          8,554,347
  Depreciation                                                        --                581            367,726
                                                            ------------       ------------       ------------

  Total Costs and Expenses                                       302,704            267,427         22,734,385
                                                            ------------       ------------       ------------

Loss Before Other Income (Expense)                              (273,837)          (266,787)       (21,961,665)
                                                            ------------       ------------       ------------

Other Income (Expense):
  Gain on Sale of Property and Equipment                              --                 --             46,116
  Gain on Sale of Subsidiary                                          --                 --          1,907,903
  Option Payment                                                      --                 --             70,688
  Loss on Write-Off of Investment                                     --                 --            (10,000)
  Loss on Joint Venture                                               --                 --           (101,700)
                                                            ------------       ------------       ------------

           Total Other Income (Expense)                               --                 --          1,913,007
                                                            ------------       ------------       ------------

Loss Before Minority Interest                                   (273,837)          (266,787)       (20,048,658)

Minority Interest in Net Loss of Subsidiary                       14,465                 --             69,008
                                                            ------------       ------------       ------------

Net Loss                                                    $   (259,372)      $   (266,787)      $(19,979,650)
                                                            ============       ============       ============

Net Loss Per Common Share - Basic and Diluted               $       (.01)      $       (.01)
                                                            ============       ============

Weighted Average Common Shares Outstanding                    40,640,365         34,401,366
                                                            ============       ============

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                    For The Three            For The Period
                                                                    Months Ended           September 17, 1982
                                                                     October 31,              (Inception)
                                                              -------------------------            To
                                                                 2002            2001       October 31, 2002
                                                              ---------       ---------    ------------------
Cash Flow From Operating Activities:
  Net Loss                                                    $(259,372)      $(266,787)      $(19,979,650)
  Adjustments to Reconcile Net Loss to
    Net Cash Provided (Used) By Operating Activities:
      Depreciation                                                   --             581            367,726
      Gain on Sale of Subsidiary                                     --              --         (1,907,903)
      Minority Interest in Net Loss of Subsidiary               (14,465)             --            (69,008)
      Write-Down of Impaired Mining, Milling and Other
        Property and Equipment                                       --              --            999,445
       Gain on Sale of Property and Equipment                        --              --            (46,116)
       Loss on Write-Off of Investment                               --              --             10,000
       Loss From Joint Venture                                       --              --            101,700
      Value of Common Stock Issued for Services                      --              --          2,755,602
      Stock Based Compensation                                       --              --          8,554,347
      Changes in Operating Assets and Liabilities:
       Increase in Accrued Interest Receivable                  (10,988)             --            (10,988)
       (Increase) Decrease in Other Current Assets                  568          (3,462)            (2,756)
       Increase in Security Deposits                                 --              --             (8,435)
       Increase (Decrease) in Accounts Payable                  (90,576)         61,701             84,649
       Increase in Accrued Expenses                              33,766             363             96,275
                                                              ---------       ---------       ------------

Net Cash (Used) By Operating Activities                        (341,067)       (207,604)        (9,055,112)
                                                              ---------       ---------       ------------

Cash Flow From Investing Activities:
  Purchase of Mining, Milling and Other Property and
    Equipment                                                        --              --         (1,705,650)
  Proceeds on Sale of Mining, Milling and Other Property
    and Equipment                                                    --              --             83,638
  Proceeds From Sale of Subsidiary                              497,377              --          1,136,862
  Expenses of Sale of Subsidiary                                     --              --           (101,159)
  Advance Payments - Joint Venture                                   --              --             98,922
  Investment in Joint Venture                                        --              --           (101,700)
  Investment in Privately Held Company                               --              --            (10,000)
  Net Assets of Business Acquired (Net of Cash)                      --              --            (42,130)
  Increase (Decrease) in Option Payment Payable                      --              --                 --
  Purchase of Marketable Securities                             (50,000)             --            (50,000)
                                                              ---------       ---------       ------------

Net Cash Provided (Used) By Investing Activities                447,377              --           (691,217)
                                                              ---------       ---------       ------------

The accompanying notes are an integral part of the financial statements.

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                              For the Three            For The Period
                                                               Months Ended          September 17, 1982
                                                               October 31,               (Inception)
                                                        -------------------------            To
                                                           2002            2001       October 31, 2002
                                                        ---------       ---------    ------------------
Cash Flow From Financing Activities:
  (Increase) Decrease in Loans Receivable -
    Related Party                                       $      --       $   3,000       $         --
  Increase (Decrease) in Loans Receivable - Others         (3,040)         (1,500)           (18,040)
  Increase in Loans Payable - Officers                         --              --             18,673
  Repayment of Loans Payable - Officers                        --              --            (18,673)
  Increase in Note Payable                                     --              --             11,218
  Payments of Note Payable                                     --          (1,179)           (11,218)
  Proceeds From Issuance of Common Stock                    1,500         175,210         10,403,271
  Commissions on Sale of Common Stock                          --              --             (5,250)
  Expenses of Initial Public Offering                          --              --           (408,763)
  Capital Contributions - Joint Venture Subsidiary             --              --             74,192
  Purchase of Certificate of Deposit - Restricted              --              --             (5,000)
  (Purchase) Sale of Mining Reclamation Bond                   --              --            (37,150)
                                                        ---------       ---------       ------------

Net Cash Provided By Financing Activities                  (1,540)        175,531         10,003,260
                                                        ---------       ---------       ------------

Effect of Exchange Rate Changes                            (6,027)             --             (8,755)
                                                        ---------       ---------       ------------

Increase In Cash and Cash Equivalents                      98,743         (32,073)           248,176

Cash and Cash Equivalents - Beginning                     149,433          63,920                 --
                                                        ---------       ---------       ------------

Cash and Cash Equivalents - Ending                      $ 248,176       $  31,847       $    248,176
                                                        =========       =========       ============

Supplemental Cash Flow Information:
  Cash Paid For Interest                                $      --       $      --                 --
                                                        =========       =========       ============

  Cash Paid For Income Taxes                            $      --       $      --       $     28,060
                                                        =========       =========       ============

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                            $      --       $      --       $    440,495
                                                        =========       =========       ============

  Issuance of Common Stock as Payment for Mining,
    Milling and Other Property and Equipment            $      --       $      --       $      4,500
                                                        =========       =========       ============

  Transfer of Joint Venture Advance Payments into
    Joint Venture Capital                               $  98,922       $      --       $     98,922
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

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001
                                   (Unaudited)

NOTE 1 - Basis of Presentation

      The consolidated financial statements include the accounts of Leadville Mining & Milling Corp. (the "Company") and its subsidiaries, all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

NOTE 2 - Marketable Securities

      The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

      Management determines the appropriate classification of all securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company classified its marketable equity securities as available for sale securities are recorded at fair value. The Company uses the specific identification method to determine realized gains and losses. Unrealized holding gains and losses are excluded from earnings and, until realized, are reported in a separate component of stockholders' equity.

            Marketable securities are classified as current assets and are summarized as follows:

                  Marketable equity securities, at cost            $ 50,000
                                                                   ========

                  Marketable equity securities, at fair value      $ 75,000
                                                                   ========

NOTE 3 - Other Comprehensive Income (Loss) - Supplemental Non-Cash Investing Activities

      Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and net unrealized gain on available-for-sale securities and is summarized as follows:

                  Balance - July 31, 2002                          $ (7,246)
                    Equity Adjustments from Foreign
                      Currency Translation                           (9,671)
                    Unrealized Gain on Available-for-
                      Sale Securities                                25,000
                                                                   --------

                  Balance - October 31, 2002                       $  8,083
                                                                   ========

                       LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001
                                   (Unaudited)

NOTE 4 - Subsequent Events

      During December 2002, the Company received the pay off of principle and interest on the receivable on sale of subsidiary.

NOTE 5 - Related Party Transactions

      During the quarter ended October 31, 2002, the Company purchased marketable equity securities of a related company (see Note 2).

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

Many of those factors are beyond our ability to control or predict. You should not unduly rely on these forward-looking statements. These statements speak only as of the date of this report on Form 10-QSB. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to our Company and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report on Form 10-QSB and other periodic reports filed by us with the Securities and Exchange Commission.

                              Results of Operation

General

Sonora, Mexico

During the quarter ended October 31, 2002, we continued to analyze the El Chanate concessions in Mexico. As of October 31, 2002, we had reduced our property holdings to a coherent package of 12 contiguous, high priority concessions totaling approximately 3,506 hectares (8,663 acres or 13.5 square miles). Further exploration and development of the El Chanate project, assuming it is economically feasible, will mostly occur on these concessions owned by us. We also own outright 466 hectares (1,151 acres or 1.8 square miles) of surface rights at El Chanate (except for our joint venture agreement with Grupo Minero FG S.A. de C.V.) and no third party ownership or leases exist on this fee land or the El Chanate concessions.

Currently, and during the quarter ended October 31, 2002, through our engineering consultants and with Grupo Minero FG S.A. de C.V. ("FG"), we are continuing metallurgical tests to determine the most optimal and economically feasible crushing and or grinding sizes for processing the El Chanate deposit. Management believes that these studies showed that El Chanate deposits are generally suited for treatment using dilute cyanide solutions, and ore grade samples from El Chanate have shown recoveries from rock tested after crushing to minus 1/2 and 1 inch size. The result of the crushing and grinding studies show that the gold recovery increases significantly as the rock is reduced to finer particle sizes. Test work was conducted at Resources Development Inc. in Wheat Ridge, Colorado and in Mexico at the La Colorada mine laboratory, which is owned by FG, our joint venture partner. In November the Company employed Metcon Inc., of Tucson, Arizona to conduct further metallurgical testing on Chanate ores.

In August 2002, we retained SRK Consulting to conduct a Scoping Study of the proposed project at El Chanate. The Scoping Study was recently completed and we have received the definitive report. Based on our review of the Scoping Study, we believe that the prospects for a surface/heap leach mining operation at El Chanate remain positive. The Study indicated that additional metallurgical testing would be necessary to allow for preparation of a feasibility study. In addition, SRK indicated that it did not have sufficient historical information to determine the adequacy of the equipment fleet, availability of a sufficient water supply. The Study recommended additional drilling to further define the deposit. We are addressing each of these issues. Further exploratory drilling may be conducted, assuming adequate funding is available, to expand the known deposit by further infill and off set drilling, which will concentrate the present drill pattern and increase the density of drill holes. Additional core hole drilling will be conducted for geotechnical reasons. Upon completion of our evaluation, provided the results are satisfactory, and that adequate financing is available, we hope to be ready for further development and subsequent production.

Leadville, Colorado

During the quarter ended October 31, 2002, as during the fiscal year ended July 31, 2002, activity at our Leadville, Colorado properties consisted principally of mine maintenance. Primarily as a result of our focus on El Chanate, we temporarily reduced to a minimum activities in Leadville, Colorado.

On November 1, 2002, we conditionally acquire 56 properties in Leadville, Colorado having a gross acreage of approximately 594 acres. Some of the properties are classified as residential and others are classified as mining. All were purchased at the Lake County, Colorado, tax sale for the back taxes due on the properties. We paid an aggregate of approximately $13,000 for the properties.

If a property owner does not pay his property taxes the county treasurer has the right to put the property up for auction at an advertised county tax sale. Sometimes, the property owner will ask the treasurer to postpone the auction of the property for a year with the promise to pay soon. If taxes are still not paid, the auction bidder will be required to pay two years of taxes. If we pay the 'back taxes' and then 'current year' taxes for four consecutive years our ownership of a given property purchased at tax sale is final, and the deed is transferred to us. If the property owner can pay the back taxes, he is required to pay us the back taxes plus interest. The current back tax interest rate is 12% in Lake County.

We acquired these properties, especially the residential properties, as an investment. We are not required to commit to any work or maintenance on any of the properties at this time. Management believes that these are good investments. The mining properties are located in the general area of our other mining properties. There is a possibility that at some future date the zoning for the mining claims will be changed to allow residential development. Management believes that, at such time, these properties will most likely become more valuable due to their scenic location. In the time prior to any zoning change, these properties may have mineral value; however, we have no current plans to explore these mining properties.

Revenues

We generated no revenues from mining operations during the three months ended October 31, 2002 and 2001. There were de minimis non-operating revenues during the three months ended October 31, 2002 and 2001 of $28,867 and $640, respectively. The non-operating revenues for the three months ended October 31, 2002 primarily represent interest earned on the proceeds from the sale of our subsidiary, Minera Chanate.

Costs and Expenses

Over all, costs and expenses during the three months ended October 31, 2002 ($302,704) increased by $35,277 (approximately 13.2%) from the three months ended October 31, 2001 ($267,427).

Mine expenses during the three months ended October 31, 2002 ($163,579) increased by $11,024 (approximately 7.2%) from the three months ended October 31, 2001 ($152,575). We believe that the increase in mine expenses resulted primarily from work at our Mexican properties.

Selling, general and administrative expenses during the three months ended October 31, 2002 ($139,105) increased by $24,834 (approximately 21.7%) from the three months ended October 31, 2001 ($114,271). We believe that the increase was due to available capital.

There was no stock based compensation during the three months ended October 31, 2002 and October 31, 2001.

Net Income

As a result, our net loss for the three months ended October 31, 2002 was $259,372 which was $7,415 less than our $266,787 loss for the three months ended October 31, 2001.

Liquidity and Capital Resources

As of October 31, 2002, we had working capital of $1,038,429. Our plans over the next 12 months include the costs of administration, and exploration related activities in both Colorado and Mexico. In this regard, as noted in our quarterly report of form 10-QSB for the period ended January 31, 2002, we entered into a joint venture agreement with Grupo Minero FG S.A. de C.V. ("Grupo Minero") in Hermosillo to explore, evaluate and develop certain of our Mexican properties in five phases. We estimate that the balance of our portion of the costs for the first phase (anticipated to be completed by November 2002) and the second phase (anticipated to be competed by March 2003) will be approximately $500,000. We plan to pay for a significant portion of our anticipated expenses related to phases one and two with the proceeds from the sale of our subsidiary, Minera Chanate, S.A. de C.V. As explained in our annual report on form 10-KSB, historically, we have not generated any material revenues from operations and have been in a precarious financial condition. No assurance whatsoever can be given that we will be able to generate any significant revenues in the near future or, after we have depleted the proceeds from the sale of our subsidiary, that we will be able to continue as a going concern or that any of our plans with respect to our gold properties will, to a material degree, come to fruition. In order to continue our program if and when we have depleted the proceeds from the sale of our subsidiary, we will need to obtain substantial financing. While we plan to seek such financing through bank financing, private placement of our shares, joint venture partners and other arrangements, there is no assurance that we will be successful.

In addition, during the three months ended October 31, 2002, we raised approximately $1,500 through the sale of common stock.

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

      Should we successfully commence mining operations in the future, our ability to remain profitable, should we become profitable, will be dependent on our ability to find, explore and develop additional properties. Our ability to obtain such additional properties will be hindered by competition.

The acquisition of gold properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staffs, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties. As a result of such competition, we may not be able to obtain such additional properties.

      Our property interests in Mexico are subject to the risks of doing business in a foreign country.

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

      Gold is sold in the world market in U.S. dollars; however, we may incur a significant amount of our expenses in Mexican pesos. If and when we sell gold, if applicable currency exchange rates fluctuate, our revenues and results of operations may be materially and adversely affected.

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

Item 3. Controls and Procedures.

Gifford A Dieterle, our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, taking into account our limited resources and current business operations, he concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to him in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date he completed his evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            None.

Item 2. Changes in Securities

During the quarter ended October 31, 2002, we issued the following shares of our Common Stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: We sold an aggregate of 15,000 shares for an aggregate of $1,500 to one person.

Item 3. Defaults Upon Senior Securities

            None.

Item 4 Submission of Matters to a Vote of Security Holders

            None.

Item 5. Other Information

            On December 10, 2002, we received the final payment of $1,009,904 from our March 20, 2002 sale of all of the issued and outstanding shares of stock of our wholly-owned subsidiary, Minera Chanate S.A. de C.V. to an unaffiliated party. The net selling price, after deducting commissions and adding interest on installment payments, was $1,947,694.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        LEADVILLE MINING & MILLING CORPORATION
                                                     Registrant


                                        By: ____________________________________
                                                Gifford A Dieterle
                                                President/Treasurer

Date: December 16, 2002

                                  CERTIFICATION

I, Gifford A. Dieterle, Chief Executive Officer and Chief Financial Officer of Leadville Mining & Milling Corporation (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002


___________________________
Gifford A. Dieterle
Chief Executive Officer and
Chief Financial Officer