Form 10QSB
period 2003-01-31
CAPITAL GOLD CORP
filed 2003-03-21
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended January 31, 2003

                                       OR

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from       to

                         Commission File Number: 0-13078

                            CAPITAL GOLD CORPORATION
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

                     LEADVILLE MINING & MILLING CORPORATION
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  |X|          No  |_|

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

               Class                               Outstanding at March 19, 2003

Common Stock, par value $.001 per share                       41,543,129

Transitional Small Business Format (check one);  Yes  |_|   No  |X|

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals), which we consider necessary for the fair presentation of results for the three and six months ended January 31, 2003.

      Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2002.

      The results reflected for the three and six months ended January 31, 2003 are not necessarily indicative of the results for the entire fiscal year.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2003
                                   (Unaudited)

                                     ASSETS
Current Assets:
  Cash and Cash Equivalents                                        $    778,232
  Loans Receivable - Others                                              18,640
  Marketable Securities                                                  75,000
  Other Current Assets                                                   35,704
                                                                   ------------
     Total Current Assets                                               907,576
                                                                   ------------

Mining, Milling and Other Property and Equipment
  (Net of Accumulated Depreciation of $358,230)                         341,370
                                                                   ------------

Other Assets:
  Other investments                                                      12,882
  Mining Reclamation Bonds                                               42,150
  Security Deposits                                                       8,435
                                                                   ------------
     Total Other Assets                                                  63,467
                                                                   ------------

Total Assets                                                       $  1,312,413
                                                                   ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                 $     79,280
  Accrued Expenses                                                      139,910
                                                                   ------------
     Total Current Liabilities                                          219,190
                                                                   ------------

Minority Interest                                                       (45,238)
                                                                   ------------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 Shares; Issued and
    Outstanding 41,825,607 Shares                                        41,826
  Additional Paid-In Capital                                         21,516,386
  Deficit Accumulated in the Development Stage                      (20,455,782)
Accumulated Other Comprehensive Income                                   36,031
                                                                   ------------
     Total Stockholders' Equity                                       1,138,461
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  1,312,413
                                                                   ============


The accompany notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                                 For The Period
                                                      Three Months Ended              Six Months Ended          September 17,1982
                                                          January 31,                     January 31,               (Inception)
                                                 ----------------------------    ----------------------------           To
                                                     2003            2002            2003            2002        January 31, 2003
                                                 ------------    ------------    ------------    ------------   ----------------
Revenues:
  Interest Income                                $      5,828    $        393    $     26,994    $      1,033      $    744,571
  Miscellaneous                                            --              --           7,701              --            33,977
                                                 ------------    ------------    ------------    ------------      ------------
       Total Revenues                                   5,828             393          34,695           1,033           778,548
                                                 ------------    ------------    ------------    ------------      ------------

Costs and Expenses:
  Mine Expenses                                       285,381         122,156         448,980         274,731         5,559,565
  Write-Down of Mining, Milling and Other
    Property and Equipment                                 --              --              --              --           999,445
  Selling, General and Administrative Expenses        165,106         147,867         304,211         262,138         7,703,789
  Stock Based Compensation                             75,353              --          75,353              --         8,629,700
  Depreciation                                             --             582              --           1,163           367,726
                                                 ------------    ------------    ------------    ------------      ------------
       Total Costs and Expenses                       525,840         270,605         828,544         538,032        23,260,225
                                                 ------------    ------------    ------------    ------------      ------------

Loss Before Other Income (Expense)                   (520,012)       (270,212)       (793,849)       (536,999)      (22,481,677)
                                                 ------------    ------------    ------------    ------------      ------------

Other Income (Expense):
  Gain on Sale of Property and Equipment                   --              --              --              --            46,116
  Gain on Sale of Subsidiary                               --              --              --              --         1,907,903
  Option Payment                                           --              --              --              --            70,688
  Loss on Write-Off of Investment                          --              --              --              --           (10,000)
  Loss on Joint Venture                                    --              --              --              --          (101,700)
                                                 ------------    ------------    ------------    ------------      ------------
       Total Other Income (Expense)                        --              --              --              --         1,913,007
                                                 ------------    ------------    ------------    ------------      ------------

Loss Before Minority Interest                        (520,012)       (270,212)       (793,849)       (536,999)      (20,568,670)
Minority Interest in Net Loss of Subsidiary            43,880              --          58,345              --           112,888
                                                 ------------    ------------    ------------    ------------      ------------

Net Loss                                         $   (476,132)   $   (270,212)   $   (735,504)   $   (536,999)     $(20,455,782)
                                                 ============    ============    ============    ============      ============

Net Loss Per Common Share - Basic and Diluted    $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)
                                                 ============    ============    ============    ============

Weighted Average Common Shares Outstanding         41,461,871      36,467,592      41,057,376      35,434,479
                                                 ============    ============    ============    ============


The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                  For The Six            For The Period
                                                                  Months Ended         September 17, 1982
                                                                   January 31,             (Inception)
                                                           ------------------------            To
                                                               2003          2002       January 31, 2003
                                                           -----------    ---------    ------------------
Cash Flow From Operating Activities:
  Net Loss                                                 $  (735,504)   $(536,999)      $(20,455,782)
  Adjustments to Reconcile Net Loss to Net Cash
    (Used) By Operating Activities:
      Depreciation                                                  --        1,163            367,726
      Gain on Sale of Subsidiary                                    --           --         (1,907,903)
      Minority Interest in Net Loss of Subsidiary              (58,345)          --           (112,888)
      Write-Down of Impaired Mining, Milling and Other
        Property and Equipment                                      --           --            999,445
       Gain on Sale of Property and Equipment                       --           --            (46,116)
       Loss on Write-Off of Investment                              --           --             10,000
       Loss From Joint Venture                                      --           --            101,700
      Value of Common Stock Issued for Services                     --           --          2,755,602
      Stock Based Compensation                                  75,353           --          8,629,700
      Changes in Operating Assets and Liabilities:
        (Increase) in Other Current Assets                     (32,380)      (1,173)           (35,704)
        (Increase) in Security Deposits                             --           --             (8,435)
        Increase (Decrease) in Accounts Payable               (103,752)          --             71,473
        Increase (Decrease) in Accrued Expenses                (45,153)     255,653             17,356
        Other                                                       --        1,404                 --
                                                           -----------    ---------       ------------
Net Cash (Used) By Operating Activities                       (899,781)    (279,952)        (9,613,826)
                                                           -----------    ---------       ------------
Cash Flow From Investing Activities:
  Purchase of Mining, Milling and Other Property and
    Equipment                                                       --           --         (1,705,650)
  Proceeds on Sale of Mining, Milling and Other Property
    and Equipment                                                   --           --             83,638
  Proceeds From Sale of Subsidiary                           1,492,131           --          2,131,616
  Expenses of Sale of Subsidiary                                    --           --           (101,159)
  Advance Payments - Joint Venture                                  --           --             98,922
  Investment in Joint Venture                                       --           --           (101,700)
  Investment in Privately Held Company                              --           --            (10,000)
  Net Assets of Business Acquired (Net of Cash)                     --           --            (42,130)
  Purchase of Marketable Securities                            (50,000)          --            (50,000)
  Purchase of Other Investments                                (12,882)          --            (12,882)
  Payment of Option Payment Payable                                 --      (50,000)                --
                                                           -----------    ---------       ------------
Net Cash Provided (Used) By Investing Activities             1,429,249      (50,000)           290,655
                                                           -----------    ---------       ------------


The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                    F/K/A/ LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


                                                                    For the Six         For The Period
                                                                   Months Ended       September 17, 1982
                                                                    January 31,           (Inception)
                                                              ---------------------            To
                                                                2003         2002      January 31, 2003
                                                              --------    ---------    ----------------
Cash Flow From Financing Activities:
  (Increase) Decrease in Loans Receivable -
    Related Party                                             $     --    $  11,000      $         --
  (Increase) Decrease in Loans Receivable - Others              (3,640)         260           (18,640)
  Increase in Loans Payable - Officers                              --           --            18,673
  Repayment of Loans Payable - Officers                             --           --           (18,673)
  Increase in Note Payable                                          --           --            11,218
  Payments of Note Payable                                          --       (1,965)          (11,218)
  Proceeds From Issuance of Common Stock                        27,300      274,776        10,429,071
  Commissions on Sale of Common Stock                               --           --            (5,250)
  Expenses of Initial Public Offering                               --           --          (408,763)
  Capital Contributions - Joint Venture Subsidiary              50,340           --           124,532
  Purchase of Certificate of Deposit - Restricted                   --           --            (5,000)
  Purchase of Mining Reclamation Bond                               --           --           (37,150)
                                                              --------    ---------      ------------
Net Cash Provided By Financing Activities                       74,000      284,071        10,078,800
                                                              --------    ---------      ------------
Effect of Exchange Rate Changes                                 25,331           --            22,603
                                                              --------    ---------      ------------
Increase (Decrease) In Cash and Cash Equivalents               628,799      (45,881)          778,232

Cash and Cash Equivalents - Beginning                          149,433       63,920                --
                                                              --------    ---------      ------------
Cash and Cash Equivalents - Ending                            $778,232    $  18,039      $    778,232
                                                              ========    =========      ============
Supplemental Cash Flow Information:
  Cash Paid For Interest                                      $     --    $      --               --
                                                              ========    =========      ============
  Cash Paid For Income Taxes                                  $     --    $   1,440      $     28,060
                                                              ========    =========      ============
Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                                  $     --    $   8,000      $    440,495
                                                              ========    =========      ============
  Issuance of Common Stock as Payment for Mining,
    Milling and Other Property and Equipment                  $     --    $      --      $      4,500
                                                              ========    =========      ============
  Transfer of Joint Venture Advance Payments into
    Joint Venture Capital                                     $ 98,922    $      --      $     98,922
                                                              ========    =========      ============


The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (Unaudited)

NOTE 1 - Basis of Presentation

      The consolidated financial statements include the accounts of Capital Gold Corporation and its subsidiaries, which are wholly and majority owned. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

      The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and has recurring losses from operations and operating cash constraints that raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 2 - Marketable Securities

      The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

      Management determines the appropriate classification of all securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company has classified its marketable equity securities as available for sale securities and has recorded such securities at fair value. The Company uses the specific identification method to determine realized gains and losses. Unrealized holding gains and losses are excluded from earnings and, until realized, are reported in a separate component of stockholders' equity.

      Marketable securities are classified as current assets and are summarized as follows:

            Marketable equity securities, at cost          $50,000
                                                           =======
            Marketable equity securities, at fair value    $75,000
                                                           =======


NOTE 3 - Other Investments

      Other investments are carried at cost and consist of tax liens purchased on properties located in Lake County, Colorado.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (Unaudited)

NOTE 4 - Other Comprehensive Income (Loss) - Supplemental Non-Cash Investing Activities

      Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and net unrealized gain on available-for-sale securities and is summarized as follows:

            Balance - July 31, 2002                     $(7,246)
              Equity Adjustments from Foreign
                Currency Translation                     18,277
              Unrealized Gain on Available-for-
                Sale Securities                          25,000
                                                        -------
            Balance - January 31, 2003                  $36,031
                                                        =======


NOTE 5 - Stockholders' Equity

      In January 2003 the Company granted to two individuals an aggregate of 350,000 options to purchase common stock. The stock options have an exercise price of $.05 per share and expire in two years. In connection with the grant, the Company recognized stock based compensation of $75,353.

      In January 2003 the Company terminated an aggregate of 5,010,454 options to purchase common stock and re-granted the same amount of stock options to the same individuals under revised terms including an exercise price of $.05 per share and an expiration date of January 2005. The Company recognized no stock based compensation as a result of this transaction.

NOTE 6 - Subsequent Events

      During March 2003 the Company's stockholders approved an amendment to the Articles of Incorporation to change its name from Leadville Mining and Milling Corp. to Capital Gold Corporation.

      In March 2003 the Company obtained exclusive options to purchase an ore crusher and related assets for a total cost of $700,000. The Company paid $25,000 for these options, which expire on April 30, 2003, unless extended to June 30, 2003 upon payment of an additional $25,000.

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

                              Results of Operation

General

Sonora, Mexico

During the quarter ended January 31, 2003, we continued to analyze the El Chanate concessions in Mexico. As of January 31, 2003, we had reduced our property holdings to a coherent package of 12 contiguous, high priority concessions totaling approximately 3,506 hectares (8,663 acres or 13.5 square miles). Further exploration and development of the El Chanate project, assuming it is economically feasible, will mostly occur on these concessions owned by us. We also own outright 466 hectares (1,151 acres or 1.8 square miles) of surface rights at El Chanate (except for our joint venture agreement with Grupo Minero FG S.A. de C.V.) and no third party ownership or leases exist on this fee land or the El Chanate concessions.

Currently, and during the quarter ended January 31, 2003, through our engineering consultants and with Grupo Minero FG S.A. de C.V. ("FG"), we are continuing metallurgical tests to determine the most optimal and economically feasible crushing and or grinding sizes for processing the El Chanate deposit. Management believes that these studies showed that El Chanate deposits are generally suited for treatment using dilute cyanide solutions, and ore grade samples from El Chanate have shown encouraging recoveries from rock tested after crushing to 80% minus 3/8 inch size. The result of the crushing and grinding studies show that the gold recovery increases significantly as the rock is reduced to finer particle sizes. Test work was conducted at Resources Development Inc. in Wheat Ridge, Colorado and in Mexico at the La Colorada mine laboratory, which is owned by FG, our joint venture partner. In November 2002, the Company employed Metcon Inc., of Tucson, Arizona to conduct further metallurgical testing on Chanate ores. Metallurgical testing is continuing.

In August 2002, we retained SRK Consulting to conduct a Scoping Study of the proposed project at El Chanate. The Scoping Study was completed in October 2002 and we have received the definitive report. Based on our review of the Scoping Study, we believe that the prospects for a surface/heap leach mining operation at El Chanate remain positive. The Study indicated that additional metallurgical testing would be necessary to allow for preparation of a Feasibility Study. This testing is ongoing and nearing completion. In addition, SRK indicated that it did not have sufficient historical information to determine the adequacy of the equipment fleet, or the availability of a sufficient water supply. In this regard, the equipment fleet currently is being evaluated and we plan to drill our first water test well before the end of March 3003. The SRK Study also recommended additional drilling to further define the deposit. We conducted the additional exploratory drilling and we believe that no additional drilling is required at this time.

In February 2003, we retained M3 Engineering of Tucson, Arizona to begin working on a Feasibility Study. Assuming no unexpected issues arise, we anticipate that this study will be completed by June 2003.

Leadville, Colorado

During the quarter ended January 31, 2003, as during the prior quarter and the fiscal year ended July 31, 2002, activity at our Leadville, Colorado properties consisted principally of mine maintenance. Primarily as a result of our focus on El Chanate, we temporarily reduced to a minimum activity in Leadville, Colorado.

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

Revenues

We generated no revenues from mining operations during the three months ended January 31, 2003 and 2002. There were de minimis non-operating revenues during the three months ended January 31, 2003 and 2002 of $5,828 and $393, respectively. These non-operating revenues represent interest income.

Costs and Expenses

Over all, costs and expenses during the three months ended January 31, 2003 ($525,840) increased by $255,235 (approximately 94%) from the three months ended January 31, 2002 ($270,605).

Mine expenses during the three months ended January 31, 2003 ($285,381) increased by $163,225 (approximately 134%%) from the three months ended January 31, 2002 ($122,156). We believe that the increase in mine expenses resulted primarily from work at our Mexican properties.

Selling, general and administrative expenses during the three months ended January 31, 2003 ($165,106) increased by $17,239 (approximately 12%) from the three months ended January 31, 2002 ($147,867). We believe that the increase was due to increased levels of activity at our El Chanate concessions in Mexico. Our ability to increase activity was due to our receipt of funds from the sale of our Subsidiary, Minera Chanate, S.A. de C.V. ("Minera Chanate").

Stock based compensation during the three months ended January 31, 2003 was $75,353 compared to 0 for the three months ended January 31, 2002.

Gains from Changes in Foreign Exchange Rates

During the six months ended January 31, 2003, we recorded equity adjustments from foreign currency translations of $18,000. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar.

Net Income

As a result, our net loss for the three months ended January 31, 2003 was $476,132 which was $205,920 greater than our $270,212 loss for the three months ended January 31, 2002.

Liquidity and Capital Resources

As of January 31, 2003, we had working capital of $688,386. Our plans over the next 12 months include the costs of administration, and exploration related activities in Mexico and administration and holding costs in Colorado.

In this regard, as noted in prior reports, in February 2002, we entered into a joint venture agreement with Grupo Minero FG S.A. de C.V. ("Grupo Minero") in Hermosillo to explore, evaluate and develop certain of our Mexican properties in five phases. We completed the first phase in November 2002. We estimate that the balance of our portion of the costs for the second phase (anticipated to be completed by June 2003) will be approximately $350,000.

On March 13, 2003, we obtained exclusive options to purchase an ore crusher and related assets (spare parts for the crusher and certain transportable building structures) for a total cost of $700,000. FG, our joint venture partner, has agreed orally that this purchase will be pursuant to the joint venture and that FG will be responsible for 50% of the cost.

During the three months ended January 31, 2003, we received the final payment from the sale of our subsidiary, Minera Chanate in the amount of $1,009,924. After commissions of $80,777, our gross proceeds from the sale of Minera Chanate was $1,990,031.

We plan to pay for a significant portion of our anticipated expenses related to phase two of the joint venture and our portion of the acquisition of the ore crusher and related assets with the proceeds from the sale of our subsidiary, Minera Chanate. As explained in our annual report on form 10-KSB, historically, we have not generated any material revenues from operations and have been in a precarious financial condition. No assurance whatsoever can be given that we will be able to generate any significant revenues in the near future or, after we have depleted the proceeds from the sale of our subsidiary, that we will be able to continue as a going concern or that any of our plans with respect to our gold properties will, to a material degree, come to fruition. In order to continue our program if and when we have depleted the proceeds from the sale of our subsidiary, we will need to obtain substantial financing. While we plan to seek such financing through bank financing, private placement of our shares, joint venture partners and other arrangements, there is no assurance that we will be successful.

In addition, during the three months ended January 31, 2003, we raised $27,300 through the sale and issuance of common stock.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and has recurring losses from operations and operating cash constraints that raise substantial doubt about the Company's ability to continue as a going concern.

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

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at January 31, 2003.

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

Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful. Any gold exploration program entails risks relating to

      o     the location of economic bodies of minerals,

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

            o     grade and concentrate ability

            o     stripping ratio

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

The acquisition of gold properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staffs, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties. As a result of such competition, we may not be able to obtain such additional properties. Assuming that we commence profitable operations from our current properties, our inability to obtain and exploit new properties in the future would, eventually, adversely affect our ability to maintain profitable operations.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None.

Item 2. Changes in Securities THIS IS BARRY

During the quarter ended January 31, 2003, we issued the following shares of our Common Stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: We sold an aggregate of 1,187,727 shares for an aggregate of $27,300 to three persons.

Item 3. Defaults Upon Senior Securities

      None.

Item 4 Submission of Matters to a Vote of Security Holders

On March 7, 2003, at a special meeting of our stockholders, our stockholders, approved an amendment to our Articles of Incorporation to change our name from Leadville Mining & Milling Corp. to Capital Gold Corporation. Results of the voting on this matter were as follows:

For:     31,880,340
Against: 232,216
Abstain: 103,261

The Certificate of Amendment to our Articles of Incorporation was filed with the Nevada Secretary of State on March 7, 2003 and our name officially changed to Capital Gold Corporation on that date.

Item 5. Other Information

On March 13, 2003, we obtained exclusive options to purchase an ore crusher and related assets (spare parts for the crusher and certain transportable building structures). The total cost will be $700,000. FG, our joint venture partner, has agreed orally that this purchase will be pursuant to the joint venture and that FG will be responsible for 50% of the cost. We paid $25,000 for these options, which expire on April 30, 2003, unless extended to June 30, 2003 upon the payment of an additional $25,000. These assets currently are located in Sonora, Mexico, approximately 70 miles from the El Chanate Concessions. Assuming we can obtain the requisite financing to acquire these assets, we plan to move them to our concession after purchase.

See also, Item 4, above.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

3.1          Certificate of Amendment to our Articles of Incorporation (name change to
             Capital Gold Corporation).*

99.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.


----------

* Previously filed as an exhibit to our Current Report on Form 8-K dated March 7, 2003, filed with the Commission on March 10, 2003.

Reports on Form 8-K:

      Form 8-K filed on March 11, 2003. Item 5. Name change and results of special meeting of stockholders, approving the name change.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            CAPITAL GOLD CORPORATION
                                            ------------------------
                                                   Registrant


                                            By: /s/ Gifford A. Dieterle
                                               ---------------------------------
                                                    Gifford A Dieterle
                                                    President/Treasurer

Date: March 20, 2003

                                  CERTIFICATION

I, Gifford A. Dieterle, Chief Executive Officer and Chief Financial Officer of Capital Gold Corporation (the "Registrant"), certify that:

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

Date: March 20, 2003

/s/ Gifford A. Dieterle
---------------------------------
Gifford A. Dieterle
Chief Executive Officer and
Chief Financial Officer