Form 10QSB
period 2003-04-30
CAPITAL GOLD CORP
filed 2003-06-23
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2003

                                       OR

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

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

                76 Beaver Street, 26TH floor, New York, NY 10005
                    (Address of principal executive offices)

                    Issuer's telephone number: (212) 344-2785

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                Class                               Outstanding at June 19, 2003
           ---------------                          ----------------------------

Common Stock, par value $.001 per share                      44,044,800

Transitional Small Business Format (check one); Yes |_| No |X|

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals), which we consider necessary for the fair presentation of results for the three and nine months ended April 30, 2003.

      Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2002.

      The results reflected for the three and nine months ended April 30, 2003 are not necessarily indicative of the results for the entire fiscal year.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2003
                                   (Unaudited)

                                     ASSETS

   Current Assets:
     Cash and Cash Equivalents                                     $    259,290
     Loans Receivable - Others                                           56,465
     Marketable Securities                                              140,000
     Option Payment                                                      50,000
     Other Current Assets                                                61,362
                                                                   ------------
        Total Current Assets                                            567,117
                                                                   ------------

   Mining, Milling and Other Property and Equipment
     (Net of Accumulated Depreciation of $358,230)                      343,575
                                                                   ------------

   Other Assets:
     Other Investments                                                   12,882
     Mining Reclamation Bonds                                            42,150
     Security Deposits                                                    8,435
                                                                   ------------
        Total Other Assets                                               63,467
                                                                   ------------

   Total Assets                                                    $    974,159
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
     Accounts Payable                                              $    180,233
     Accrued Expenses                                                   166,968
                                                                   ------------
        Total Current Liabilities                                       347,201
                                                                   ------------

   Minority Interest                                                    (56,357)
                                                                   ------------

   Commitments and Contingencies

   Stockholders' Equity:
     Common Stock, Par Value $.001 Per Share;
       Authorized 150,000,000 Shares; Issued and
       Outstanding 41,860,607 Shares                                     41,861
     Additional Paid-In Capital                                      21,673,051
     Deficit Accumulated in the Development Stage                   (21,141,272)
     Accumulated Other Comprehensive Income                             109,675
                                                                   ------------
        Total Stockholders' Equity                                      683,315
                                                                   ------------

   Total Liabilities and Stockholders' Equity                      $    974,159
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

                                                                                                               For The Period
                                                     Three Months Ended               Nine Months Ended       September 17,1982
                                                          April 30,                        April 30,             (Inception)
                                                 ----------------------------    ----------------------------         To
                                                     2003            2002            2003            2002       April 30, 2003
                                                 ------------    ------------    ------------    ------------   --------------
Revenues:
  Interest Income                                $      1,325    $      4,452    $     28,319    $      5,485    $    745,896
  Miscellaneous                                            --             115           7,701             115          33,977
                                                 ------------    ------------    ------------    ------------    ------------
       Total Revenues                                   1,325           4,567          36,020           5,600         779,873
                                                 ------------    ------------    ------------    ------------    ------------

Costs and Expenses:
  Mine Expenses                                       379,172         243,315         828,152         518,045       5,938,737
  Write-Down of Mining, Milling and Other
    Property and Equipment                                 --              --              --              --         999,445
  Selling, General and Administrative Expenses        195,561         175,468         499,772         437,606       7,899,350
  Stock Based Compensation                            132,201         388,027         207,554         388,027       8,761,901
  Depreciation                                             --             582              --           1,745         367,726
                                                 ------------    ------------    ------------    ------------    ------------
        Total Costs and Expenses                      706,934         807,392       1,535,478       1,345,423      23,967,159
                                                 ------------    ------------    ------------    ------------    ------------

(Loss) Before Other Income (Expense)                 (705,609)       (802,825)     (1,499,458)     (1,339,823)    (23,187,286)
                                                 ------------    ------------    ------------    ------------    ------------

Other Income (Expense):
  Gain on Sale of Property and Equipment                   --          83,638              --          83,638          46,116
  Gain on Sale of Subsidiary                               --       1,947,215              --       1,947,215       1,907,903
  Option Payment                                           --              --              --              --          70,688
  Loss on Write-Off of Investment                          --              --              --              --         (10,000)
  Loss on Joint Venture                                    --              --              --              --        (101,700)
                                                 ------------    ------------    ------------    ------------    ------------
           Total Other Income (Expense)                    --       2,030,853              --       2,030,853       1,913,007
                                                 ------------    ------------    ------------    ------------    ------------

Income (Loss) Before Minority Interest               (705,609)      1,228,028      (1,499,458)        691,030     (21,274,279)
Minority Interest in Net Loss of Subsidiary            20,119              --          78,464              --         133,007
                                                 ------------    ------------    ------------    ------------    ------------

Net Income (Loss)                                $   (685,490)   $  1,228,028    $ (1,420,994)   $    691,030    $(21,141,272)
                                                 ============    ============    ============    ============    ============

Net Income (Loss) Per Common Share -
  Basic and Diluted                              $       (.02)   $       0.03    $       (.03)   $       0.02
                                                 ============    ============    ============    ============

Weighted Average Common Shares Outstanding         40,837,405      38,818,308      41,311,671      36,562,422
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

                                                                         For The Nine                 For The Period
                                                                         Months Ended               September 17, 1982
                                                                           April 30,                    (Inception)
                                                                -------------------------------              To
                                                                    2003                2002           April 30, 2003
                                                                -----------         -----------        --------------
Cash Flow From Operating Activities:
  Net Income (Loss)                                             $(1,420,994)        $   691,030         $(21,141,272)
  Adjustments to Reconcile Net Income (Loss)
    to Net Cash Provided (Used) By Operating Activities:
      Depreciation                                                       --               1,745              367,726
      Gain on Sale of Subsidiary                                         --                  --           (1,907,903)
      Minority Interest in Net Loss of Subsidiary                   (78,464)                 --             (133,007)
      Write-Down of Impaired Mining, Milling and Other
       Property and Equipment                                            --                  --              999,445
       Gain on Sale of Property and Equipment                            --                  --              (46,116)
       Loss on Write-Off of Investment                                   --                  --               10,000
       Loss From Joint Venture                                           --                  --              101,700
      Value of Common Stock Issued for Services                          --                  --            2,755,602
      Stock Based Compensation                                      207,554             388,027            8,761,901
      Changes in Operating Assets and Liabilities:
        (Increase) in Other Current Assets                          (58,038)             (7,447)             (61,362)
        (Increase) in Security Deposits                                  --              (9,598)              (8,435)
        Increase (Decrease) in Accounts Payable                      (2,799)                 --              172,426
        Increase (Decrease) in Accrued Expenses                     (18,095)            342,415               44,414
        Other                                                            --                (308)                  --
                                                                -----------         -----------         ------------

Net Cash Provided (Used) By Operating Activities                 (1,370,836)          1,405,864          (10,084,881)
                                                                -----------         -----------         ------------

Cash Flow From Investing Activities:
  Purchase of Mining, Milling and Other Property and
    Equipment                                                            --                  --           (1,705,650)
  Proceeds on Sale of Mining, Milling and Other Property
    and Equipment                                                        --                  --               83,638
  Option Payment                                                    (50,000)                 --              (50,000)
  Proceeds From Sale of Subsidiary                                1,492,131                  --            2,131,616
  Expenses of Sale of Subsidiary                                         --                  --             (101,159)
  Advance Payments - Joint Venture                                       --                  --               98,922
  Investment in Joint Venture                                            --                  --             (101,700)
  Investment in Privately Held Company                                   --                  --              (10,000)
  Net Assets of Business Acquired (Net of Cash)                          --                  --              (42,130)
  Purchase of Marketable Securities                                 (50,000)                 --              (50,000)
  Purchase of Other Investments                                     (12,882)                 --              (12,882)
  Payment of Option Payment Payable                                      --             (50,000)                  --
  Due from Sale of Subsidiary                                            --          (1,492,131)                  --
                                                                -----------         -----------         ------------

Net Cash Provided (Used) By Investing Activities                  1,379,249          (1,542,131)             240,655
                                                                -----------         -----------         ------------

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

                                                                 For the Nine               For The Period
                                                                 Months Ended              September 17, 1982
                                                                   April 30,                  (Inception)
                                                          ---------------------------              To
                                                             2003              2002          April 30, 2003
                                                          ---------         ---------        --------------
Cash Flow From Financing Activities:
  (Increase) Decrease in Loans Receivable -
    Related Party                                         $      --         $  (1,260)        $         --
  (Increase) Decrease in Loans Receivable - Others          (41,465)            9,689              (56,465)
  Increase in Loans Payable - Officers                           --                --               18,673
  Repayment of Loans Payable - Officers                          --                --              (18,673)
  Increase in Note Payable                                       --                --               11,218
  Payments of Note Payable                                       --            (3,144)             (11,218)
  Proceeds From Issuance of Common Stock                     30,800           567,524           10,432,571
  Commissions on Sale of Common Stock                            --                --               (5,250)
  Expenses of Initial Public Offering                            --                --             (408,763)
  Capital Contributions - Joint Venture Subsidiary           80,340                --              154,532
  Purchase of Certificate of Deposit - Restricted                --                --               (5,000)
  Purchase of Mining Reclamation Bond                            --                --              (37,150)
                                                          ---------         ---------         ------------

Net Cash Provided By Financing Activities                    69,675           572,809           10,074,475
                                                          ---------         ---------         ------------

Effect of Exchange Rate Changes                              31,769                --               29,041
                                                          ---------         ---------         ------------

Increase (Decrease) In Cash and Cash Equivalents            109,857           436,542              259,290

Cash and Cash Equivalents - Beginning                       149,433            63,920                   --
                                                          ---------         ---------         ------------

Cash and Cash Equivalents - Ending                        $ 259,290         $ 500,462         $    259,290
                                                          =========         =========         ============

Supplemental Cash Flow Information:
  Cash Paid For Interest                                  $      --         $      --                   --
                                                          =========         =========         ============

  Cash Paid For Income Taxes                              $      --         $   1,440         $     28,060
                                                          =========         =========         ============

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                              $      --         $   8,000         $    440,495
                                                          =========         =========         ============

  Issuance of Common Stock as Payment for Mining,
    Milling and Other Property and Equipment              $      --         $      --         $      4,500
                                                          =========         =========         ============

  Transfer of Joint Venture Advance Payments into
    Joint Venture Capital                                 $  98,922         $      --         $     98,922
                                                          =========         =========         ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (Unaudited)

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

            Marketable securities are classified as current assets and are summarized as follows:

                  Marketable equity securities, at cost              $ 50,000
                                                                     ========

                  Marketable equity securities, at fair value        $140,000
                                                                     ========

NOTE 3 - Other Investments

            Other investments are carried at cost and consist of tax liens purchased on properties located in Lake County, Colorado.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (Unaudited)

NOTE 4 - Other Comprehensive Income (Loss) - Supplemental Non-Cash Investing Activities

            Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and net unrealized gain on available-for-sale securities and is summarized as follows:

            Balance - July 31, 2002                       $  (7,246)
              Equity Adjustments from Foreign
                Currency Translation                         26,921
              Unrealized Gain on Available-for-
                Sale Securities                              90,000
                                                          ---------

            Balance - April 30, 2003                      $ 109,675
                                                          =========

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

            During the nine months ended April 30, 2003 the Company granted an aggregate of 1,600,000 stock options at exercise prices ranging from $.05 to $.25 per share. In connection with these grants, the Company recognized stock based compensation of $ 207,554.

            During March 2003 the Company's stockholders approved an amendment to the Articles of Incorporation to change its name from Leadville Mining and Milling Corp. to Capital Gold Corporation.

NOTE 6 - Option Payments

            In March 2003 the Company obtained exclusive non-refundable options to purchase an ore crusher and related assets for a total cost of $700,000. The Company paid $25,000 for these options, which expire on April 30, 2003, unless extended to June 30, 2003 upon payment of an additional $25,000. The Company has paid the additional payment to extend the option.

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

      o worldwide economic and political events affecting the supply and demand for gold;

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

      o uncertainties as to title to our properties and the availability of sufficient properties to allow for planned activities at El Chanate in Mexico and at Leadville in Colorado.

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

                              Results of Operation

General

Sonora, Mexico

During the quarter ended April 30, 2003, we continued to analyze the El Chanate concessions in Mexico. As of April 30, 2003, we had reduced our property holdings to a coherent package of 12 contiguous, high priority concessions totaling approximately 3,506 hectares (8,663 acres or 13.5 square miles). Further exploration and development of the El Chanate project, assuming it is economically feasible, will mostly occur on these concessions owned by us. We also own outright 466 hectares (1,151 acres or 1.8 square miles) of surface rights at El Chanate. No third party ownership or leases exist on this fee land or the El Chanate concessions, except through a lease with our joint venture partner Grupo Minera FG S.A. de C.V.

Metallurgical tests to determine the most optimal and economically feasible crushing and or grinding sizes for processing the El Chanate deposit has been completed. Management believes these studies indicate that El Chanate deposits are generally suited for treatment using dilute cyanide solutions, and ore grade samples from El Chanate have shown approximately 70% recoveries over a projected 500 day period from rock tested after crushing to 100% minus 3/8 inch size. The result of the crushing and grinding studies show that the gold recovery increases significantly as the rock is reduced to finer particle sizes. Test work was conducted at Resources Development Inc. in Wheat Ridge, Colorado and in Mexico at the La Colorada mine laboratory, which is owned by FG, our joint venture partner. In November 2002, the Company employed Metcon Inc. of Tucson, Arizona to conduct further metallurgical testing on Chanate ores.

In August 2002, we retained SRK Consulting to conduct a Scoping Study of the proposed project at El Chanate. The Scoping Study was completed in October 2002 and we have received the definitive report. Based on our review of the Scoping Study, we believe that the prospects for a surface/heap leach mining operation at El Chanate remain positive. The Study indicated that additional metallurgical testing would be necessary to allow for preparation of a feasibility study. This testing has been completed.

In addition to the metallurgical tests, SRK, as previously reported, indicated that it did not have sufficient historical information to determine the adequacy of the equipment fleet, or the availability of a sufficient water supply.

The equipment fleet that FG is obligated to contribute to the El Chanate project under the joint venture agreement (subject to certain conditions, as described below, including completion of the feasibility study and obtaining financing for Phase four of planned operations under the joint venture agreement) has been evaluated by qualified personnel and certain recommendations have been made for reconditioning the equipment fleet. We estimate that reconditioning the equipment fleet will cost approximately $400,000 and take approximately one to two months. The joint venture agreement with FG provides that FG will contribute the equipment in optimal state of maintenance and working condition. Accordingly, the expense is the responsibility of FG. We believe that once funding is available and before the start of commercial production, the required work on the equipment will be completed.

Government permits for drilling our first water test well were recently received and, assuming adequate funding, we anticipate drilling will begin in the near future. We anticipate that this will cost about $50,000 and take about one month to complete.

The SRK Study also recommended additional drilling to further define the deposit. This drilling is complete and the results were generally positive. We believe that no additional drilling is required at this time.

In February 2003, we retained M3 Engineering of Tucson, Arizona to begin working on a feasibility study. Assuming no unexpected issues arise, we anticipate that this study will be completed by July 2003. The results to date based upon current gold prices remain positive and we believe that a commercial, open pit heap leach mine can be established, assuming that adequate financing on acceptable terms becomes available.

Leadville, Colorado

During the quarter ended April 30, 2003, as during the prior quarter and the fiscal year ended July 31, 2002, activity at our Leadville, Colorado properties consisted principally of mine maintenance. Primarily as a result of our focus on El Chanate, we temporarily reduced to a minimum activity in Leadville, Colorado.

On November 1, 2002, we conditionally acquired 56 properties in Leadville, Colorado having a gross acreage of approximately 594 acres. Some of the properties are classified as residential and others are classified as mining. All were purchased at the Lake County, Colorado, tax sale for the back taxes due on the properties. We paid an aggregate of approximately $13,000 for the properties.

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

Revenues

We generated no revenues from mining operations during the three months ended April 30, 2003 and 2002. There were de minimis non-operating revenues during the three months ended April 30, 2003 and 2002 of $1,300 and $4,600, respectively. These non-operating revenues primarily represent interest income.

Costs and Expenses

Over all, costs and expenses during the three months ended April 30, 2003 ($706,900) decreased by $100,500 (approximately12%) from the three months ended April 30, 2002 ($807,400). Costs and expenses during the nine months ended April 30, 2003 ($1,535,500) increased by $190,000 (approximately 14%) from the nine months ended April 30, 2002 ($1,345,400).

Mine expenses during the three months ended April 30, 2003 ($379,200) increased by $135,900 (approximately 56%) from the three months ended April 30, 2002 ($243,300). We believe that the increase in mine expenses resulted primarily from work at our Mexican properties. Mine expenses during the nine months ended April 30, 2003 ($828,200) increased by $310,200 (approximately 60%) from the nine months ended April 30, 2002 ($518,000). We believe that the increase in mine expenses resulted primarily from work at our Mexican properties.

Selling, general and administrative expenses during the three months ended April 30, 2003 ($195,600) increased by $20,100 (approximately 11%) from the three months ended April 30, 2002 ($175,500). We believe that the increase was due to increased levels of activity at our El Chanate concessions in Mexico. Our ability to increase activity was due to our receipt of funds from the sale of our Subsidiary, Minera Chanate, S.A. de C.V. ("Minera Chanate"). Selling, general and administrative expenses during the nine months ended April 30, 2003 ($499,800) increased by $62,200 (approximately 14%) from the nine months ended April 30, 2002 ($437,600). We believe that the increase was due to increased levels of activity at our El Chanate concessions in Mexico. Our ability to increase activity was due to our receipt of funds from the sale of Minera Chanate.

Stock based compensation during the three months ended April 30, 2003 was $132,200 compared to $388,000 for the three months ended April 30, 2002. Stock based compensation during the nine months ended April 30, 2003 was $207,600 compared to 388,000 for the nine months ended April 30, 2002.

Net Income

As a result, our net loss for the three months ended April 30, 2003 was $685,500 and our net income for the three months ended April 30, 2002 was approximately $1,228,000. Our net loss for the nine months ended April 30, 2003 was $1,421,000 and our net income for the nine months ended April 30, 2002 was 691,000. Income for the 9 month period ended April 30, 2002 included $1,947,000 from the sale of our subsidiary, Minera Chanate, and $84,000 from the sale of property and equipment.

Gains from Changes in Foreign Exchange Rates

During the nine months ended April 30, 2003, we recorded equity adjustments from foreign currency translations of approximately $26,900. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar.

Liquidity and Capital Resources; Plan of Operations

As of April 30, 2003, we had working capital of $219,900. Our plans over the next 12 months include the costs of administration, and exploration related activities in Mexico and administration and holding costs in Colorado.

In this regard, as noted in prior reports, in February 2002, we entered into a joint venture agreement with FG in Hermosillo to explore, evaluate and develop certain of our Mexican properties in five phases. We completed the first phase in November 2002. We estimate that the balance of our portion of the costs for the second phase (anticipated to be completed by September 1, 2003) will be approximately $236,000. As of April 30, 2003, we have spent approximately $270,500 on Phases one and two.

Phase three will consist of FG's contribution of mining equipment to the joint venture which will be used at the El Chanate project. The equipment to be contributed by FG consists primarily of rolling stock, and does not constitute all of the equipment that will need to be acquired to develop and mine the El Chanate project. Therefore, on March 13, 2003, we obtained exclusive options to purchase an ore crusher and related assets (spare parts for the crusher and certain transportable building structures) for a total cost (exclusive of the option cost) of $700,000. FG, our joint venture partner, has agreed orally that this purchase will be pursuant to the joint venture and that FG will be responsible for 50% of the cost. We have decided to purchase this equipment because the crusher to be provided by FG in Phase three is smaller and more limited in capacity than the crusher available under the option. See Part II,
Item 5 for additional information about the equipment options. We are also engaged in ongoing discussions with a third party regarding the purchase of a carbon plant for gold recovery for use at the project.

Phase three will occur only after completion of the feasibility study and if the parties to the joint venture agreement determine to continue and they are able to obtain outside funding to cover the costs for Phase four. Pursuant to the joint venture agreement, if funding for Phase four is not obtained by September 1, 2003, additional capital contributions will be required or the joint venture will dissolve.

Phase four would involve the building of an access road, the acquisition of water extraction rights and the drilling and equipping of water wells. At this time we estimate that Phase four will cost approximately $1,300,000.

At present we are in preliminary discussions with banks concerning the required funding for the balance of the project, including Phase four; however, we must finalize the feasibility study and deliver it to the prospective lenders for their review before any bank financing would be available.

The feasibility study is nearing completion and we anticipate that it will be completed by July 2003. While we expect the study to be generally supportive of advancing the project for fund raising purposes, there are questions with regard to certain criteria used in the study. These questions concern such items as how capital costs are computed, clarifying certain aspects of Mexican accounting and tax/benefit treatment and how certain royalty payments are accounted for.

In addition to the feasibility study, any bank financing will most likely require us to raise a portion of the funds required to move forward with the project from equity funding. We also need to come to agreement with FG on a budget going forward and obtaining FG's commitment in terms of their level of participation. Moreover, the equipment options referred to above require us to commit to the purchase of and make partial payment for the equipment not later than June 30, 2003. See Part II, Item 5 for additional information about the equipment options.

We cannot assure that, following delivery of the completed feasibility study to prospective lenders, we will be able to secure the requisite bank financing for Phase four or the remainder of the project, or obtain financing from equity funding that may be required to complete bank financing or, in the event that bank financing is not sufficient for our needs, to supplement bank financing. In addition, we cannot assure that we will have the funds available to exercise the options to purchase the equipment described above by June 30, 2003. Finally, we cannot assure that we will successfully complete our ongoing negotiations to acquire a carbon plant, the acquisition of which is integral to the development of the El Chanate project.

Our primary source of funds used during the quarter ended April 30, 2003 was from the proceeds from the sale of our subsidiary, Minera Chanate in 2002. After commissions of approximately $81,000 our gross proceeds from the sale of Minera Chanate were approximately $1,990,000.

We plan to pay for the balance of our anticipated expenses related to phase two of the joint venture, any funding needed to obtain or supplement bank financing and our portion of the acquisition of the ore crusher and related assets with the proceeds from the sale of our subsidiary, Minera Chanate, and the private placement of our common stock. As explained in our annual report on form 10-KSB, historically, we have not generated any material revenues from operations and have been in a precarious financial condition. No assurance whatsoever can be given that we will be able to obtain any significant funds in the near future or, after we have depleted the proceeds from the sale of our subsidiary (as of April 30, 2003, we had approximately $259,300 in cash remaining), that we will be able to continue as a going concern or that any of our plans with respect to our gold properties will, to a material degree, come to fruition. In order to continue our program when we have depleted the proceeds from the sale of our subsidiary, we will need to obtain substantial financing. There is no assurance that we will be successful.

In addition, during the three months ended April 30, 2003, we raised $3,500 through the sale and issuance of common stock.

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

Environmental Issues

Management does not expect that environmental issues will have an adverse material effect on our liquidity or earnings. Before any additional exploration or any development or mining or construction of milling facilities could begin at our Leadville properties, it would be necessary to meet all environmental requirements and to satisfy the regulatory agencies in Colorado that our proposed procedures fell within the boundaries of sound environmental practice. We currently are bonded to insure reclamation of any areas disturbed by our past activities. The current amount of this bond is $42,150. In Mexico, we are not aware of any significant environmental concerns or existing reclamation requirements at the El Chanate properties. However, we will be required to obtain various environmental and related permits in order to engage in our planned activities at El Chanate. This process has begun. The costs and any delays associated with obtaining these required permits could have an impact on our ability to timely complete our planned activities at El Chanate and ultimately on the feasibility of opening a mine.

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

Off-Balance Sheet Transactions

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

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

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at April 30, 2003.

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

      We lack operating cash flow and rely on external funding sources. If we are unable to continue to obtain needed capital from outside sources, our joint venture with FG could be dissolved and/or we will be forced to reduce or curtail our operations.

We do not generate any positive cash flow from operations and we do not anticipate that any positive cash flow will be generated for some time. Aside from the proceeds from the sale of Minera Chanate we have limited financial resources. Leases and licenses which we hold as well as our joint venture agreement with FG, impose financial obligations on us. In this regard, we are required to obtain funding for Phase four of the joint venture with FG by September 1, 2003 or either additional capital contributions will be required or the joint venture will dissolve. We cannot assure that additional funding will be available to allow us to fulfill such obligations.

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

With respect to environmental regulation, environmental legislation in the United States and Mexico generally is evolving in a manner which will require:

      o     stricter standards and enforcement,

      o     increased fines and penalties for non-compliance,

      o     more stringent environmental assessments of proposed projects and

      o a heightened degree of responsibility for companies and their officers, directors and employees.

There can be no assurance that future changes to environmental legislation and related regulations, if any, will not adversely affect our operations. We could be held liable for environmental hazards that exist on the properties in which we hold interests, whether caused by previous or existing owners or operators of the properties. Any such liability could adversely affect our business and financial condition. In addition, compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies by regulatory agencies or stricter interpretation of existing laws may (1) necessitate significant capital outlays, (2) cause us to delay, terminate or otherwise change our intended activities and/or (3) materially adversely affect our future operations.

In Mexico, the environmental permitting and authorization processes may be less established and less predictable then they are in the United States. There can be no assurance that we will be able to acquire the necessary permits or authorizations on a timely basis, if at all.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            None.

Item 2. Changes in Securities THIS IS BARRY

During the quarter ended April 30, 2003, we issued the following shares of our Common Stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: We sold 35,000 shares for $3,500 to one person.

Item 3. Defaults Upon Senior Securities

            None.

Item 4 Submission of Matters to a Vote of Security Holders

            None.

Item 5. Other Information

On March 13, 2003, we obtained exclusive options to purchase an ore crusher and related assets (spare parts for the crusher and certain transportable building structures). The total cost for these assets (exclusive of the option cost) will be $700,000. FG, our joint venture partner, has agreed orally that this purchase will be pursuant to the joint venture and that FG will be responsible for 50% of the cost. On March 13, 2003, we paid $25,000 for these options. As originally agreed, on April 30,2003 we elected to extend the options to June 30, 2003 by paying an additional $25,000. Pursuant to the options, we are required to enter definitive purchase agreements for these assets on or before June 30, 2003 and, upon execution of these agreements, we are obligated to pay an aggregate of $400,000 towards the purchase price. The owner of these assets is attempting to obtain rights of clear passage from nearby property owners, who have filed suit for back payments and are seeking to attach the assets. We are negotiating with the owner to extend the June 30, 2003 deadline due to the current legal issues, which call into question the owner's ability to deliver the equipment to us if we exercise the options. These assets currently are located in Sonora, Mexico, approximately 70 miles from the El Chanate Concessions. Assuming we can obtain the requisite financing to acquire these assets, and rights of clear passage, we plan to move them to our concessions after purchase.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   CAPITAL GOLD CORPORATION
                                          Registrant


                                  By: /s/ Gifford A. Dieterle
                                      --------------------------------
                                      Gifford A Dieterle
                                      President/Treasurer

Date: June 23, 2003

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

Date: June 23, 2003


/s/ Gifford A. Dieterle
-----------------------

Gifford A. Dieterle
Chief Executive Officer and
Chief Financial Officer