Form 10KSB
period 2003-07-31
CAPITAL GOLD CORP
filed 2003-11-12
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

            |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2003

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-13078

                            CAPITAL GOLD CORPORATION
                 (Name of Small business issuer in its charter)

              State of Nevada                             13-31805030
    (State or other jurisdiction of                    (I.R.S. Employer
     Incorporation or organization)                   Identification No.)

 76 Beaver Street, 26th Floor, New York, New York            10005
   (Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code: (212) 344-2785

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $38,265

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.27) and asked ($0.28) price of the issuer's Common Stock as of November 10, 2003, was $10,907,074 based upon the average between the closing bid and asked price ($0.275) multiplied by the 39,662,086 shares of the issuer's Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.).

The number of shares outstanding of each of the issuer's classes of common equity as of November 7, 2003: 45,716,092.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

          Transitional Small Business Disclosure Format: Yes |_| No |X|

                            CAPITAL GOLD CORPORATION
                                   Form 10-KSB
                                  July 31, 2003

Table of Contents                                                         Page
-----------------                                                         ----

Glossary                                                                 (iii)

                                     Part I

Item 1.      Description of Business.                                      1
Item 2.      Description of Properties.                                    6
Item 3.      Legal Proceedings.                                           14
Item 4.      Submission of Matters to a Vote of                           14
             Security Holders.

                                     Part II

Item 5.      Market for Common Equity and
             Related Stockholder Matters.                                 15
Item 6.      Management's Discussion and Analysis of                      16
             Financial Condition and Results of Operations.
Item 7.      Financial Statements.                                        29
Item 8.      Changes in and Disagreement with Accountants                 29
             on Accounting and Financial Disclosure.
Item 8A      Controls and Procedures.                                     29

                                    Part III

Item 9.      Directors, Executive Officers, Promoters                     30
             and Control Persons; Compliance with
             Section 16(a) of the Exchange Act.
Item 10.     Executive Compensation.                                      32
Item 11.     Security Ownership of Certain Beneficial                     33
             Owners and Management and Related
             Stockholder Matters.
Item 12.     Certain Relationships and Related Transactions.              34
Item 13.     Exhibits and Reports on Form 8-K                             34
Item 14.     Principal Accountant Fees and Services                       36
Signatures
Supplemental Information                                                 N/A
Financial Statements                                                     F-1

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

Hydrometallurgical
Plant: A metallurgical mineral processing plant that uses water to leach or separate and concentrate elements or minerals.

Intercalated:           Mixed in

Leadville Dolomite:     Name of a specific limestone bed in Leadville, Colorado.

Litho static Pressure:  Pressure brought on by weight of overlaying rocks.

Magnetite Skarn:        The mineral magnetite (iron oxide) in combination with
                        quartz emplaced in limestone. Major

Intrusive Center:       An area where large bodies of intrusive igneous rock
                        exist and through which large amounts of mineralizing fluids rose.

Mesothermal:            A class of hydrothermal ore deposit formed at medium
                        temperatures and a depth over one mile in the earth's crust.

Microporphyritic
 Latite: Extremely fine grained siliceous igneous rock with a distribution of larger crystals within.

Mudstone:               Sedimentary bed composed primarily of fine grained
                        material such as clay and silt.

Mineral Deposit or
Mineralized Material:   A mineralized rock mass which has been intersected by
                        sufficient closely spaced drill holes and or underground sampling to support sufficient tonnage and average grade of metal(s) to warrant further exploration-development work. This deposit does not qualify as a commercially mineable ore body (Reserves), as prescribed under Commission standards, until a final and comprehensive economic, technical and legal feasibility study based upon the test results is concluded.

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

Reverse Circulation
Drilling (or R.C.
Drilling):              Type of drilling using air to recover cuttings for
                        sampling through the middle of the drilling rods rather than the outside of the drill rods, resulting in less contamination of the sampled interval.

Replacement
Body: Mineral ore, irregular in form, which is emplaced in limestone.

Sandstone Lenses and
Thin Limestone
Interbeds:              Thin beds of limestone mixed with thin beds of
                        sandstone.

Sericitized:            Altered by heat, pressure and solutions resulting in the
                        mineral sericite a very fine grained mica.

Silicified:             Partly replaced by silica.

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

                                     PART I

Item 1. Description of Business

Capital Gold Corporation, formerly Leadville Mining And Milling Corp. (the "Company," "we" or "us") was incorporated in the state of Nevada in February 1982. The Company, directly or indirectly owns concessions located in the State of Sonora, Mexico and rights to property located in the California Mining District, Lake County, Colorado and is engaged in the business of exploration for gold and other minerals from its Mexican concessions. During the fiscal year ended July 31, 2003, the Company actively engaged in the evaluation of its Sonora, Mexico concessions. The future of the Company is dependent upon its ability to continue to fund its activities and eventually produce gold in sufficient quantities in an economically feasible manner. A description of the mining concessions and properties owned by the Company is contained in "Item 2. Description of Properties.". None of our concessions or properties is in production, and consequently we have no operating income or cash flow.

                                 Sonora, Mexico
                                   El Chanate

On June 29, 2001, we purchased from AngloGold North America Inc. and AngloGold (Jerritt Canyon) Corp. 100% of the issued and outstanding stock of Minera Chanate, S.A. de C.V., a subsidiary of those two companies. Minera Chanate's assets at the time of the closing of the purchase consisted of 106 exploitation and exploration concessions in the States of Sonora, Chihuahua and Guerrero, Mexico. By June of 2002, after property reviews and to minimize tax payments, the 106 had been reduced to 12 concessions. To cover certain non-critical gaps between concessions, the number of concessions is now 14. We sometimes refer to these concessions as the El Chanate concessions. See "Item 2. Description of Properties."

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

Pursuant to the agreement with FG, the venture is being conducted in five phases. The first two phases entail continued exploration and evaluation of the mining potential of lots within the concessions. Phase two was to culminate with a feasibility study. Phase one was completed during the Fall of 2002 and cost approximately $300,000 (see "2003 Activities and Planned 2004 Activities" below). We estimate that Phase two will cost approximately $783,000. Phase two was extended until the end of December 2003 to allow us to secure funding before starting Phase Four. Phase three consists of FG's contribution to the venture of mining equipment sufficient to develop the lots pursuant to the feasibility study. Phase three will occur only if the parties determine to continue and they are able to obtain outside funding for Phase four. We are unable to estimate Phase four costs at this time. Phase four will involve the building of an access road, the acquisition of water extraction rights and the drilling and equipping of water wells. Phase five would entail exploitation, processing and sale of minerals on a commercial scale.

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

FG's percentage of the venture can increase to 45%. It increased to 31% upon completion of Phase one and will increase to 33% upon completion of Phase two; 37% upon its contribution of equipment in Phase three; 40% upon completion of Phase four; and 45% upon attaining optimal levels of production in Phase five. Optimal levels of production will be determined by agreement of the parties. Notwithstanding the foregoing, as discussed below, FG has not made all of the payments required to be paid by it under Phase two. If FG does not pay its required share of expenses, it will not earn all of the foregoing increases in its percentage interest in the venture.

The venture is terminable, among other reasons, if:

      o     its purpose is concluded or can no longer be obtained;

      o     it experiences continued non-profitability;

      o     the parties elect to terminate it at a meeting of the parties;

      o     it loses 2/3 of its assets; or

      o the parties fail to obtain the requisite financing to fund Phase four by September 1, 2003. -

The requisite financing for Phase four has not been obtained as of the date hereof; however, we are in discussions with potential funding sources.

If FG determines that it does not want to continue to participate in the venture, or it cannot provide its share of the funding for Phase two, Santa Rita has a 45 day option to purchase FG's interest in the venture for $127,500. If Santa Rita does not exercise this option within the 45 day period and pay the purchase price within 15 days thereafter, FG may sell its interest to another party. As of the date hereof, FG is behind by about $120,000 in its share of the payments for Phase two.

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

On March 30, 2002, we and our wholly-owned subsidiary, Leadville Mining & Milling Holding Corporation ("Holding") sold all of the issued and outstanding shares of stock of Minera Chanate to an unaffiliated party for a purchase price of US$2,131,616, payable in three installments. We received the final installment on December 9, 2002. In connection with the sale of Minera Chanate stock, we incurred approximately $174,000 in commissions.

During March 2002, prior to the sale of Minera Chanate and pursuant to the FG joint venture agreement, Minera Chanate, in a series of transactions, sold all of its surface land and mining claims to Oro de Altar S. de R. L. de C.V. ("Ora"), another of our wholly-owned subsidiaries. Ora, in turn, leased the foregoing land and mining claims to Minera Santa Rita.

2003 Activities and Planned 2004 Activities

During fiscal 2003, we focused our efforts on the evaluation of our Mexican properties - the El Chanate concessions. This evaluation (Phase one and most of phase two of the venture with FG) involved data reviews of existing geologic maps and reports, drill logs, assay results, resource estimates, surface sample results, land titles and a feasibility study. We utilized independent consultants, in conjunction with company personnel, in this evaluation. We, along with our technical consultants, completed reviews and reconnaissance of the 44 remaining early stage exploration concessions. Following this evaluation, we elected to maintain and focus exploration and development attention on 12 of the concessions (increased to 14 concessions in March 2003 to cover certain non-critical fractional gaps between concessions) totaling about approximately 3,497 hectares (8,642 acres or 13.5 square miles). Management believes that the combination of existing data and analysis generally supports the existence of a gold deposit that warrants further exploration work.

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

In August 2002, we retained SRK Consulting to conduct a Scoping Study of the proposed project at El Chanate. SRK is an independent, international group of consulting practices with 29 offices on six continents. SRK has worked with top companies in the mining industry as well as performing due diligence for many of the world's largest financial institutions and stock exchanges. A Scoping Study is a preliminary evaluation, based upon existing data, to determine the procedure to follow in the feasibility study for a mining project. The Scoping Study was completed in October 2002. The study results indicate that the prospects for a surface/heap leach mining operation at El Chanate remain positive. SRK has audited and confirmed the geological and deposit models, the metallurgical database and the operating cost parameters used by us, and prepared a preliminary surface mine design, using the floating cone method.

In February 2003, we retained M3 Engineering of Tucson, Arizona to begin working on a feasibility study (the "Study"). M3 completed the study in August 2003. Based on 253 drill holes and more than 22,000 gold assays, the study provides details for an open pit gold mine. The Study indicates that the initial open pit project contains proven and probable reserves of 358,000 ounces of gold within
13.5 million metric tonnes of ore with an average grade of 0.827 grams/tonne. It estimated that the mine could recover approximately 48,000 - 50,000 ounces of gold per year over a five year mine life.

The study assumes a production rate of 2.6 million tonnes of ore per year or 7,500 tonnes per day, operating at 345 days per year. The processing plan for this open pit heap leach gold project calls for crushing the ore to 100% minus 3/8 inch. Carbon columns will be used to recover the gold. If financing for the project is obtained and required permitting is completed by the end of 2003, and if the necessary mining plant, equipment and facilities are acquired, an adequate water supply is secured, and power lines to the mine are constructed, we anticipate, but cannot assure, that the mine will commence full commercial production in January of 2005.

Based on the current reserve calculations, the mine life is estimated to be 62 months. The study forecasts initial capital costs of $13.8 million, which includes $2.1 million of working capital. Average initial annual production is planned at approximately 50,000 ounces per year at an average operating cash cost of $229 per ounce. This cash cost may decrease as the production rate increases. Total costs will vary depending upon the price of gold (due to the nature of underlying payment obligations to the original owner of the property); they are estimated to range between $292 per ounce at a gold price of $310/ounce and $299 per ounce at a gold price of $370 per ounce, although we will be working on measures to attempt to reduce costs going forward. Reserves and production rates are based on a gold price of $325 per ounce, which is the Base Case of the study.

Management believes that the capital costs to establish a surface, heap leach mining operation at El Chanate will be approximately $13.8 million. Financing, is being sought through bank loans, equity and/or royalty arrangements. Normal expenditures for the next fiscal year in New York and Mexico, such as Colorado holding costs, general administration, accounting and legal are estimated to be approximately $866,000 with our portion of non-capital items for the Chanate mine development and related activities being estimated at $280,000. Surface mine development would be funded by senior project financing of $13.8 million. As discussed below in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources," all of our planned activities are dependent upon our ability to obtain adequate financing.

Management continues to be encouraged by results to date however, there can be no assurance that we will be able to establish and open a mine at El Chanate, that any mining will be profitable or that necessary additional funding can be obtained. Assuming that we are able to obtain adequate funding, we intend to continue development work at the El Chanate project. (See "Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources").

On March 13, 2003, we obtained exclusive options to purchase an ore crusher and related assets (spare parts for the crusher and certain transportable building structures). The total cost for these assets (exclusive of the option cost) will be $700,000. FG, our joint venture partner, has agreed orally that this purchase will be pursuant to the joint venture and that FG will be responsible for 50% of the cost. On March 13, 2003, we paid $25,000 for these options. As originally agreed, on April 30,2003, we elected to extend the options to June 30, 2003 by paying an additional $25,000. Pursuant to the options, we were required to enter definitive purchase agreements for these assets on or before June 30, 2003 and, upon execution of these agreements, we were obligated to pay an aggregate of $400,000 towards the purchase price. The owner of these assets is attempting to obtain rights of clear passage from nearby property owners, who have filed suit for back payments and are seeking to attach the assets. Although the June 30, 2003 deadline has passed, we are negotiating with the owner to extend the deadline due to the current legal issues, which call into question the owner's ability to deliver the equipment to us if we exercise the options. These discussions have progressed to the point where we believe the owner has made substantial progress regarding his ability to provide clear passage of the equipment from its current location to the El Chanate Concessions. These assets currently are located in Sonora, Mexico, approximately 70 miles from the El Chanate Concessions. Assuming we can obtain the requisite financing to acquire these assets, and rights of clear passage, we plan to move them to our concessions after purchase. We continue to look for comparable equipment to acquire in the event that we are unable to acquire these assets or comparable assets are available at a better price.

Leadville, Colorado Developments

During the fiscal year ended July 31, 2003, activity at our Leadville, Colorado properties consisted primarily of mine maintenance. Primarily as a result of our focus on El Chanate, we temporarily ceased activities in Leadville, Colorado. During the year ended July 31, 2002, we performed a review of our Leadville mine and mill improvements and determined that an impairment loss should be realized. Therefore, we significantly reduced the carrying value of certain assets relating to our Leadville, Colorado assets (see, "Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; Results of Operations").

Company Mill at Leadville

We have a mill situated on a 20.73-acre site in Leadville, Colorado. Construction of the mill began in 1987 and was completed in August of 1989. The mill is not in operation at this time.

Competition

The acquisition of gold properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staffs, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties. Our lack of revenues and limited financial resources further hinder our ability to acquire additional mineral properties. However, should we commence mining operations at our Leadville property, we believe that there is no material competition in the sale of metallic products because prices are based upon standards established by the commodity exchange (London Metals Exchange market).

Employees

As of July 31, 2003, we had six full time employees and/or consultants.

Item 2. Description of Properties

El Chanate Properties - Sonora, Mexico

Through our wholly-owned subsidiary, Oro de Altar S. de R. L. de C.V., and our affiliate, Santa Rita, we own 100% of the following 14 mining concessions, all of which are located in the Municipality of Altar, State of Sonora Republic of Mexico, subject to the terms of our joint venture agreement with FG which allows FG to earn up to a 45% interest in the venture.

     ----------------------------------------------------------------
       Concession Name               Title No.               Hectares
     ----------------------------------------------------------------
    1  San Jose                       200718                  96.0000
     ----------------------------------------------------------------
    2  Las Dos Virgen                 214874                 132.2350
     ----------------------------------------------------------------
    3  Rono I                         206408                  82.1902
     ----------------------------------------------------------------
    4  Rono 3                         214224                 197.2180
     ----------------------------------------------------------------
    5  La Cuchilla                    211987                 143.3481
     ----------------------------------------------------------------
    6  Elsa                           212004               2,035.3997
     ----------------------------------------------------------------
    7  Elisa                          214223                  78.4717
     ----------------------------------------------------------------
    8  Ena                            217495                 190.0000
     ----------------------------------------------------------------
    9  Eva                            212395                 416.8963
     ----------------------------------------------------------------
   10  Mirsa                          212082                  20.5518
     ----------------------------------------------------------------
   11  Olga                           212081                  60.5890
     ----------------------------------------------------------------
   12  Edna                           212355                  24.0431
     ----------------------------------------------------------------
   13  La Tira                        219624                   1.7975
     ----------------------------------------------------------------
   14  La Tira 1                      219623                  18.6087
     ----------------------------------------------------------------
                            Total                           3497.3491

Surface Property Ownership

Emisa purchased surface property ownership, consisting of 466 Hectares in Altar, Sonora, on January 27, 1998. The ownership was conveyed to our subsidiary, Oro de Altar S.A. de C.V., in 2002. Minera Santa Rita S. de R.L de C.V., one of our wholly-owned Mexican affiliates, has a lease on the property for the purpose of mining the Chanate gold deposit. The purchase transaction was recorded as public deed 19,591 granted by Mr. Jose Maria Morera Gonzalez, Notary Public 102 of the Federal District, registered at the Public Registry of Property of Caborca, Sonora, under number 36026, book one, volume 169 of the real estate registry section on May 7, 1998.

Leadville, Colorado Properties

We own or lease the following patented claims (except where noted), all of which are located in California Mining District, Lake County, Colorado, Township 9 South, Range 79.

                                                                                      Gross            Net
   Claim       Percent                                                              Acreage        Acreage      Location
   Count      Ownership             CLAIM NAME                        CLAIM#       of Claim       of Claim   T-Section-R
     1            16%                 Ballard                            589           3.20           0.51       20-9-79
     2            50%               Belle Placer                        2778         129.00          64.50       14-9-79
                  13%               Belle Placer                        2778                         16.80       14-9-79
     3             3%            Big Six (West End)                     1616           3.70           0.11       20-9-79
                   6%            Big Six (West End)                     1616                          0.22       20-9-79
                   8%            Big Six (West End)                     1616                          0.30       20-9-79
     5            81%              Blue Belle***                       11121          7.594           6.17      22-09-79
     6           100%                 Bonanza                           1088           5.92           5.92       20-9-79
     7            25%               Boulder Nest                        3574           6.48           1.62       18-9-79
     8           100%                 Bow****                          11777          3.139           3.14      21-09-79

     9             8%                 Chestnut                           712           9.40           0.75       30-9-79
     10           50%                 CHICAGO                           1295          10.20           5.10       23-9-79
     11          100%                Chieftain                           978           8.55           8.55       19-9-79
     12          100%              Christmas****                         763          5.120           5.12      21-09-79
     13          100%              Codfish Balls                         767           2.60           2.60       19-9-79
     14           12%                  Colman                           9747           1.50           0.18       20-9-79
                  88%                  Colman                           9747                          1.32       20-9-79
     15          100%                COLUMBINE                     CMC-248958          7.30           7.30         14&23
     16          100%                 Comstock                          1542           3.50           3.50       20-9-79
     17          100%          Comstock (unpatented)                    3613           9.70           9.70       20-9-79
     18          100%      Content Liberty &Gold Belt***                9373         21.330          21.33      15-09-79
     19          100%                Cora Belle                         3919           6.70           6.70       20-9-79
     20          100%              County Line***                      11359          7.748           7.75      11-10-79
     21          100%                  Curran                            449           8.80           8.80       20-9-79
     22          100%                 Cyclops                           1567           8.70           8.70       19-9-79
     23          100%               Dauntless***                         579         10.330          10.33      22-09-79
     24          100%                  Devlin                           1579           7.60           7.60       19-9-79
     25           17%                Dolphin **                          719           1.99           0.33       24-9-80
     26            3%                  Elbert                           4163           9.90           0.30       20-9-79
                   6%                  Elbert                           4163                          0.59       20-9-79
                   8%                  Elbert                           4163                          0.79       20-9-79
     27           11%                Elmore****                          636         10.200           1.17      21-09-79
     28           38%                   EMMA                             756           8.30           3.15       29-9-79
     29           50%                Famous***                          4554          3.991           2.00      21-09-79
     30          100%                Fortune***                         2309          4.921           4.92      21-09-79
     31           75%             Free America #2                       1177           4.20           3.15       20-9-79
     32          100%                Gnome****                          1010          2.920           2.92      21-09-79
     33          100%               Golconda****                        3690          5.250           5.25      21-09-79
     34          100%                Golden rod                         9441           4.00           4.00       20-9-79
     35          100%               Grand Prize                       473 AM           4.50           4.50       20-9-79
     36          100%              Grand View***                         621          2.450           2.45      21-09-79
     37           13%                Great Hope                          489          10.30           1.34       20-9-79
     38           50%                Greenback                          1043           4.00           2.00       19-9-79
     39            3%                Greenwood                           630           9.40           0.28       19-9-79
                   6%                Greenwood                           630           9.40           0.56       19-9-79
     40          100%            Herman Placer****                       743         95.540          95.54      27-09-80
     41          100%              Highland Chief                        429           2.10           2.10       20-9-79
     42          100%              Highland Mary                         539           6.60           6.60       20-9-79
     43          100%                Homestake                          1540           7.60           7.60       20-9-79
     44           10%               Horseshoe **                        1493           5.48           0.54       30-9-79
     45          100%                 Hubert *                         11286           1.14           1.14       21-9-79
     46            8%                Ishpeming                          1018           8.20           0.66       20-9-79
                  83%                Ishpeming                          1018                          6.81       20-9-79
     47           32%               J G Fraction                       13251           1.70           0.54       20-9-79
     48          100%                 Jew****                           7141          1.480           1.48      21-09-79
     49          100%                  JFW *                           15176           0.02           0.02       21-9-79
     50           50%            Josephine Plus **                      3226           0.02           0.01       32-9-79
     51          100%                   JUDY                      CMC-248957          18.00          18.00         14&23
     52          100%                Kokomo***                           892          8.211           8.21      21-09-79
     53            8%                   KRL                             4299           4.70           0.38       20-9-79
     54           35%               Little Annie                         601          10.33           3.62       21-9-79
     55          100%                Lady Jane                           491           8.90           8.90       20-9-79
     56           38%              Little Bertha                         504           8.40           3.19       20-9-79
     57           11%               Little Chief                         358           6.98           0.76       24-9-80
     58          100%             Little Chippewa                        655           9.90           9.90       20-9-79
     59          100%            Little Ellen ****                       550         10.140          10.14      21-09-79
     60           13%             Little Galesburg                      1176           6.00           0.78       20-9-79
                  88%             Little Galesburg                      1176                          5.25       20-9-79
     61            3%               Little Maud                          758           4.90           0.15       20-9-79
                   6%               Little Maud                          758                          0.29       20-9-79
                   8%               Little Maud                          758                          0.39       20-9-79
     62          100%             Little Rische***                       412          9.710           9.71      21-09-79
     63           50%                  Medium                          13344           4.80           2.40       20-9-79

                  50%                  Medium                          13344                          2.40       20-9-79
     64          100%               Midnight****                        4532          4.310           4.31      21-09-79
     65          100%                  MIKADO                           8015           9.30           9.30       23-9-79
     66          100%               Mill site***                       tract        100.633         100.63
     67            8%              Mineral Farms                        1359           9.10           0.73       20-9-79
     68            8%                Minnesota                          2651           2.80           0.22       20-9-79
     69          100%                Moquito***                         4542          2.467           2.47      21-09-79
     70           11%              New Discovery                         286          10.70           1.17       24-9-80
     71          100%               New Year****                         496          9.300           9.30      21-09-79
     72           50%                 NEW YORK                          1294          10.10           5.05       23-9-79
     73          100%              Office Bldg***                                                        -
     74          100%                   Ohio                             584           9.24           9.24      20-09-79
     75            8%                   Park                             838          10.30           0.82       20-9-79
                   8%                 Park **                            838                          0.86       19-9-79
     76            8%                  Park#2                            897           9.70           0.78       20-9-79
     77           88%               Penfield***                         2308          3.576           3.13      21-09-79
     78           96%                PHARMACIST                        11617           1.20           1.15       19-9-79
     79            9%                Pittsburg                           422           8.43           0.79       19-9-79
     80          100%             Polaris #1-3****                     12486          5.720           5.72      21-09-79
     81           44%                President                          8942           6.90           3.04       20-9-79
                   6%                President                          8942                          0.41       20-9-79
     82           50%            PRIDE OF THE WEST                      3963           0.90           0.45       19-9-79
     83           63%               PROSPERINE &                        5214           9.90           6.24       19-9-79
     84          100%              PT ZUNI PLACER             Personal prop.          22.00          22.00
     85          100%                Pt. Oro***                          283          3.366           3.37      26-09-80
     86           75%                  PUEBLO                          12718          36.60          27.45       23-9-79
     87           39%                 Pyrenees                          1537           6.80           2.65       19-9-79
     88          100%                  R A M                            1566           5.90           5.90       19-9-79
     89           50%              Ready Cash **                         304          10.33           5.17       33-9-79
     90          100%          Resurrection#1-15****                    9269        148.169         148.17      22-09-79
     91          100%               Robert Burns                         538           9.90           9.90       20-9-79
     92          100%           Rocky & Snowflake *                     5038           9.40           9.40       21.9-79
     93          100%           Sailing Cissy #1***                    11121          6.336           6.34      22-09-79
     94          100%           Sailing Cissy #2***                    11121          5.412           5.41      22-09-79
     95          100%                 Security                          3181           2.85           2.85       19-9-79
     96           75%                 Shale***                         11121          9.684           7.26      22-09-79
     97           28%            Silent Friend****                       595          4.650           1.31      21-09-79
                  40%            Silent Friend****                       595                          1.86      21-09-79
     98            8%               Silver Cloud                        1016           4.90           0.39       20-9-79
     99          100%               Silver Spray                        1539           2.10           2.10       20-9-79
    100          100%                Slide****                          6455          2.810           2.81      36-09-79
    101            8%                   Snow                            4161           3.70           0.30       20-9-79
    102          100%              South Fork****                        623         10.160          10.16      21-09-79
    103          100%                 St. Ann                           4640           6.70           6.70       21-9-79
    104          100%                St. Louis                           558           8.00           8.00       21-9-79
    105           25%               Stray Horse                          301           7.30           1.83       24-9-80
    106          100%          Summit & Summit #2****                   6590         20.156          20.16      36-09-79
    107          100%                 Tokio *                           9923           1.01           1.01       21-9-79
    108          100%          Uintah Placer mill****                   2407          4.473           4.47      34-09-80
    109          100%        Uintah Placer(tract 5)****                 2407          2.273           2.27      27-09-80
    110          100%               Wade Hampton                        1538           6.10           6.10       20-9-79
    111           75%              Wall Street***                       1000          3.060           2.30      21-09-79
    112          100%             What is Left***                       4970          7.100           7.10      21-09-79
    113            8%                   XYT                             4162           7.10           0.57       20-9-79
                  92%                   XYT                             4162                          6.53       20-9-79
                        totals                                                     1,227.59         965.22

            *     Highland Group Affiliation

            ** Purchased at tax lien sale/delinquents, pending completion of payments (year 1999).

            *** Purchased at tax lien sale, pending completion of payments (year 2001)

            **** Purchased at tax lien sale, pending completion of payments, Paid two years taxes (2000, 2001)

            Note: We may have multiple agreements for the same claim that cover fractional ownership interests.

            CMC = Unpatented claim

We own or have rights to explore, develop and mine the foregoing claims as indicated. We have not formed any partnership or joint venture regarding these claims, nor have we entered into any associations whereby profits or expenses are to be shared. The claims are located approximately 2.5 miles northeast of the town of Leadville, Colorado and are accessible by County Road. The principal acreage forms a contiguous group and is located on a prominent topographic feature known as Breece Hill, as indicated in the discussion of the Hopemore Project below.

                               General Information

El Chanate Project - Sonora Mexico

The El Chanate project is located in the State of Sonora, Mexico, 37 kilometers northeast of the town of Caborca. It is accessible by paved and all weather dirt roads. Driving time from Caborca is approximately 40 minutes. Access is via the village of 16 de September.

The project is situated on the Sonora desert in a hot and windy climate, generally devoid of vegetation with the exception of cactus. The terrain is generally flat with immense, shallow basins, scattered rock outcropping and low rocky hills and ridges. The desert floor is covered by shallow, fine sediment, gravel and caliche. The main body of the known surface gold covers and irregularly shaped area of approximately 1,800 feet long by 900 feet wide. Several satellite bodies on surface exist which have not been thoroughly explored. Assays on chip samples taken from trenches at these locations by us indicate the presence of gold mineralization.

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

The main structural feature of the project area is the Chanate fault, a 7km long (minimum) northwest-striking, variably southwest-dipping structure that has been interpreted to be a thrust fault. The Chanate fault is overturned (north-dipping) at surface, and is marked by brittle deformation and shearing which has created a pronounced fracture foliation and fissility in the host rocks. In drill holes the fault is often marked the presence of an andesitedike. Reports prepared by a predecessor exploration company describe the fault as consisting of a series of thrust ramps and flats; however, geologic cross sections which we have reviewed but did not prepare may negate this interpretation.

Alteration/Mineralization

A predecessor exploration company has defined a 600 meter long, 300 meter wide, 120 meter thick zone of alteration that is centered about the Chanate fault. The strata within this zone have been sericised, silicified and pyritized to varying degrees. In surface outcrop the altered zone is distinguished by its bleached appearance relative to unaltered rock. The mineralized zone contains only single digit ppm levels of silver. Dense swarms of vein lets form thick, mineralized lenses, within a larger area of sub economic but anomalous gold concentrations. Drill hole data indicates that the mineralized lenses are sub horizontal to gently southwest-dipping and are grossly parallel to the Chanate fault. The fault zone itself is also weakly mineralized, although strata in the near hanging wall and footwall are appreciably mineralized.

Work to Date

The El Chanate property has been the site of small scale mining of high grade quartz veins (La Cuchilla mine) during the last century. Modern exploration includes a few core holes drilled by Phelps Dodge in the 1960's as part of a copper exploration program. Kennecott conducted geologic mapping and geochemical sampling in 1991 and dropped the property. A Mexican subsidiary of AngloGold explored the property intermittently between 1992 and 1997, and has conducted extensive surface geologic mapping, geochemical sampling, geophysical studies and drilling, including 11,000 meters of trenching, over 14 line-kilometers of induced polarization geophysical surveys, 61 line-kilometers of VLF-magnetometry geophysical surveys, 87 line-kilometers of enzyme leach geochemical surveys and 34,000 meters of R.C. drilling in 190 holes and 1080 meters of diamond drilling in 9 holes. That company also commissioned various consultant studies concerning petrography, fluid inclusions, air photo interpretation and structural analyses, and conducted some metallurgical test work.

In April and May 2002, to confirm previous results obtained by third parties and to provide specifically located metallurgical test samples, we drilled six diamond core holes totaling 1,508 feet into the main mineralized zone at El Chanate. Management believes that the diamond drill results generally confirmed the previous results and, in June 2002 and January 2003, we drilled an additional 45 reverse circulation holes totaling 9,410 feet. This reverse circulation drill program confirmed previous results and also expanded certain mineralized areas. The total number of holes is now 253. Of these, 235 are reverse circulation drill holes and 18 are diamond drill holes. Detailed check assays were obtained both for core samples and for reverse drill samples that initially assayed greater than 0.3 gm/tonne. Chemex Labs, Vancouver, Canada, preformed both the initial and the check assays, and the check assays supported the initial assay results.

Metallurgical studies and independent tests of El Chanate mineralization continue. Management believes that these tests continue to show promise that heap leach technology can be utilized at El Chanate.

We, along with our joint venture partner, FG, selected M3 Engineering, Tucson, Arizona and their related subcontractors to prepare a bankable feasibility study for the El Chanate Project for the purpose of securing bank financing. This study was completed in August 2003 and includes metallurgy, economics, planning and design. The feasibility study was financed by us and by our partner, FG.

Our Current Plans for the El Chanate Project

Assuming adequate funding can be obtained, that required permits are obtained, and since the feasibility and related engineering studies have yielded positive outcomes, we anticipate beginning project construction before the end of the calendar year 2003 or in early 2004. Our current plans for the rest of calendar year 2003 include:

Environmental and Permitting. We already own the surface over the deposit. We will need to obtain mining permits from state, federal and local governments, including water permits for processing ores and electrical permits to purchase or produce our own power. We also need to establish reclamation plans. These permits were recently completed and filed with the proper government agencies.

Site Construction. If warranted, we plan to construct a surface gold mine and facility capable of producing about 2.8 million tons per year of ore and about 50,000 ounces of gold per year, over a five year mine life, at a targeted cash cost of less than $230 per ounce.

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

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2003.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Marketing Information -- The principal U.S. market in which our common shares (all of which are of one class, $.001 par value Common Stock) are traded or will trade is in the over-the-counter market (Bulletin Board Symbol: "CGLD"). Our stock is not traded or quoted on any Automated Quotation System.

The following table sets forth the range of high and low bid quotes of our Common Stock per quarter for the past two fiscal years as reported by the OTC Bulletin Board (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessary represent actual transactions).

                          MARKET PRICE OF COMMON STOCK

                                                     Bid
                                                     ---
Quarter Ending                             High     and       Low
--------------                             ----------------------

July 31, 2003                              0.43              0.23
April 30, 2003                             0.33              0.19
January 31, 2003                           0.26              0.12
October 31, 2002                           0.18              0.12

July 31, 2002                              0.37              0.102
April 30, 2002                             0.29              0.10
January 31, 2002                           0.25              0.11
October 31, 2001                           0.38              0.15

      (b) Holders -- The approximate number of recordholders of our Common Stock, as of November 7, 2003 amounts to 1,524 inclusive of those brokerage firms and/or clearing houses holding our common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding is 45,716,092 as of November 7, 2003.

      (c) Dividends - We had not paid or declared any dividends upon our Common Stock since inception and, by reason of our present financial status and our contemplated financial requirements, do not contemplate or anticipate paying any dividends upon our Common Stock in the foreseeable future.

During the quarter ended July 31, 2003, we issued the following shares of our Common Stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: We sold an aggregate of 2,502,579 shares for an aggregate of $416,599 to 14 persons. We also issued 14,348 shares to one individual for administrative services.

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of July 31, 2003.

                                                                Number of                                 Number of securities
                                                            Securities to be                              remaining available
                                                               issued upon          Weighted-average      for future issuance
                                                               exercise of          exercise price of         under equity
                                                               outstanding             outstanding         compensation plans
                                                            options, warrants       options, warrants    (excluding securities
                   Plan Category                               and rights              and rights       reflected in column (a))
--------------------------------------------------          -----------------       ----------------    ------------------------
                                                                   (a)                       (b)                  (c)
Equity compensation plans approved by security
holders:                                                               -0-              $     -0-                   N/A
                                                               ==========                =======                =======

Equity compensation plans not approved by security              4,036,363               $   .022                    N/A
holders:                                                           25,000                    .50                    N/A
                                                                   97,826                   .115                    N/A
                                                                3,787,727                    .22                    N/A
                                                                1,450,000                    .05                    N/A
                                                                  100,000                    .20                    N/A
                                                                  100,000                    .24                    N/A
                                                                  200,000                    .25                    N/A
                                                               ==========                =======                =======

Total                                                           9,796,916                $  .199                    N/A
                                                               ==========                =======                =======

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Cautionary Statement on Forward-Looking Statements

Some information contained in or incorporated by reference into this report on Form 10-KSB may contain "forward-looking statements," as defined in Section 21E of the Securities and Exchange Act of 1934. These statements include comments regarding exploration and mine development and construction plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms or other sources of funding, and the timing of additional tests, feasibility studies and environmental permitting. The use of any of the words "anticipate," "continue," "estimate," "expect," "may," "will," "project," "should," "believe" and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure you that these expectations will prove to be correct. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors set forth in, including the section "Issues and Uncertainties" below, or incorporated by reference into, this report:

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

      Results of Operations

General

During the fiscal year ended July 31, 2003, we continued to analyze the El Chanate concessions. In fiscal 2002, we conducted data reviews and exploration reconnaissance on 44 remaining mineral concessions. The majority of these concessions were many miles from the El Chanate project and were mostly located over early stage prospects, or along conceptual geologic projections, which did not contain any developed mineral resources. As a result of this review, we succeeded in our objective of reducing property holdings to a coherent package of 14 contiguous, high priority concessions totaling approximately 3,497 hectares (8,642 acres or 13.5 square miles) which now comprise the El Chanate project. Further exploration and development of the El Chanate project, assuming it is economically feasible, will mostly occur on these concessions owned by us. We also own outright 466 hectares (1,151 acres or 1.8 square miles) of surface rights at El Chanate (except for our joint venture agreement with FG) and no third party ownership or leases exist on this fee land or the El Chanate concessions.

Through our engineering consultants and with FG, we continue to conduct metallurgical tests to determine the most optimal and economically feasible crushing and or grinding sizes for processing the El Chanate deposit. Management believes that these studies showed that El Chanate deposits are generally well suited for treatment using dilute cyanide solutions, and ore grade samples from El Chanate have shown recoveries from rock tested after crushing to minus 1/2 inch size. The result of the crushing and grinding studies show that the gold recovery increases significantly as the rock is reduced to finer particle sizes. Current plans call for crushing 100 percent of the rock through to minus 3/8 inch size. Test work was conducted at Resources Development Inc. in Wheat Ridge, Colorado, Metcon's laboratory in Tucson, Arizona and in Mexico at the La Colorada mine laboratory, which is owned by FG, our joint venture partner. We are generally encouraged by these results.

      Fiscal year ended July 31, 2003 compared to fiscal year ended July 31,
2002

Revenues.

We generated no revenues from mining operations during the fiscal year ended July 31, 2003 and 2002. We generated interest income during the 12 moths ended July 31, 2003 of approximately $32,000, an increase of $29,000 from the 12 month period ended July 31, 2002 ($3,000). This increase resulted from higher cash balances and interest collected on the sale of our subsidiary, Minera Chanate.

Costs and Expenses.

Over all, costs and expenses during the 12 months ended July 31, 2003 ($2,088,000) decreased by $487,000 (approximately 18.9%) from the 12 months ended July 31, 2002 ($2,575,000). However, this decrease primarily relates to a decrease in the write down of mining and milling properties ($999,500) offset by an increase in other costs and expenses.

In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we review our long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. Primarily as a result of our focus on El Chanate, we temporarily ceased activities in Leadville, Colorado. During the year ended July 31, 2003, we performed a review of our Colorado mine and mill improvements and determined that an additional impairment loss need not be recognized. Accordingly, at July 31, 2002, we reduced by approximately $999,000 the carrying value of certain assets relating to our Leadville, Colorado facility to $300,000, which approximates our management's estimate of fair value. No additional impairment loss was recognized at July 31, 2003.

Mine expenses during the 12 months ended July 31, 2003 ($1,029,000) increased by $319,000 (approximately 44.9%) from the 12 months ended July 31, 2002 ($710,000). We believe that the increase in mine expenses resulted primarily from increased research activities at the Mexican property.

Selling, general and administrative expenses during the 12 months ended July 31, 2003 ($771,000) increased by $131,000 (approximately 20.5%) from the 12 months ended July 31, 2002 ($640,000). We believe that the increase is due to increased rent and related expenses ($30,000), public relations ($68,000) costs and miscellaneous administrative costs ($33,000).

Stock based compensation increased $67,000 approximately (30.1%) during the 12 months ended July 31, 2003 ($289,000) from the 12 months ended July 31, 2002 ($222,000).

Net Income.

As a result, our net loss for the 12 months ended July 31, 2003 was $1,919,000, which was $1,427,000 more than our $492,000 loss for the 12 months ended July 31, 2002. .

Liquidity and Capital Resources

As of July 31, 2003, we had working capital of approximately $106,000. As noted below, management anticipates that we will need at least $1,182,400 in order to carry out our plans for fiscal 2004 which includes the costs of administration and mine related activities and an additional $13.8 million in order to develop a surface mine at the El Chanate project if it continues to be deemed economically feasible. To the extent that cash flow is unavailable, management intends to raise all necessary capital through bank financing and/or the sale of our securities, or the sale of a royalty interest in the future production from the Chanate properties.

Assuming that we are able to obtain funds, planned activities over the next year in Mexico, in order of priority, are as set forth below. Some of these activities may not be completed by July 31, 2004, the end of our current fiscal year.

                  Activity                                       Estimated Cost*
                  --------                                       ---------------

Sonora, Mexico (assumes FG pays an equal amount)

Permitting and Public Relations                                         11,000
Water Rights Acquisition                                                50,000
Water Well Drill (test hole)                                            25,000
Road Construction                                                       30,000
Building down payment                                                   20,000
Land Taxes                                                              19,500
Employee Salaries, and Consultants                                     124,500
                                                                    ----------
         Subtotal                                                      280,000

Leadville, Colorado
Holding cost, maintenance, insurance                                    36,200

New York, NY - Admin
New York Office                                                        648,000**
Mexican legal, accounting,                                              71,200
Mining and Geological Consultants                                      147,600
                                                                    ----------
         Subtotal                                                      866,200

Project Development (Senior financing)                              13,800,000

                  Total                                             14,982,400
                                                                    ==========

----------
*     Does not include contributions by FG.

** Includes rent and related costs, New York Salaries, taxes, U.S. legal and accounting expenses, and other U.S. general and administrative costs.

Management had been funding these basic requirements through funds obtained from our sale of Minera Chanate. All of the proceeds from the sale have been expended. During the year ended July 31, 2003, we obtained approximately $380,000 from the issuance of Common Stock. All of our planned activities are dependent upon our ability to obtain adequate financing. Financing, is being sought through bank loans, the sale of equity and/or royalty arrangements.

There is no assurance whatsoever that we will generate any operating revenues during the fiscal year ending July 31, 2003 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business.

Environmental Issues

Management does not expect that environmental issues will have an adverse material effect on our liquidity or earnings. Before any additional exploration or any development or mining or construction of milling facilities could begin at our Leadville properties, it would be necessary to meet all environmental requirements and to satisfy the regulatory agencies in Colorado that our proposed procedures fell within the boundaries of sound environmental practice. We currently are bonded to insure reclamation of any areas disturbed by our past activities. The current amount of this bond is $35,550.

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

In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we review our long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. During the year ended July 31, 2002, we performed a review of our Colorado mine and mill improvements and determined that an impairment loss should be recognized. Accordingly, at July 31, 2002, we reduced by $999,445 the net carrying value of certain assets relating to our Leadville, Colorado facility to $300,000, which approximates management's estimate of fair value. No additional impairment loss was recognized in 2003.

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at July 31, 2003.

                            ISSUES AND UNCERTAINTIES

The following issues and uncertainties, among others, should be considered in evaluating our financial outlook.

      We have not generated any operating revenues. If we are unable to commercially develop our mineral properties, we will not be able to generate profits and our business may fail.

To date, we have no producing properties. As a result, we have no current source of operating revenue and we have historically operated and continue to operate at a loss. Our ultimate success will depend on our ability to generate profits from our properties. Our viability is largely dependent on the successful commercial development of the El Chanate project.

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

      Our ability on a going forward basis to discover viable and economic mineral reserves is subject to numerous factors, most of which are beyond our control and are not predictable.

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

Aside from our El Chanate concessions, the mineral properties in which we have an interest or right are in the exploration stages and are without reserves of gold or other minerals. We cannot assure that current or proposed exploration or development on our other properties in which we have an interest will result in the discovery of gold mineralization reserves or will result in a profitable commercial mining operation.

      We have a limited number of prospects. As a result, our chances of commencing viable mining operations are dependent upon the success of one project.

Our only current properties are the El Chanate concessions and our Leadville properties. At present, we are not doing any substantive work at our Leadville properties. Our El Chanate concessions are owned by one of our wholly-owned subsidiaries Oro de Altar. FG, our joint venture partner, has a 31% interest in the operating profits of the El Chanate project with a right to increase its interest to 45%. We currently do not have operations on either of our properties, and we must commence such operations to receive revenues. Accordingly, we are dependent upon the success of the El Chanate concessions.

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

      Mining Risks and Potential Inadequacy of Insurance Coverage could adversely affect us

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

      We do not currently have liability insurance in place. Although we are currently seeking to obtain insurance, if we are unable to obtain adequate insurance and someone is injured on our property, our financial condition could be materially and adversely affected.

At present we do not have liability insurance coverage in place. We are currently seeking to obtain such insurance and hope to have it soon. If we are unable to obtain adequate insurance and/or prior such insurance taking effect, someone is injured on our property and we are determined to be liable, our financial condition could be materially and adversely affected.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounts for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for the year ended July 31, 2003. SFAS No. 148 did not have a material impact on our consolidated financial statements, as the adoption of this standard does not require us to change, and we do not plan to change, to the fair value based method of accounting for stock-based compensation

Item 7. Financial Statements.

For the Financial Statements required by Item 7 see the Financial Statements included at the end of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosure.

Item 8A. Controls and Procedures.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning the directors and executive officers of the Company:

                                          First
                                          Became
Name                           Age        Director       Position
----                           ---        --------       --------
Gifford A. Dieterle            71         9/22/82        President, Treasurer
                                                         & Chairman of the Board

Robert Roningen                69         9/14/93        Director, Senior Vice President,
                                                         Secretary

Jack V. Everett                82         1/25/95        Director, Vice President - Exploration

Roger A. Newell                60         8/28/00        Director, Vice President -
                                                         Development

Jeffrey W. Pritchard           45         1/27/00        Director, Vice President -
                                                         Investor Relations

J. Scott Hazlitt               51                        Vice President - Mine Development

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

ROGER A. NEWELL, Vice President - Development and Director, has been in the mining industry for over 30 years. From 1974 through 1977, he was a geologist with Kennecott Copper Copper Corporation. From 1977 through 1989, he served as Exploration Manager/Senior Geologist for the Newmont Mining Corporation and, from 1989 through 1995, was the Exploration Manager for Gold Fields Mining Company. He was Vice President Development, for Western Exploration Company from 1997 through 2000. He has been self-employed as a geologist since 2001. His highest educational degree is a Ph.D. in mineral exploration from Stanford University.

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

J. SCOTT HAZLITT, Vice President - Mine Operations, has been a geologist since 1974. He has been providing geological consulting services to the Company since November 1999. From 1995 to 1999, he was Chief Geologist for Getchell Gold Corp. Mr. Hazlitt received a B.Sc. degree in Geology from Fort Lewis College in Durango, Colorado in 1974 and a M.Sc. degree in Economic Geology from Colorado State University in Fort Collins, Colorado in 1985.

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

Code of Ethics

We recently adopted a Code of Ethics that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is publicly available on our Website at www.capitalgoldcorp.com. If we make any substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on that Website or in a report on Form 8-K.

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

                           SUMMARY COMPENSATION TABLE

                                                                                           Long-Term Compensation
                                                                                -------------------------------------------
                                             Annual Compensation                       Awards                  Payouts
                             ------------------------------------------------   -------------------     -------------------
        (a)                   (b)          (c)          (d)            (e)        (f)          (g)        (h)         (i)
-------------------          ----        ------         ---         ---------   ---------   -------     -------   ---------
                                                                     Other      Restrict-                         All Other
                                                                     Annual     ed Stock                 LTIP     Compensa
 Name and Principal                                    Bonus        Compen-      Award      Options     Payouts     -tion
     Position                Year        Salary         ($)         sation($)     ($)         SARs        ($)        (i)
-------------------          ----        ------        -----        ---------   ---------   -------     -------   ---------
Gifford A. Dieterle          2003        70,856        23,400          -0-        -0-             -0-     -0-        -0-
 Chief Executive             2002        70,642            -0-         -0-        -0-             -0-     -0-        -0-
 Officer                     2001        96,350            -0-         -0-        -0-       2,000,00      -0-        -0-

The following table sets forth information with respect to the Company's Executive Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

      (a)                       (b)                 (c)                       (d)                  (e)
-----------------------------------------------------------------------------------------------------------
                                               Percent of Total
                                               Options/SARs
                              Options/         Granted to
                              SARs             Employee in            Exercise or Base          Expiration
Name                          Granted          Fiscal Year              Price ($/SH)                Date
-----------------------------------------------------------------------------------------------------------
Scott Hazlitt                 300,000             20.8%                   $.05                   02-01-07
Scott Hazlitt                 400,000             20.5%                   $.05                   03-15-05

The following table sets forth information with respect to the Company's Executive Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

         Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR

  (a)                          (b)               (c)               (d)                     (e)
-----------------------------------------------------------------------------------------------------
                                                                                       Value of
                                                                 Number of             Unexercised
                                                                 Unexercised           In-the-Money
                                                                 Options/SARs          Option/SARs
                             Shares                              at FY-End(#)          at FY-End(#)
                             Acquired on        Value            Exercisable/          Exercisable/
        Name                 Exercise (#)       Realized         Unexercisable         Unexercisable
-----------------------------------------------------------------------------------------------------
Gifford A. Dieterle                 --                --          1,250,000               $287,500
Robert N. Roningen             922,727           $90,427            500,000               $115,000
Jack V. Everett                200,000           $36,000            300,000               $ 69,000
Jeffrey W. Pritchard                --                --            372,727               $ 85,727
Roger A. Newell                     --                --          1,000,000               $230,000
Scott Hazlitt                       --                --            725,000               $166,750

Directors are not compensated for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         (a) Security Ownership of Certain Beneficial Owners -- The persons set forth on the charts below are known to the Company to be the beneficial owners of more than 5% of the Company's outstanding voting Common Stock as of November 10, 2003.

         (b) Security Ownership of Management - Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management as of November 10, 2003, is set forth on the charts below.

                        Name of                    Amount & Nature
                        Beneficial                 of Beneficial              Approximate
Title of Class          Owner                      Ownership 11/10/03       Percentage(1)(2)
--------------          ----------                 ------------------       ----------------
Common Stock            Gifford A. Dieterle*         2,783,379(2)                  5.9%
Common Stock            Jack Everett*                  975,000(2)                  2.1%
Common Stock            Robert Roningen*             1,800,000(2)(3)               3.9%
Common Stock            Jeffrey W. Pritchard*          706,354(2)                  1.5%
Common Stock            Roger A Newell*              1,227,273(2)                  2.6%
Common Stock            Scott Hazlitt*               1,025,000(2)                  2.2%
Common Stock            Richard Shevchenko           3,912,000(2)(4)               8.1%

   All Officers and
   Directors as a
   Group(6)                                          8,517,006(2)(3)              17.2%

----------

*     Officer and/or Director of the Company.

(1) Based upon 45,716,092 shares issued and outstanding as of November 7, 2003.

(2) For Messrs. Dieterle, Everett, Roningen, Pritchard, Newell, Hazlitt and Shevchenko, includes, respectively, 1,250,000 shares, 100,000 shares, 500,000 shares, 372,727 shares, 927,273 shares, 725,000 shares and
      2,500,000 issuable upon exercise of options and/or warrants.

(3)   Includes shares owned by Mr. Roningen's wife and children.

(4) Includes shares owned by Mr. Shevchenko's wife. The number of shares is based upon our review of our records and the records at our transfer agent. The actual number, to the extent that he owns stock in street name may be different.

Item 12. Certain Relationships and Related Transactions.

During the fiscal years ended July 31, 2003 and 2002, we paid Roger Newell $60,000 and $60,000, respectively, for professional geologist services rendered to us. In addition, during the fiscal year ended July 31, 2003 and 2002, we paid Mr. Newell a bonus of $35,000 and $15,000, respectively. During the fiscal years ended July 31, 2003 and 2002, we paid Scott Hazlitt $96,000 per year, for professional geologist and mine management services rendered to us, plus expenses. In addition, during the fiscal year ended July 31, 2003 and 2002, we paid Mr. Hazlitt a bonus of $10,000 and $5,000, respectively. During the fiscal year ended July 31, 2003 and 2002, we paid Jack Everett consulting fees of $42,000 and $30,000, respectively. In addition, during the fiscal year ended July 31, 2003 and 2002, we paid Mr. Everett a bonus of $35,000 and $15,000, respectively. During the fiscal year ended July 31, 2003 and 2002, we paid Robert Roningen legal fees of $2,300 and $22,500, respectively. In addition, during the fiscal year ended July 31, 2003 and 2002, we paid Mr. Roningen a bonus of $10,000 and $5,000, respectively. During the fiscal year ended July 31, 2003, we paid Gifford Dieterle a bonus of $23,400. During the fiscal year ended July 31, 2003 and 2002, we paid Jeff Pritchard a bonus of $10,000 and $5,000, respectively.

At July 31, 2003 we had outstanding salary advances of $10,020 to an officer/director. Subsequent to July 31, 2003, we made additional salary advances to this officer of $9,000. The officer has agreed to transfer his net paychecks to us until such time as all salary advances have been exhausted. To date, repayments are being made according to the arrangement.

On October 29, 2002, we issued to Scott Hazlitt options to purchase 400,000 shares that expire on March 15, 2005 and are exercisable at $.22 per share, and options to purchase 300,000 shares that expire on February 1, 2007 and are exercisable at $.22 per share.

On February 14, 2002, we issued to Scott Hazlitt an option to purchase 300,000 shares. These options expire November 16, 2003 and were exercisable at $.22 per share (the exercise price was subsequently reduced to $.022 per share). Mr. Hazlitt exercised these options.

On June 4, 2002, we issued to Roger Newell an option to purchase 227,273 shares. These options expire June 4, 2005 and are exercisable at $.022 per share.

Item 13. Exhibits and Reports on Form 8-K.

      Exhibits
      --------

         3.a      Certificate of Incorporation of Company(1)

         3.b      Amendments to Certificate of Incorporation of Company (1)(5)

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

         10.f     Agreement between Santa Rita and Grupo Minero FG.(4)

         21.1     Subsidiaries of the Company

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

         32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

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

      (5) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on or about April 11, 2003, and incorporated herein by this reference.

         Reports of Form 8-K

None.

Statements contained in this Form 10-KSB as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to this Report or is included in any forms indicated above, each such statement is deemed to be qualified and amplified in all respects by such provisions.

Item 14. Principal Accountant Fees And Services.

Wolinetz, Lafazan & Company, P.C. ("WL"), Certified Public Accountants, are the Company's independent auditors that examined the financial statements of the Company for the fiscal years ended July 31, 2003 and 2002. WL has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

WL billed $39,000 and $43,000 for our audit of Company's financial statements for the fiscal years ended July 31, 2003 and 2002 and our review of the financial statements included in the Company's filing of its quarterly reports on form 10-QSB during these fiscal years.

Audit-Related Fees

WL was not paid any additional fees for the fiscal years ended July 31, 2003 and 2002 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

WL billed $12,000 for the fiscal years ended July 31, 2003 and 2002 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

WL was paid no other fees for professional services during the fiscal years ended July 31, 2003 and 2002.

Audit Committee Pre-Approval Policies

The Board of Directors, which performs the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by WL. All the services performed by WL that are described above were pre-approved by the Board of Directors. Less than 50% of the hours expended on WL's engagement to audit the Company's financial statements for the fiscal years ended July 31, 2003 and 2002 were attributed to work performed by persons other than WL's full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAPITAL GOLD CORPORATION

                                          By: /s/ Gifford A. Dieterle
                                              ----------------------------------
Dated:                                        Gifford A. Dieterle, President
Dated: November 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURES                    TITLE                       DATE
     ----------                    -----                       ----

     /s/ Gifford A. Dieterle       President,                  November 12, 2003
     ------------------------      Treasurer,
     Gifford A. Dieterle           Principal Financial
                                   and Accounting
                                   Officer and Chairman
                                   of the Board of Directors

      /s/ Jack V. Everett          Director                    November 12, 2003
     ------------------------
     Jack V. Everett

     /s/ Robert Roningen           Director
     ------------------------                                  November 12, 2003
     Robert Roningen

     /s/ Roger A. Newell           Director                    November 12, 2003
     ------------------------
     Roger A. Newell

     /s/ Jeffrey W. Pritchard      Director                    November 12, 2003
     ------------------------
     Jeffrey W. Pritchard

                            SUPPLEMENTAL INFORMATION

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

                                 NOT APPLICABLE.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Shareholders of
Capital Gold Corporation

We have audited the accompanying consolidated balance sheet of Capital Gold Corporation (F/K/A Leadville Mining and Milling Corp.) and Subsidiaries (A Development Stage Enterprise) ("the Company") as of July 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended July 31, 2003 and for the period September 17, 1982 (Inception) to July 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Gold Corporation and Subsidiaries as of July 31, 2003 and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 31, 2003 and for the period September 17, 1982 (Inception) to July 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage enterprise whose operations have generated recurring losses and cash flow deficiencies from its inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
October 17, 2003

                            CAPITAL GOLD CORPORAITON
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                  JULY 31, 2003

                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                        $    246,410
  Loans Receivable - Related Party                                       20,180
  Loans Receivable - Others                                              18,365
  Other Current Assets                                                   14,978
  Prepaid Expenses                                                       10,027
  Marketable Securities                                                  50,000
                                                                   ------------
     Total Current Assets                                               359,960
                                                                   ------------

Mining, Milling and Other Property and Equipment
  (Net of Accumulated Depreciation of $358,230)                         344,780
                                                                   ------------

Other Assets:
  Other Investments                                                      12,882
  Mining Reclamation Bonds                                               35,550
  Security Deposits                                                       8,435
                                                                   ------------
     Total Other Assets                                                  56,867
                                                                   ------------

Total Assets                                                       $    761,607
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                 $    132,017
  Accrued Expenses                                                      122,282
                                                                   ------------
     Total Current Liabilities                                          254,299
                                                                   ------------

Minority Interest                                                      (143,692)
                                                                   ------------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 44,677,534 Shares                                        44,677
  Additional Paid-In Capital                                         22,192,229
  Deficit Accumulated in the Development Stage                      (21,639,539)
  Accumulated Other Comprehensive Income (Loss)                          53,633
                                                                   ------------
     Total Stockholders' Equity                                         651,000
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $    761,607
                                                                   ============

The accompany notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                        For The Period
                                                             For The Year Ended        September 17,1982
                                                                   July 31,               (Inception)
                                                         ----------------------------          To
                                                             2003            2002        July 31, 2003
                                                         ------------    ------------  -----------------
Revenues:
  Sales                                                  $         --    $         --    $         --
  Interest Income                                              31,864           3,103         749,441
  Miscellaneous                                                 6,401              --          32,677
                                                         ------------    ------------    ------------

    Total Revenues                                             38,265           3,103         782,118
                                                         ------------    ------------    ------------

Costs and Expenses:
  Mine Expenses                                             1,028,899         709,961       6,139,484
  Write-Down of Mining, Milling and Other Property and
    Equipment                                                      --         999,445         999,445
  Selling, General and Administrative Expenses                770,629         639,652       8,170,207
  Stock Based Compensation                                    288,623         222,338       8,842,970
  Depreciation                                                     --           3,105         367,726
                                                         ------------    ------------    ------------

  Total Costs and Expenses                                  2,088,151       2,574,501      24,519,832
                                                         ------------    ------------    ------------

Loss Before Other Income (Expense)                         (2,049,886)     (2,571,398)    (23,737,714)
                                                         ------------    ------------    ------------

Other Income (Expense):
  Gain on Sale of Property and Equipment                           --          46,116          46,116
  Gain on Sale of Subsidiary                                       --       1,907,903       1,907,903
  Option Payment                                                   --          70,688          70,688
  Loss on Write-Off of Investment                                  --              --         (10,000)
  Loss on Joint Venture                                            --              --        (101,700)
  Loss on Option                                              (50,000)             --         (50,000)
                                                         ------------    ------------    ------------

         Total Other Income (Expense)                         (50,000)      2,024,707       1,863,007
                                                         ------------    ------------    ------------

Loss Before Minority Interest                              (2,099,886)       (546,691)    (21,874,707)

Minority Interest in Net Loss of Subsidiary                   180,625          54,543         235,168
                                                         ------------    ------------    ------------

Net Loss                                                 $ (1,919,261)   $   (492,148)   $(21,639,539)
                                                         ============    ============    ============

Net Loss Per Common Share - Basic and Diluted            $       (.05)   $       (.01)
                                                         ============    ============

Weighted Average Common Shares Outstanding                 41,892,989      37,499,663
                                                         ============    ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2003


                                                                                                 Deficit
                                                                                               Accumulated
                                                  Common Stock               Additional          In The
                                           --------------------------         Paid-In          Development
                                             Shares           Amount          Capital             Stage             Total
                                           ---------        ---------       -----------        -----------       -----------
Balance
  September 17, 1982
  (Inception)                                    -0-        $      -0-      $        -0-       $       -0-       $        -0-

Initial Cash
  Officers - At $.001 Per Share            1,575,000            1,575                --                --              1,575

  Other Investors -
    At $.001 Per Share                     1,045,000            1,045                --                --              1,045

Initial - Mining Claims -
  Officer - At $.002 Per Share               875,000              875               759                --              1,634

Common Stock Issued For:
  Cash At $.50 Per Share                     300,000              300           149,700                --            150,000

Net Loss                                          --               --                --            (8,486)            (8,486)
                                           ---------        ---------       -----------        ----------        -----------

Balance - July 31, 1983                    3,795,000            3,795           150,459            (8,486)           145,768

Common Stock Issued For:
  Cash Pursuant to Initial Offering
  At $1.50 Per Share, Net of
  Offering Costs of $408,763               1,754,741            1,755         2,221,594                --          2,223,349

Net Income                                        --               --                --            48,890             48,890
                                           ---------        ---------       -----------        ----------        -----------

Balance - July 31, 1984                    5,549,741            5,550         2,372,053            40,404          2,418,007

Net Income                                        --               --                --            18,486             18,486
                                           ---------        ---------       -----------        ----------        -----------

Balance - July 31, 1985                    5,549,741            5,550         2,372,053            58,890          2,436,493

Common Stock Issued For:
  Mineral Lease At $1.00 Per Share               100               --               100                --                100

Net Income                                        --               --                --             4,597              4,597
                                           ---------        ---------       -----------        ----------        -----------

Balance - July 31, 1986                    5,549,841            5,550         2,372,153            63,487          2,441,190

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2003


                                                                                        Deficit
                                                                                      Accumulated
                                        Common Stock                Additional           In The
                               -----------------------------         Paid-In          Development
                                  Shares            Amount           Capital              Stage             Total
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

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2003

                                                                                           Deficit
                                                                                         Accumulated
                                           Common Stock                Additional           In The
                                  -----------------------------         Paid-In          Development
                                     Shares            Amount           Capital             Stage              Total
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

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2003

                                                                                                   Deficit
                                                                                                 Accumulated
                                                    Common Stock              Additional            In The
                                          -----------------------------         Paid-In          Development
                                               Shares            Amount         Capital             Stage              Total
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

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2003

                                                                                            Deficit
                                                                                          Accumulated
                                           Common Stock                Additional           In The
                                   -----------------------------         Paid-In          Development
                                      Shares            Amount           Capital             Stage              Total
                                   -----------       -----------       -----------        -----------        -----------
Common Stock Issued For:
  Cash:
    At $.40 Per Share                   75,972       $        76       $    30,274        $        --        $    30,350
    At $.50 Per Share                  550,423               550           270,074                 --            270,624
    At $.60 Per Share                  146,773               147            87,853                                88,000
    At $.70 Per Share                   55,722                56            38,949                                39,005
    At $.80 Per Share                  110,100               110            87,890                                88,000

Services:
    At $.40 Per Share                  104,150               104            38,296                 --             38,400
    At $.50 Per Share                   42,010                42            20,963                 --             21,005
    At $.60 Per Share                    4,600                 5             2,755                                 2,760
    At $.70 Per Share                  154,393               155           107,920                               108,075

  Commissions:
     At $.35 Per Share                  23,428                23               (23)
     At $.50 Per Share                  50,545                50               (50)
     At $.60 Per Share                   2,000                 2                (2)
     At $.70 Per Share                  12,036                12               (12)

  Exercise of Options:
    Cash:
      At $.35 Per Share
        By Related Party                19,571                20             6,830                                 6,850

    Services:
      At $.35 Per Share
        By Related Party               200,429               200            69,950                 --             70,150
      At $.50 Per Share                 95,000                95            47,405                 --             47,500

Compensation Portion of
  Options                                   --                --           261,500                 --            261,500

Net Loss                                    --                --                --           (956,043)          (956,043)
                                   -----------       -----------       -----------        -----------        -----------

Balance - July 31, 1996             12,607,715            12,608         6,076,152         (4,702,720)         1,386,040

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2003

                                                                                             Deficit
                                                                                           Accumulated
                                            Common Stock                 Additional           In The
                                    -----------------------------         Paid-In          Development
                                       Shares            Amount           Capital              Stage             Total
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

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2003

                                                                                             Deficit
                                                                                           Accumulated
                                            Common Stock                Additional            In The
                                    ----------------------------          Paid-In          Development
                                       Shares            Amount           Capital             Stage              Total
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

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2003

                                                                                             Deficit
                                                                                           Accumulated
                                            Common Stock                Additional            In The
                                    ----------------------------          Paid-In          Development
                                       Shares            Amount           Capital             Stage              Total
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

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2003

                                                                                           Deficit
                                                                                        Accumulated
                                            Common Stock                Additional         In The
                                   -----------------------------         Paid-In         Development
                                   -  Shares            Amount           Capital            Stage              Total
                                   -----------       -----------       -----------       -----------        -----------
Compensation portion of Cash
  Issuances                                 --       $        --       $   618,231       $        --        $   618,231

Compensation Portion of
  Options                                   --                --           304,900                --            304,900

Exercise of Options:
  Cash
    At $0.10 Per Share                 510,000               510            50,490                --             51,000

Services:
    At $0.70 Per Share                 100,000               100            69,900                --             70,000

Net Loss                                    --                --                --        (1,964,447)        (1,964,447)
                                   -----------       -----------       -----------       -----------        -----------

Balance - July 31, 1999             20,222,615            20,221         9,689,625        (8,279,844)         1,430,002

Common Stock Issued For:
  Cash:
    At $.18 Per Share                   27,778                28             4,972                --              5,000
    At $.20 Per Share                  482,500               483            96,017                --             96,500
    At $.21 Per Share                   47,500                47             9,953                --             10,000
    At $.22 Per Share                  844,821               845           185,012                --            185,857
    At $.30 Per Share                  100,000               100            29,900                --             30,000
    At $.35 Per Share                  280,000               280            97,720                --             98,000
    At $.37 Per Share                   56,000                56            19,944                --             20,000
    At $.38 Per Share                  100,000               100            37,900                --             38,000
    At $.40 Per Share                  620,000               620           247,380                --            248,000
    At $.42 Per Share                   47,715                48            19,952                --             20,000
    At $.45 Per Share                  182,445               182            81,918                --             82,100
    At $.50 Per Share                  313,000               313           156,187                --            156,500
    At $.55 Per Share                  122,778               123            67,377                --             67,500
    At $.58 Per Share                   12,069                12             6,988                --              7,000

Expenses:
    At $.20 Per Share                    4,167                 4               829                --                833
    At $.22 Per Share                   46,091                46            10,094                --             10,140

Compensation Portion                        --                --            94,430                --             94,430

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2003

                                                                                                   Deficit
                                                                                                 Accumulated
                                               Common Stock                   Additional           In The
                                       ------------------------------          Paid-In           Development
                                          Shares             Amount            Capital               Stage                Total
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

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2003

                                                                                       Deficit
                                                                                     Accumulated      Accumulated
                                       Common Stock                 Additional         In The            Other
                                -----------------------------        Paid-In         Development     Comprehensive
                                   Shares           Amount            Capital            Stage       Income (Loss)        Total
                                -----------       -----------       -----------      -----------     --------------    -----------
Compensation Portion:                    --       $        --       $    24,000        $      --       $      --       $    24,000

Expenses:
    At $.27 Per Share                30,000                30             8,070               --              --             8,100

Services:
    At $0.20 Per Share               33,850                34             6,736               --              --             6,770
    At $0.23 Per Share               15,000                15             3,435               --              --             3,450
    At $0.11 Per Share               87,272                87             9,513               --              --             9,600
    At $0.34 Per Share               50,000                50            16,950               --              --            17,000

Compensation Portion:                    --                --            21,777               --              --            21,777

Commission:
    At $0.11 Per Share              266,500               267              (267)              --              --                --
    At $0.20 Per Share               26,150                26               (26)              --              --                --
    At $0.22 Per Share               15,000                15               (15)              --              --                --

Compensation Portion:                    --                --            36,595               --              --            36,595

Exercise of Options:
  Cash:
    At $0.02 Per Share By
      Related Party                 225,000               225             4,725               --              --             4,950
    At $0.10 Per Share              200,000               200            19,800               --              --            20,000

Expenses:
    At $0.02 Per Share By
      Related Party                  53,270                53             1,120               --              --             1,173

Compensation Portion:                    --                --            25,463               --              --            25,463

Commission:
      At $0.02 Per Share            350,000               350              (350)              --              --                --

Compensation Portion:                    --                --           132,300               --              --           132,300

Commission:
      At $0.05 Per Share          1,000,000             1,000            (1,000)              --              --                --

Compensation Portion:                    --                --           400,000               --              --           400,000

Stock Based Compensation                 --                --         7,002,500               --              --         7,002,500

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2003

                                                                                        Deficit
                                                                                      Accumulated     Accumulated
                                             Common Stock            Additional          In The           Other
                                     ---------------------------       Paid-In        Development    Comprehensive
                                        Shares          Amount         Capital           Stage        Income (Loss)        Total
                                     -----------     -----------     -----------      -----------    --------------     -----------
Comprehensive Loss:
Net Loss                                      --              --              --       (9,418,266)              --       (9,418,266)

Equity Adjustment from
  Foreign Currency
  Translation                                 --              --              --               --             (493)            (493)

Total Comprehensive
  Loss                                        --              --              --               --               --       (9,418,759)
                                     -----------     -----------     -----------      -----------      -----------      -----------

Balance - July 31, 2001               33,539,597          33,540      20,633,674      (19,228,130)            (493)       1,438,591

Common Stock Issued
  For:
    Cash:
      At $.022 Per Share               1,400,976           1,401          29,420               --               --           30,821
      At $.08 Per Share                  250,000             250          19,750               --               --           20,000
      At $.10 Per Share                  980,000             980          97,020               --               --           98,000
      At $.11 Per Share                  145,456             145          15,855               --               --           16,000
      At $.115 Per Share                 478,260             478          54,522               --               --           55,000
      At $.12 Per Share                  500,000             500          59,500               --               --           60,000
      At $.125 Per Share                  40,000              40           4,960               --               --            5,000
      At $.14 Per Share                   44,000              44           6,116               --               --            6,160
      At $.15 Per Share                  383,667             384          57,166               --               --           57,550
      At $.18 Per Share                   25,000              25           4,475               --               --            4,500

Commissions:
  At $.115 Per Share                      69,565              70             (70)              --               --               --
  At $.22 Per Share                      100,000             100            (100)              --               --               --
  At $.08 Per Share                       20,625              21             (21)              --               --               --
  At $.14-$.22 Per Share                 282,475             282            (282)              --               --               --

Services:
  At $.10 Per Share                       35,950              36           3,559               --               --            3,595

Exercise of Options:
  Non Cash:
    At $.022 Per Share by
      Related Party:                     227,273             227           4,773               --               --            5,000

Exercise of Options:
  Cash:
    At $.022 Per Share by
      Related Parties                    909,092             909          19,091               --               --           20,000
    At $.022 Per Share by
      Others                           1,205,929           1,206          25,325               --               --           26,531

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2003

                                                                                       Deficit
                                                                                     Accumulated      Accumulated
                                             Common Stock            Additional         In The            Other
                                     ----------------------------     Paid-In        Development      Comprehensive
                                         Shares          Amount        Capital          Stage         Income (Loss)        Total
                                     ------------    ------------    ------------    ------------     ------------     ------------
Additional Paid-In Capital
  Arising From Investment
  In Joint Venture Subsidiary
  by Minority Interest                         --              --          51,934              --               --           51,934

Stock Based Compensation                       --              --         222,338              --               --          222,338

Comprehensive Loss:
  Net Loss                                     --              --              --        (492,148)              --         (492,148)

  Equity Adjustment from
    Foreign Currency
    Translation                                --              --              --              --           (6,753)          (6,753)
                                                                                                                       ------------

Total Comprehensive
  Loss                                         --              --              --              --               --         (498,901)
                                     ------------    ------------    ------------    ------------     ------------     ------------

Balance - July 31, 2002                40,637,865          40,638      21,309,005     (19,720,278)          (7,246)       1,622,119

Common Stock Issued for:
  Cash:
    At $.022 Per Share                    250,000             250           5,250              --               --            5,500
    At $.10 Per Share                      50,000              50           4,950              --               --            5,000
    At $.12 Per Share                   1,250,000           1,250         148,750              --               --          150,000
    At $.14 Per Share                     235,714             236          32,764              --               --           33,000
    At $.15 Per Share                   1,016,865           1,017         151,513              --               --          152,530

Exercise of Options:
  Cash:
    At $.022 Per Share by
      Related Party                       922,727             923          19,377              --               --           20,300
    At $.05 Per Share by
      Related Party                       200,000             200           9,800              --               --           10,000
    At $.05 Per Share by
      Others                              100,000             100           4,900              --               --            5,000

Services:
  At $4.00 Per Share                       14,363              13          57,378              --               --           57,391

Additional Paid-In Capital
  Arising from Investment
  In Joint Venture Subsidiary
  By Minority Interest                         --              --         159,919              --               --          159,919

Stock Based
  Compensation                                 --              --         288,623              --               --          288,623

Comprehensive Loss:
  Net Loss                                     --              --              --      (1,919,261)              --       (1,919,261)

  Equity Adjustment from
    Foreign Currency
    Translation                                --              --              --              --           60,879           60,879

Total Comprehensive
  Loss                                         --              --              --              --               --       (1,858,382)
                                     ------------    ------------    ------------    ------------     ------------     ------------

Balance - July 31, 2003                44,677,534    $     44,677    $ 22,192,229    $(21,639,539)    $     53,633     $    651,000
                                     ============    ============    ============    ============     ============     ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                For The Period
                                                                               For The Year Ended             September 17, 1982
                                                                                     July 31,                     (Inception)
                                                                       ---------------------------------              To
                                                                           2003                 2002            July 31, 2003
                                                                       ------------         ------------      ------------------
Cash Flow From Operating Activities:
  Net Loss                                                             $ (1,919,261)        $   (492,148)        $(21,639,539)
  Adjustments to Reconcile Net Loss to
    Net Cash (Used) By Operating Activities:
      Depreciation                                                               --                3,105              367,726
      Gain on Sale of Subsidiary                                                 --           (1,907,903)          (1,907,903)
      Minority Interest in Net Loss of Subsidiary                          (180,625)             (54,543)            (235,168)
      Write-Down of Impaired Mining, Milling and Other
        Property and Equipment                                                   --              999,445              999,445
       Gain (Loss) on Sale of Property and Equipment                             --              (46,116)             (46,116)
       Loss on Write-Off of Investment                                           --                   --               10,000
       Loss From Joint Venture                                                   --                   --              101,700
      Value of Common Stock Issued for Services                              57,391                8,595            2,812,993
      Stock Based Compensation                                              288,623              222,338            8,842,970
      Changes in Operating Assets and Liabilities:
        (Increase) in Prepaid Expenses                                      (10,027)                  --              (10,027)
        (Increase) Decrease in Other Current Assets                         (11,654)               2,992              (14,978)
        (Increase) in Security Deposits                                          --               (4,768)              (8,435)
        Increase (Decrease) in Accounts Payable                             (51,015)             112,396              124,210
        Increase (Decrease) in Accrued Expenses                             (62,781)              62,509                 (272)
                                                                       ------------         ------------         ------------

Net Cash (Used) By Operating Activities                                  (1,889,349)          (1,094,098)         (10,603,394)
                                                                       ------------         ------------         ------------

Cash Flow From Investing Activities:
  Purchase of Other Investments                                             (12,882)                  --              (12,882)
  Purchase of Mining, Milling and Other Property and
    Equipment                                                                    --                   --           (1,705,650)
  Proceeds on Sale of Mining, Milling and Other Property
    and Equipment                                                                --               83,638               83,638
  Proceeds From Sale of Subsidiary                                        1,492,131              639,485            2,131,616
  Expenses of Sale of Subsidiary                                                 --             (101,159)            (101,159)
  Advance Payments - Joint Venture                                               --               98,922               98,922
  Investment in Joint Venture                                                    --                   --             (101,700)
  Investment in Privately Held Company                                           --                   --              (10,000)
  Net Assets of Business Acquired (Net of Cash)                                  --                   --              (42,130)
  (Decrease) in Option Payment Payable                                           --              (50,000)                  --
  Investment in Marketable Securities                                       (50,000)                  --              (50,000)
                                                                       ------------         ------------         ------------

Net Cash Provided By Investing Activities                                 1,429,249              670,886              290,655
                                                                       ------------         ------------         ------------

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)

                                                                                                                    For The Period
                                                                                  For The Year Ended             September 17, 1982
                                                                                         July 31,                    (Inception)
                                                                           ---------------------------------             To
                                                                               2003                  2002           July 31, 2003
                                                                           ------------          ------------    -------------------
Cash Flow From Financing Activities:
  (Increase) Decrease in Loans Receivable -
    Related Party                                                          $    (20,180)         $     11,000       $    (20,180)
  Increase (Decrease) in Loans Receivable - Others                               (3,365)               26,300            (18,365)
  Increase in Loans Payable - Officers                                               --                    --             18,673
  Repayment of Loans Payable - Officers                                              --                    --            (18,673)
  Increase in Note Payable                                                           --                    --             11,218
  Payments of Note Payable                                                           --                (5,201)           (11,218)
  Proceeds From Issuance of Common Stock                                        381,330               399,562         10,783,101
  Commissions on Sale of Common Stock                                                --                    --             (5,250)
  Expenses of Initial Public Offering                                                --                    --           (408,763)
  Capital Contributions - Joint Venture Subsidiary                              130,216                74,192            204,408
  Purchase of Certificate of Deposit - Restricted                                                          --             (5,000)
  (Purchase) Sale of Mining Reclamation Bonds                                     6,600                 5,600            (30,550)
                                                                           ------------          ------------       ------------

Net Cash Provided By Financing Activities                                       494,601               511,453         10,499,401
                                                                           ------------          ------------       ------------

Effect of Exchange Rate Changes                                                  62,476                (2,728)            59,748
                                                                           ------------          ------------       ------------

Increase In Cash and Cash Equivalents                                            96,977                85,513            246,410

Cash and Cash Equivalents - Beginning                                           149,433                63,920                 --
                                                                           ------------          ------------       ------------

Cash and Cash Equivalents - Ending                                         $    246,410          $    149,433       $    246,410
                                                                           ============          ============       ============

Supplemental Cash Flow Information:
  Cash Paid For Interest                                                   $         --          $         --                 --
                                                                           ============          ============       ============

  Cash Paid For Income Taxes                                               $      2,433          $      1,839       $     28,060
                                                                           ============          ============       ============

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                                               $         --          $    108,765       $    440,495
                                                                           ============          ============       ============

  Issuance of Common Stock as Payment for Mining,
    Milling and Other Property and Equipment                               $         --          $         --       $      4,500
                                                                           ============          ============       ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003

NOTE 1 -    Organization and Basis of Presentation

            Leadville Mining and Milling Corp. ("Leadville", "the Company", "we" or "us") was incorporated in February 1982 in the State of Nevada. During March 2003 the Company's stockholders approved an amendment to the Articles of Incorporation to change its name from Leadville Mining and Milling Corp. to Capital Gold Corporation. The Company owns rights to property located in the California Mining District, Lake County, Colorado and in the State of Sonora, Mexico and is engaged in the exploration for gold and other minerals from its properties. Substantially all of the Company's mining activities are now being performed in Mexico. The Company is a development stage enterprise.

            On June 29, 2001 the Company exercised an option and purchased from AngloGold North America Inc. and AngloGold (Jerritt Canyon) Corp. 100% of the issued and outstanding stock of Minera Chanate, S.A. de C.V., a subsidiary of those two companies. Minera Chanate's assets consisted of certain exploitation and exploration concessions in the States of Sonora, Chihuahua and Guerrero, Mexico. We sometimes refer to these concessions as the El Chanate Concessions.

            Pursuant to the terms of the agreement, on December 15, 2001, the Company made a $50,000 payment to AngloGold. AngloGold will be entitled to receive the remainder of the purchase price by way of an ongoing percentage of net smelter returns of between 2% and 4% plus 10% net profits interest (until the total net profits interest payment received by AngloGold equals $1,000,000). AngloGold's right to a payment of a percentage of net smelter returns and the net profits interest will terminate at such point as they aggregate $18,018,355. In accordance with the agreement, the foregoing payments are not to be construed as royalty payments. Should the Mexican government or other jurisdiction determine that such payments are royalties, we could be subjected to and would be responsible for any withholding taxes assessed on such payments.

            Under the terms of the agreement, the Company has granted AngloGold the right to designate one of its wholly-owned Mexican subsidiaries to receive a one-time option to purchase 51% of Minera Chanate (or such entity that owns the Minera Chanate concessions at the time of option exercise). That Option is exercisable over a 180 day period commencing at such time as the Company notifies AngloGold that it has made a good faith determination that it has gold-bearing ore deposits on any one of the identified group of El Chanate Concessions, when aggregated with any ore that the Company has mined, produced and sold from such concessions, of in excess of 2,000,000 troy ounces of contained gold. The exercise price would equal twice the Company's project costs on the properties during the period commencing on December 15, 2000 and ending on the date of such notice.

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company is a development stage enterprise and since its inception has had no mining revenues and has incurred recurring losses aggregating $21,639,539. These factors raise substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 19, the Company is in the process of raising additional capital and financing. Continuation of the Company is dependent on (1) consummation of the contemplated financings, (2) achieving sufficiently profitable operations (3) subsequently maintaining adequate financing arrangements and (4) its exiting the development stage. The achievement and/or success of the Company's planned measures, however, cannot be determined at this time. These financial statements do not reflect any adjustments relating to the recoverability and classification of assets carrying amounts and classification of liabilities should the Company be unable to continue as a going concern.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 2003

NOTE 2 -    Summary of Significant Accounting Policies

            Principals of Consolidation

            The consolidated financial statements include the accounts of Capital Gold Corporation and its wholly owned and majority owned subsidiaries. The Company accounts for its Mexican joint venture operation (see Note 6) as a subsidiary since it controls the decision making process and at July 31, 2003 it owned 70% of the venture and at no time can the ownership go below 55%. All significant intercompany accounts and transactions are eliminated in consolidation.

            Cash and Cash Equivalents

            The Company considers those short-term, highly liquid investments with original maturities of three months or less as cash and cash equivalents.

            Marketable Securities

            The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

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

            Depletion of mining and milling improvements will be computed at cost using the units of production method. The Company has made no provision for depletion for the years ended July 31, 2003 and 2002 as the mine and mill in Colorado were not in operation during these years. Provision is made for the depreciation of office furniture fixtures and equipment, machinery and equipment, and building. Depreciation is computed using both straight-line and accelerated methods over the estimated useful lives of the related assets which are 5 to 7 years for personal property and 32 years for real property.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003

NOTE 2 -    Summary of Significant Accounting Policies (Continued)

            Impairment of Long-Lived Assets

            In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. During the year ended July 31, 2002 the Company performed a review of its Colorado mine and mill improvements and determined that an impairment loss should be recognized. Accordingly, at July 31, 2002 the Company reduced by $999,445 the net carrying value of certain assets relating to its Leadville, Colorado facility to $300,000, which approximates management's estimate of fair value. The Company recognized no impairment loss at July 31, 2003.

            Fair Value of Financial Instruments

            The carrying value of the Company's financial instruments, including cash and cash equivalents, loans receivable and accounts payable approximated fair value because of the short maturity of these instruments.

            Revenue Recognition

            Revenues, if any, from sales of minerals will be recognized only upon receipt of final settlement funds.

            Foreign Currency Translation

            Assets and liabilities of the Company's Mexican subsidiaries are translated to US dollars using the current exchange rate for assets and liabilities. Amounts on the statement of operations are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of other comprehensive income
(loss).

            Comprehensive Income (Loss)

            Comprehensive income (loss) which is reported on the accompanying consolidated statement of stockholders' equity as a component of accumulated other comprehensive income (loss) consists of accumulated foreign translation gains and losses and net unrealized gains and losses on available-for-sale securities.

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

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003

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

            Concentrations of Credit Risk

            Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and marketable securities. The Company maintains cash balances at financial institutions which exceed the Federal Deposit Insurance Corporation limit of $100,000 at times during the year.

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

            Environmental Remediation Costs

            Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at July 31, 2003.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003

NOTE 2 -    Summary of Significant Accounting Policies (Continued)

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

            In October 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. The Company adopted SFAS 144 for the year ended July 31, 2003 and the application of the provisions of SFAS 144 did not have a material impact on the Company's consolidated financial statements.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for the year ended July 31, 2003. SFAS No. 148 did not have a material impact on the Company's consolidated financial statements, as the adoption of this standard does not require the Company to change, and the Company does not plan to change, to the fair value based method of accounting for stock-based compensation.

            Reclassifications

            Certain items in these financial statements have been reclassified to conform to the current period presentation.

NOTE 3 -    Marketable Securities

            Marketable securities are classified as current assets and are summarized as follows:

                    Marketable equity securities, at cost          $  50,000
                                                                   =========

                    Marketable equity securities, at fair value    $  50,000
                                                                   =========

NOTE 4 -    Loans Receivable - Others

            Loans receivable - others are short-term non-interest bearing loans made to two individuals.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003

NOTE 5 -    Joint Venture

            On February 23, 2002, Minera Santa Rita S. de R.L. de C.V., one of our wholly-owned Mexican subsidiaries, entered into a joint venture agreement with Grupo Minero FG S.A. de C.V. to explore, evaluate and develop the El Chanate concessions. Grupo Minero FG S.A. de C.V., referred to as FG, is a private Mexican company.

            Pursuant to the agreement with FG, the venture is being conducted in five phases. The first two phases entail continued exploration and evaluation of the mining potential of lots within the concessions. Phase one was completed during the Fall of 2002 and cost approximately $300,000. A feasibility study was completed during Phase two. We estimate that Phase two will cost approximately $783,000. Phase three consists of FG's contribution to the venture of mining equipment sufficient to develop the lots pursuant to the feasibility study. Phase three will occur only if the parties determine to continue and they are able to obtain outside funding for Phase four. We are unable to estimate Phase four costs at this time. Phase four will involve the building of an access road, the acquisition of water extraction rights and the drilling and equipping of water wells. Phase five would entail exploitation, processing and sale of minerals on a commercial scale.

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

            The requisite financing for Phase four has not been obtained as of July 31, 2003; however, we are in discussions with potential funding sources.

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

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003

NOTE 5 -    Joint Venture (Continued)

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

NOTE 6 -    Sale of Subsidiary Stock

            On March 20, 2002, the Company sold all of the issued and outstanding shares of stock of its wholly-owned subsidiary, Minera Chanate S.A. de C.V. ("Minera Chanate"), to an unaffiliated party for a purchase price of $2,131,616, payable in three installments. We received the first installment of $639,485 and paid commissions of $51,159 in March 2002. A second payment of $497,377 plus interest at the rate of 4.5% per annum was Paid-In August 2002. A third payment of $994,754 plus interest at the rate of 4.5% per annum, was paid in December 2002. Commissions of $41,733 and $80,821 were paid in connection with the second and third installments, respectively. In connection with the above transaction the Company recognized a gain of $1,907,903.

            During March 2002, prior to the sale of Minera Chanate and pursuant to the FG joint venture agreement, Minera Chanate, in a series of transactions, sold all of its surface land and mining claims to Oro de Altar S. de R.L. de C.V. ("Ora"), another of our wholly-owned subsidiaries. Ora, in turn, leased the foregoing land and mining claims to Minera Santa Rita.

NOTE 7  -   Mining Reclamation Bonds

            These represent certificates of deposit that have been deposited as security for Mining Reclamation Bonds in Colorado. They bear interest at rates varying from 5.1% to 5.87% annually and mature at various dates in 2004 through 2005.

                            CAPITAL GOLD CORPORAITON
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003

NOTE 8 -    Mining, Milling and Other Property and Equipment

            Mining, milling and other property and equipment consists of the following:

            Land and Mine Improvements - Mexico             $   44,780
            Machinery and Equipment                            358,230
            Mining Claims and Leasehold Improvements           106,786
            Mill and Mining Improvements                       193,214
                                                            ----------
                                                               703,010
            Less: Accumulated Depreciation                     358,230
                                                            ----------
                                                            $  344,780
                                                            ==========

NOTE 9 -    Minority Interest

            Minority interest in the Company's 69% owned joint venture subsidiary at July 31, 2003 represents the excess of the minority interest loss over its proportionate capital.

NOTE 10 -   Loans Receivable - Related Party

            Loans receivable-related party consist of expense reimbursements from this entity. They are non-interest bearing and due on demand (see Notes 3 and 13).

NOTE 11 -   Other Investments

            Other investments are carried at cost and consist of tax liens purchased on properties located in Lake County, Colorado.

NOTE 12 -   Other Comprehensive Income (Loss) - Supplemental Non-Cash Investing
            Activities

            Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and is summarized as follows:

                  Balance - July 31, 2001                              $   (493)
                    Equity Adjustments from Foreign
                      Currency Translation                               (6,753)
                                                                       --------
                  Balance - July 31, 2002                                (7,246)
                    Equity Adjustments from Foreign
                      Currency Translation                               60,879
                                                                       --------
                  Balance - July 31, 2003                              $ 53,633
                                                                       ========

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003

NOTE 13 -   Related Party Transactions

            In August 2002 the Company purchased marketable equity securities of a related company (see Notes 4 and 12). The Company recorded approximately $19,000 in expense reimbursements due from this entity for the year ended July 31, 2003 (see Notes 3 and 10).

NOTE 15 -   Stockholders' Equity

            Common Stock

            At various stages in the Company's development, shares of common stock have been issued in exchange for the fair market value, as determined by the Board of Directors, for services received with a corresponding charge to operations, property and equipment or capital Paid-In excess of par value depending on the nature of the services provided.

            During the year ended July 31, 2002, the Company issued 4,247,359 shares for gross proceeds of $353,031. During the year ended July 31, 2002 the Company issued 2,342,294 shares of common stock upon exercising of stock options with gross proceeds of $46,531.

            During the year ended July 31, 2003, the Company issued 2,802,579 shares for gross proceeds of $346,030. During the year ended July 31, 2003 the Company issued 1,222,727 shares of common stock upon exercising of stock options with gross proceeds of $35,300.

            Stock Options

            A summary of stock option activity for the years ended July 31, 2003 and 2002 is as follows:

                                       Options Outstanding
                                    --------------------------      Weighted
                                    Number of      Price Range      Average
                                      Shares        Per Share    Exercise Price
                                    ----------     -----------   --------------

Outstanding - July 31, 2001         13,555,000      .022-.1.75        .181

Options Granted:
  Related Parties                      227,273      .022              .022
  Others                             1,217,391      .022-.22          .094

Exercised:
  Related Parties                   (1,136,365)     .022              .022
  Others                            (1,205,929)     .022              .022
  Expired                             (930,000)     .022-.10          .071
                                    ----------      --------          ----

Outstanding - July 31 2002          11,727,370      .022-.50          .199
                                    ==========      ========          ====

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003

NOTE 14 -   Stockholders' Equity (Continued)

                                       Options Outstanding
                                  -----------------------------      Weighted
                                   Number of        Price Range       Average
                                     Shares          Per Share    Exercise Price
                                  ----------        -----------   --------------
Options Granted:
  Related Parties                    700,000               .05              .05
  Others                           1,250,000           .05-.25              .11

Exercised:
  Related Parties                 (1,122,727)         .022-.05              .03
  Others                            (100,000)              .05              .05

Expired                           (2,657,727)         .022-.22              .08
                                  ----------        ----------       ==========

Outstanding - July 31, 2003        9,796,916        $ .022-.50       $      .11
                                  ==========        ==========       ==========

            Options to purchase 9,796,916 shares of common stock were exercisable at July 31, 2003 at a weighted average exercise price of $.11 with a weighted average contractual life of .75 years as follows:

            Options Outstanding and Exercisable by Price Range as of July 31,
2003

                                            Options Outstanding                              Options Exercisable
                            ---------------------------------------------------         ---------------------------------
                                               Weighted
                                                 Average            Weighted                                 Weighted
 Range of Exercise             Number           Remaining            Average              Number             Average
     Prices                 Outstanding     Contractual Life     Exercise Price         Exercisable       Exercise Price
-------------------         -----------     ----------------     --------------         -----------       --------------
      $.022                  4,036,363              .36             $    .022            4,036,363          $    .022
       .50                      25,000             2.40                  .50                25,000               .50
       .115                     97,826             1.25                  .115               97,826               .115
       .22                   3,787,727              .42                  .22             3,787,727               .22
       .25                     200,000             1.67                  .25               200,000               .25
       .05                   1,450,000             2.34                  .05             1,450,000               .05
       .20                     100,000             1.50                  .20               100,000               .20
       .24                     100,000             2.91                  .24               100,000               .24

     $.022-.22               9,796,916              .75             $    .11             9,796,916          $    .11
     =========               =========                                                   =========

      The Company recognized approximately $289,000 and $222,000 of stock-based compensation expense during the years ended July 31, 2003 and 2002 respectively, relating to options granted.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003

NOTE 14  -  Stockholders' Equity (Continued)

            Stock Options (Continued)

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

            Had compensation cost for stock options granted been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, there would have been no material effect on the Company's net loss and net loss per share for the years ended July 31, 2003 and 2002.

            The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net earnings for future years.

            Authorized Common Stock

            In September 1993 the Company's shareholders approved an increase in the authorized common stock from 100,000,000 shares to 150,000,000 shares.

            Effective April 11, 1998 the Company underwent a 1 for 10 reverse split with all fractions being rounded up into new common stock.

            All references to common stock are restated to reflect the 1 for 10 reverse split.

NOTE 15  -  Income Taxes

            For income tax purposes, the Company had available net operating loss carry forwards ("NOL") at July 31, 2003 of approximately $9,863,000 to reduce future federal taxable income, if any. The NOL's expire at various date through 2023. There may be certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003

NOTE 15  -  Income Taxes (Continued)

            Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for each period as a result of the following:

                                                             Year Ended July 31,
                                                          ------------------------
                                                             2003          2002
                                                          ----------    ----------
            Computed "expected" tax benefit               $3,353,517    $3,163,020
            Decrease in tax benefit resulting from net
              operating loss for which no benefit is
              currently available                          3,353,517     3,163,020
                                                          ----------    ----------
                                                          $       --    $       --
                                                          ==========    ==========

            The Company had deferred tax assets of approximately $3,353,517 at July 31, 2003 resulting primarily from net operating loss carry forwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding their future realization. The difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of $190,497 and $71,400 in 2003 and 2002, respectively.

sNOTE 16 -  Loss on Option

            In March 2003 the Company obtained exclusive non-refundable options to purchase an ore crusher and related assets for a total cost of $700,000. The Company paid $50,000 for these options, which ultimately expired. Accordingly, the Company has realized a loss of $50,000.

NOTE 17 -   Liquidity and Going Concern Uncertainty

            The Company is a development stage enterprise with no mining revenues and has incurred recurring losses amounting to $21,639,539 through July 31, 2003. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

            Specific plans to obtain funding for a full scale mining operation in Mexico include: (i) the obtaining of bank financing in order to proceed with the joint venture operations, (ii) additional capital contributions by the minority interest joint venture partner, and (iii) the raising of capital through the sale of the Company's common stock.

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

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003

NOTE 18  -  Commitments and Contingencies

            Minera Chanate Option

            Under the terms of the Minera Chanate purchase agreement, Leadville has granted AngloGold's designee to receive a one-time option to purchase 51% of Minera Chanate (or such entity that owns the Minera Chanate concessions at time of exercise) based upon the achievements of certain events (see Note 1).

            Lease Commitments

            The Company occupies office space in New York City under a non cancelable operating lease that commenced on September 1, 2002 and terminates on August 31, 2007. In addition to base rent, the lease calls for payment of utilities and other occupancy costs.

            Approximate future minimum payments under this lease are as follows:

            Year Ending July 31,

                  2004                   $    52,000
                  2005                        54,000
                  2006                        55,000
                  2007                        57,000
                  2008                         5,000
                                         -----------

                                         $   223,000
                                         ===========

            Rent expense under the office lease in New York City was approximately $56,000 and $25,000 for the years ended July 31, 2003 and 2002, respectively.