Form 10QSB
period 2003-10-31
CAPITAL GOLD CORP
filed 2003-12-15
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 2003

                                       OR

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

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

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes |X|       No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                Class                           Outstanding at December 11, 2003
                -----                           --------------------------------

Common Stock, par value $.001 per share                     46,102,759

Transitional Small Business Format (check one);  Yes |_|  No |X|

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals), which we consider necessary for the fair presentation of results for the three months ended October 31, 2003.

      Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2003.

      The results reflected for the three months ended October 31, 2003 are not necessarily indicative of the results for the entire fiscal year.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2003
                                   (Unaudited)

                                     ASSETS

   Current Assets:
     Cash and Cash Equivalents                                     $    125,818
     Loans Receivable - Related Party                                    20,319
     Loans Receivable - Others                                           18,040
     Other Current Assets                                                17,001
     Prepaid Expenses                                                    19,027
     Marketable Securities                                              100,000
                                                                   ------------
        Total Current Assets                                            300,205
                                                                   ------------

   Mining, Milling and Other Property and Equipment
     (Net of Accumulated Depreciation of $358,230)                      344,780
                                                                   ------------

   Other Assets:
     Other Investments                                                   12,882
     Mining Reclamation Bonds                                            35,550
     Security Deposits                                                    9,599
                                                                   ------------
        Total Other Assets                                               58,031
                                                                   ------------

   Total Assets                                                    $    703,016
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
     Accounts Payable                                              $     95,859
     Accrued Expenses                                                   116,623
                                                                   ------------
        Total Current Liabilities                                       212,482
                                                                   ------------

   Minority Interest                                                   (133,361)
                                                                   ------------

   Commitments and Contingencies

   Stockholders' Equity:
     Common Stock, Par Value $.001 Per Share;
       Authorized 150,000,000 shares; Issued and
       Outstanding 45,741,095 Shares                                     45,741
     Additional Paid-In Capital                                      22,384,236
     Deficit Accumulated in the Development Stage                   (21,933,436)
Accumulated Other Comprehensive Income (Loss)                           127,354
                                                                   ------------
        Total Stockholders' Equity                                      623,895
                                                                   ------------

   Total Liabilities and Stockholders' Equity                      $    703,016
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

                                                                     For the Three               For The Period
                                                                     Months Ended               September 17,1982
                                                                      October 31,                  (Inception)
                                                            -------------------------------            To
                                                                2003               2002         October 31, 2003
                                                            ------------       ------------     -----------------
Revenues:
  Sales                                                     $         --       $         --       $         --
  Interest Income                                                    174             21,166            749,615
  Miscellaneous                                                       --              7,701             32,677
                                                            ------------       ------------       ------------

    Total Revenues                                                   174             28,867            782,292
                                                            ------------       ------------       ------------

Costs and Expenses:
  Mine Expenses                                                  146,330            163,599          6,285,814
  Write-Down of Mining, Milling and Other Property and
    Equipment                                                         --                 --            999,445
  Selling, General and Administrative Expenses                   139,255            139,105          8,309,462
  Stock Based Compensation                                        33,034                 --          8,876,004
  Depreciation                                                        --                 --            367,726
                                                            ------------       ------------       ------------

  Total Costs and Expenses                                       318,619            302,704         24,838,451
                                                            ------------       ------------       ------------

Loss Before Other Income (Expense)                              (318,445)          (273,837)       (24,056,159)
                                                            ------------       ------------       ------------

Other Income (Expense):
  Gain on Sale of Property and Equipment                              --                 --             46,116
  Gain on Sale of Subsidiary                                          --                 --          1,907,903
  Option Payment                                                      --                 --             70,688
  Loss on Write-Off of Investment                                     --                 --            (10,000)
  Loss on Joint Venture                                               --                 --           (101,700)
  Loss on Option                                                      --                 --            (50,000)
                                                            ------------       ------------       ------------

         Total Other Income (Expense)                                 --                 --          1,863,007
                                                            ------------       ------------       ------------

Loss Before Minority Interest                                   (318,445)          (273,837)       (22,193,152)

Minority Interest in Net Loss of Subsidiary                       24,548             14,465            259,716
                                                            ------------       ------------       ------------

Net Loss                                                    $   (293,897)      $   (259,372)      $(21,933,436)
                                                            ============       ============       ============

Net Loss Per Common Share - Basic and Diluted               $       (.01)      $       (.01)
                                                            ============       ============

Weighted Average Common Shares Outstanding                    45,150,223         40,640,365
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

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                             For The Period
                                                              For The Three Months Ended   September 17, 1982
                                                                     October 31,               (Inception)
                                                              --------------------------           To
                                                                 2003            2002       October 31, 2003
                                                              ---------       ---------    ------------------
Cash Flow From Operating Activities:
  Net Loss                                                    $(293,897)      $(259,372)      $(21,933,436)
  Adjustments to Reconcile Net Loss to
    Net Cash (Used) By Operating Activities:
      Depreciation                                                   --              --            367,726
      Gain on Sale of Subsidiary                                     --              --         (1,907,903)
      Minority Interest in Net Loss of Subsidiary               (24,548)        (14,465)          (259,716)
      Write-Down of Impaired Mining, Milling and Other
       Property and Equipment                                        --              --            999,445
       Gain (Loss) on Sale of Property and Equipment                 --              --            (46,116)
       Loss on Write-Off of Investment                               --              --             10,000
       Loss From Joint Venture                                       --              --            101,700
      Value of Common Stock Issued for Services                      --              --          2,812,993
      Stock Based Compensation                                   33,034              --          8,876,004
      Changes in Operating Assets and Liabilities:
        (Increase) in Prepaid Expenses                           (9,000)             --            (19,027)
        (Increase) Decrease in Other Current Assets              (2,023)            568            (17,001)
        (Increase) in Security Deposits                          (1,164)             --             (9,599)
        Increase (Decrease) in Accounts Payable                 (36,158)        (90,576)            88,052
        Increase (Decrease) in Accrued Expenses                  (5,659)         33,766             (5,931)
                                                              ---------       ---------       ------------

Net Cash (Used) By Operating Activities                        (339,415)       (341,067)       (10,942,809)
                                                              ---------       ---------       ------------

Cash Flow From Investing Activities:
  Purchase of Other Investments                                      --              --            (12,882)
  Purchase of Mining, Milling and Other Property and
    Equipment                                                        --              --         (1,705,650)
  Proceeds on Sale of Mining, Milling and Other Property
    and Equipment                                                    --              --             83,638
  Proceeds From Sale of Subsidiary                                   --         497,377          2,131,616
  Expenses of Sale of Subsidiary                                     --              --           (101,159)
  Advance Payments - Joint Venture                                   --              --             98,922
  Investment in Joint Venture                                        --              --           (101,700)
  Investment in Privately Held Company                               --              --            (10,000)
  Net Assets of Business Acquired (Net of Cash)                      --              --            (42,130)
  Investment in Marketable Securities                                --         (50,000)           (50,000)
                                                              ---------       ---------       ------------

Net Cash Provided By Investing Activities                            --         447,377            290,655
                                                              ---------       ---------       ------------

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)

                                                                                             For The Period
                                                              For The Three Months Ended   September 17, 1982
                                                                     October 31,               (Inception)
                                                              --------------------------           To
                                                                 2003            2002       October 31, 2003
                                                              ---------       ---------    ------------------
Cash Flow From Financing Activities:
  (Increase) Decrease in Loans Receivable -
    Related Party                                             $    (139)      $      --       $    (20,319)
  Increase (Decrease) in Loans Receivable - Others                  325          (3,040)           (18,040)
  Increase in Loans Payable - Officers                               --              --             18,673
  Repayment of Loans Payable - Officers                              --              --            (18,673)
  Increase in Note Payable                                           --              --             11,218
  Payments of Note Payable                                           --              --            (11,218)
  Proceeds From Issuance of Common Stock                         82,400           1,500         10,865,501
  Commissions on Sale of Common Stock                                --              --             (5,250)
  Expenses of Initial Public Offering                                --              --           (408,763)
  Capital Contributions - Joint Venture Subsidiary              112,516              --            316,924
  Purchase of Certificate of Deposit - Restricted                    --              --             (5,000)
  (Purchase) Sale of Mining Reclamation Bonds                        --              --            (30,550)
                                                              ---------       ---------       ------------

Net Cash Provided By Financing Activities                       195,102          (1,540)        10,694,503
                                                              ---------       ---------       ------------

Effect of Exchange Rate Changes                                  23,721          (6,027)            83,469
                                                              ---------       ---------       ------------

Increase (Decrease) In Cash and Cash Equivalents               (120,592)         98,743            125,818

Cash and Cash Equivalents - Beginning                           246,410         149,433                 --
                                                              ---------       ---------       ------------

Cash and Cash Equivalents - Ending                            $ 125,818       $ 248,176       $    125,818
                                                              =========       =========       ============

Supplemental Cash Flow Information:
  Cash Paid For Interest                                      $      --       $      --                 --
                                                              =========       =========       ============

  Cash Paid For Income Taxes                                  $      --               $       $     28,060
                                                              =========       =========       ============

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                                  $      --               $       $    440,495
                                                              =========       =========       ============

  Issuance of Common Stock as Payment for Mining,
    Milling and Other Property and Equipment                  $      --       $      --       $      4,500
                                                              =========       =========       ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003
                                   (Unaudited)

NOTE 1 - Basis of Presentation

            The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Gold Corporation and its subsidiaries, which are wholly and majority owned. All significant inter-company accounts and transactions have been eliminated in consolidation.

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position and results of operations and cash flows for the periods presented.

            Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

            The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and has recurring losses from operations and operating cash constraints that raise substantial doubt about the Company's ability to continue as a going concern.

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

            Marketable securities are classified as current assets and are summarized as follows:

                  Marketable equity securities, at cost            $ 50,000
                                                                   ========

                  Marketable equity securities, at fair value      $100,000
                                                                   ========

                            CAPITAL GOLD CORPORATION
                    F/K/A LEADVILLE MINING AND MILLING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003
                                   (Unaudited)

NOTE 3 - Other Comprehensive Income (Loss) - Supplemental Non-Cash Investing Activities

            Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and net unrealized gain on available-for-sale securities and is summarized as follows:

                  Balance - July 31, 2003                  $ 53,633
                    Equity Adjustments from Foreign
                      Currency Translation                   23,721
                    Unrealized Gain on Available-for-
                      Sale Securities                        50,000
                                                           --------

                  Balance - October 31, 2003               $127,354
                                                           ========

NOTE 4 - Subsequent Events

            The Company has executed a royalty financing term sheet with Royal Gold, Inc., of Denver, Colorado to supply $13.8 million. Consummation of this funding is subject to due diligence, execution of a definitive agreement, the satisfaction of conditions to be contained therein, and approval by the other party's Directors. Accordingly, no assurance can be given that the Company will consummate the proposed financing.

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

                              Results of Operation

General

Sonora, Mexico

During the quarter ended October 31, 2003, we continued to analyze the El Chanate concessions in Mexico. As of October 31, 2003, we had reduced our property holdings to a coherent package of 14 contiguous, high priority concessions totaling approximately 3,497 hectares (8,642 acres or 13.5 square miles). Further exploration and development of the El Chanate project, assuming it is economically feasible, will mostly occur on these concessions owned by us. We also own outright 466 hectares (1,151 acres or 1.8 square miles) of surface rights at El Chanate (except for our joint venture agreement with Grupo Minero FG S.A. de C.V.) and no third party ownership or leases exist on this fee land or the El Chanate concessions.

In August 2003, M3 Engineering of Tucson, Arizona completed a feasibility study (the "Study") on the El Chanate concessions. Based on 253 drill holes and more than 22,000 gold assays, the study provides details for an open pit gold mine. The Study indicates that the initial open pit project contains proven and probable reserves of 358,000 ounces of gold within 13.5 million metric tonnes of ore with an average grade of 0.827 grams/tonne. It estimated that the mine could recover approximately 48,000 - 50,000 ounces of gold per year over a five year mine life.

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

Management believes that the capital costs to establish a surface, heap leach mining operation at El Chanate will be approximately $13.8 million. Financing, is being sought through bank loans, equity and/or royalty arrangements. In this regard, we have executed a royalty financing term sheet with Royal Gold, Inc., of Denver, CO to supply the $13.8 million, as specified in the Study. Consummation of this funding is subject to due diligence by Royal Gold, execution of a definitive agreement, the satisfaction of conditions to be contained therein, and approval by Royal Gold's Board of Directors. Accordingly, no assurance can be given that we will consummate the proposed financing with Royal Gold.

On March 13, 2003, we obtained exclusive options to purchase an ore crusher and related assets (spare parts for the crusher and certain transportable building structures). The total cost for these assets (exclusive of the option cost) will be $700,000. Grupo Minero FG S.A. de C.V. ("FG"), our joint venture partner, has agreed orally that this purchase will be pursuant to the joint venture and that FG will be responsible for 50% of the cost. On March 13, 2003, we paid $25,000 for these options. As originally agreed, on April 30,2003, we elected to extend the options to June 30, 2003 by paying an additional $25,000. Pursuant to the options, we were required to enter definitive purchase agreements for these assets on or before June 30, 2003 and, upon execution of these agreements, we were obligated to pay an aggregate of $400,000 towards the purchase price. The owner of these assets recently sold his interest to a third party and we are currently discussing the possibility of acquiring the crushing system with the new owner. These assets currently are located in Sonora, Mexico, approximately 70 miles from the El Chanate Concessions. Assuming we can obtain the requisite financing to acquire these assets and actually acquire them, and rights of clear passage, we plan to move them to our concessions. We continue to look for comparable equipment to acquire in the event that we are unable to acquire these assets. There can be no assurance that we will be successful in acquiring the assets discussed above or comparable assets.

Pursuant to the joint venture between Minera Santa Rita S. de R.L. de C.V., one of our wholly-owned Mexican affiliates ("Santa Rita") and FG, which commenced in February 2002, FG's percentage of the venture (currently 31%) can increase to 45% provided it provides its share of the funding and equipment. However, FG has not made all of the payments required to be paid by it under Phase two of the venture. FG is currently behind $139,000.

Leadville, Colorado

During the quarter ended October 31, 2003, as during the prior fiscal year ended July 31, 2003, activity at our Leadville, Colorado properties consisted principally of mine maintenance. Primarily as a result of our focus on El Chanate, we temporarily reduced to a minimum activity in Leadville, Colorado.

Between November 1, 2002 and December 1, 2003, we conditionally acquired 61 properties in Leadville, Colorado having a gross acreage of approximately 623 acres. Some of the properties are classified as residential and others are classified as mining. All were purchased at the Lake County, Colorado, tax sale for the back taxes due on the properties. We paid an aggregate of approximately $15,600 for the properties. Of these properties, we let 9 lapse and, with regard to 8 of these properties, we were paid off by the property owners and we received back our payments for these properties, plus interest at 10%.

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

Revenues

We generated no revenues from mining operations during the three months ended October 31, 2003 and 2002. There were de minimis non-operating revenues during the three months ended October 31, 2003 and 2002 of $174 and $28,867, respectively. These non-operating revenues primarily represent interest income.

Costs and Expenses

Over all, costs and expenses during the three months ended October 31, 2003 ($318,619) increased by $15,915 (approximately 10%) from the three months ended October 31, 2002 ($302,704).

Mine expenses during the three months ended October 31, 2003 ($146,330) decreased by $17,269 (approximately 10.5%) from the three months ended October 31, 2002 ($163,599). We believe that the decrease in mine expenses resulted primarily from less available capital.

Selling, general and administrative expenses during the three months ended October 31, 2003 ($139,255) increased by $150 (approximately 0.1%) from the three months ended October 31, 2002 ($139,105).

Stock based compensation during the three months ended October 31, 2003 was $33,034 compared to -0- for the three months ended October 31, 2002.

Net Loss

As a result, our net loss for the three months ended October 31, 2003 was $293,897, which was $34,525 greater than our $259,372 net loss for the three months ended October 31, 2002.

Gains from Changes in Foreign Exchange Rates

During the three months ended October 31, 2003, we recorded equity adjustments from foreign currency translations of approximately $23,700. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar.

Liquidity and Capital Resources; Plan of Operations

As of October 31, 2003, we had working capital of $87,724. Our plans over the next 12 months include the costs related to our joint venture with FG, primarily the cost of construction of the El

Chanate open-pit gold mine in Mexico, administration and holding costs in Colorado and general administrative costs in New York.

Our primary source of funds used during the quarter ended October 31, 2003 was from the sale and issuance of common stock for gross proceeds of $82,400.

Phase two of our joint venture with FG was to culminate with a feasibility study. Although we have obtained the feasibility study, Phase two was extended until the end of February 2004 to allow us to secure funding before starting Phase Four (Phase three consists of FG's contribution to the venture of mining equipment sufficient to develop the lots pursuant to the feasibility study). We estimate that Phase two will cost approximately $840,000.

Pursuant to the agreement, FG paid us $75,000 to participate in the venture and contributed an additional $75,000 towards the first phase of the venture for which it received a 30% interest in the venture. The balance of the costs for Phase one and the costs for Phase two are to be split equally between the parties. FG's percentage of the venture can increase to 45%. It increased to 31% upon completion of Phase one and could increase to 33% upon completion of Phase two. Notwithstanding the foregoing, FG has not made all of the payments required to be paid by it under Phase two. If FG does not pay its required share of expenses, it will not earn all of the foregoing increases in its percentage interest in the venture. If FG determines that it does not want to continue to participate in the venture, or it cannot provide its share of the funding for Phase two, Santa Rita has a 45 day option to purchase FG's interest in the venture for $127,500. If Santa Rita does not exercise this option within the 45 day period and pay the purchase price within 15 days thereafter, FG may sell its interest to another party. As of the date hereof, FG is behind by about $120,000 in its share of the payments for Phase two.

We believe, but cannot assure, that we have a credible funding source for construction of the El Chanate open-pit gold mine in Sonora, Mexico. We have executed a royalty financing term sheet with Royal Gold, Inc. of Denver, CO for supplying $13.8 million to fund the construction. However, consummation of this funding is subject to due diligence by Royal Gold, execution of a definitive agreement, the satisfaction of conditions to be contained therein, and approval by Royal Gold's Board of Directors. Should we be unable to consummate this financing we will continue to look for other sources. Unless and until we obtain adequate financing on acceptable terms, we will not be able to move forward with the construction of the mine.

As explained in our annual report on form 10-KSB, historically, we have not generated any material revenues from operations and have been in a precarious financial condition. Should we not consummate the Royal Gold funding, no assurance whatsoever can be given that we will be able to obtain any significant funds in the near future or that we will be able to continue as a going concern or that any of our plans with respect to our gold properties will, to a material degree, come to fruition. In order to continue our program we will need to obtain substantial financing. There is no assurance that we will be successful.

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We are a development stage enterprise and have recurring losses from operations and operating cash constraints that raise substantial doubt about our ability to continue as a going concern.

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

In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we review our long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. During the year ended July 31, 2002, we performed a review of our Colorado mine and mill improvements and determined that an impairment loss should be recognized. Accordingly, at July 31, 2002, we reduced by $999,445 the net carrying value of certain assets relating to our Leadville, Colorado facility to $300,000, which approximates management's estimate of fair value. We recognized no additional impairment loss during the quarter ended October 31, 2003.

We account for stock-based compensation to our employees using the intrinsic value method in accordance with provisions of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations which requires the recognition of compensation expense over the vesting period of the option when the exercise price of the stock option granted is less than the fair value of the underlying common stock. Additionally, we comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") and provide pro forma disclosure of net loss and loss per share as if the fair value method has been applied in measuring compensation expense for stock options granted. Stock-based compensation related to options granted to non-employees is recognized using the fair value method in accordance with SFAS 123.

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at October 31, 2003.

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

We do not generate any positive cash flow from operations and we do not anticipate that any positive cash flow will be generated for some time. We have limited financial resources. Leases and licenses which we hold as well as our joint venture agreement with FG, impose financial obligations on us. We cannot assure that additional funding will be available to allow us to fulfill such obligations. Although we have executed a royalty financing term sheet with Royal Gold, Inc. of Denver, CO for supplying $13.8 million to fund the construction of the El

Chanate open-pit gold mine in Sonora, Mexico, we cannot assure that the funding will occur. Consummation of this funding is subject to due diligence by Royal Gold, execution of a definitive agreement, the satisfaction of conditions to be contained therein, and approval by Royal Gold's Board of Directors.

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

      Our year end audited financial statements contain a "going concern" explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this quarterly report have been prepared.

Our financial statements for the year ended July 31, 2003 included in our form 10-KSB for the year ended as of that date, and the financial statements for the quarter ended October 31, 2003 contained in this quarterly report on form 10-QSB, and filed with the Commission, have been prepared on the basis of accounting principles applicable to a going concern. Our auditors' report on the financial statements contained in our Form 10-KSB includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Neither our July 31, 2003 financial statements nor our October 31, 2003 quarterly unaudited financial statements include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements have been prepared.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            None.

Item 2. Changes in Securities

During the quarter ended October 31, 2003, we issued the following shares of our Common Stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: We sold 1,063,561 shares for $82,400 to 16 persons. We also issued 2,500 shares to an individual for commissions related to sale of common stock.

Item 3. Defaults Upon Senior Securities

            None.

Item 4 Submission of Matters to a Vote of Security Holders

            None.

Item 5. Other Information

            None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

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

Date: December 15, 2003