Form 10QSB
period 2004-01-31
CAPITAL GOLD CORP
filed 2004-03-16
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 2004

                                       OR

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                Class                               Outstanding at March 5, 2004
                -----                               ----------------------------
Common Stock, par value $.001 per share                      53,606,952

Transitional Small Business Format (check one); Yes |_| No |X|

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals), which we consider necessary for the fair presentation of results for the three and six months ended January 31, 2004.

      Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2003.

      The results reflected for the three and six months ended January 31, 2004 are not necessarily indicative of the results for the entire fiscal year.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2004
                                   (Unaudited)

PRELIMINARY DRAFT
                                     ASSETS

   Current Assets:
     Cash and Cash Equivalents                                     $    606,354
     Loans Receivable - Related Party                                    26,787
     Loans Receivable - Others                                           17,715
     Other Current Assets                                                12,993
     Prepaid Expenses                                                    15,556
     Marketable Securities                                               70,000
                                                                   ------------
        Total Current Assets                                            749,405
                                                                   ------------

   Mining, Milling and Other Property and Equipment
     (Net of Accumulated Depreciation of $358,230)                      344,780
                                                                   ------------

   Other Assets:
     Other Investments                                                   19,413
     Mining Reclamation Bonds                                            35,550
     Security Deposits                                                    9,599
                                                                   ------------
        Total Other Assets                                               64,562
                                                                   ------------

   Total Assets                                                    $  1,158,747
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
     Accounts Payable                                              $     70,454
     Accrued Expenses                                                    52,957
                                                                   ------------
        Total Current Liabilities                                       123,411
                                                                   ------------

   Minority Interest                                                   (150,382)
                                                                   ------------

   Commitments and Contingencies

   Stockholders' Equity:
     Common Stock, Par Value $.001 Per Share;
       Authorized 150,000,000 shares; Issued and
       Outstanding 53,026,956 Shares                                     53,027
     Additional Paid-In Capital                                      23,264,666
     Deficit Accumulated in the Development Stage                   (22,232,238)
Accumulated Other Comprehensive Income (Loss)                           100,263
                                                                   ------------
        Total Stockholders' Equity                                    1,185,718
                                                                   ------------

   Total Liabilities and Stockholders' Equity                      $  1,158,747
                                                                   ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                                    For The Period
                                                       Three Months Ended                Six Months Ended         September 17, 1982
                                                          January 31,                       January 31,               (Inception)
                                                 -----------------------------     -----------------------------          To
                                                     2004             2003             2004             2003       January 31, 2004
                                                 ------------     ------------     ------------     ------------  ------------------
Revenues:
  Interest Income                                $        706     $      5,828     $        880     $     26,994     $    750,321
  Miscellaneous                                         6,905               --            6,905            7,701           39,582
                                                 ------------     ------------     ------------     ------------     ------------
       Total Revenues                                   7,611            5,828            7,785           34,695          789,903
                                                 ------------     ------------     ------------     ------------     ------------
Costs and Expenses:
  Mine Expenses                                       137,812          285,381          284,142          448,980        6,423,626
  Write-Down of Mining, Milling and Other
    Property and Equipment                                 --               --               --               --          999,445
  Selling, General and Administrative Expenses        195,273          165,106          334,528          304,211        8,504,735
  Stock Based Compensation                                 --           75,353           33,034           75,353        8,876,004
  Depreciation                                             --               --               --               --          367,726
                                                 ------------     ------------     ------------     ------------     ------------
        Total Costs and Expenses                      333,085          525,840          651,704          828,544       25,171,536
                                                 ------------     ------------     ------------     ------------     ------------
Loss Before Other Income (Expense)                   (325,474)        (520,012)        (643,919)        (793,849)     (24,381,633)
                                                 ------------     ------------     ------------     ------------     ------------
Other Income (Expense):
  Gain on Sale of Property and Equipment                   --               --               --               --           46,116
  Gain on Sale of Subsidiary                               --               --               --               --        1,907,903
  Option Payment                                           --               --               --               --           70,688
  Loss on Write-Off of Investment                          --               --               --               --          (10,000)
  Loss on Joint Venture                                    --               --               --               --         (101,700)
  Loss on Option                                           --               --               --               --          (50,000)
                                                 ------------     ------------     ------------     ------------     ------------
         Total Other Income (Expense)                      --               --               --               --        1,863,007
                                                 ------------     ------------     ------------     ------------     ------------
Loss Before Minority Interest                        (325,474)        (520,012)        (643,919)        (793,849)     (22,518,626)
Minority Interest in Net Loss of Subsidiary            26,672           43,880           51,220           58,345          286,388
                                                 ------------     ------------     ------------     ------------     ------------
Net Loss                                         $   (298,802)    $   (476,132)    $   (592,699)    $   (735,504)    $(22,232,238)
                                                 ============     ============     ============     ============     ============
Net Loss Per Common Share - Basic and Diluted    $      (0.01)    $      (0.01)    $      (0.01)    $      (0.02)
                                                 ============     ============     ============     ============
Weighted Average Common Shares Outstanding         49,995,105       41,461,871       47,572,665       41,057,376
                                                 ============     ============     ============     ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                    For The Six               For The Period
                                                                    Months Ended            September 17, 1982
                                                                     January 31,                (Inception)
                                                            -----------------------------           To
                                                                2004             2003        January 31, 2004
                                                            ------------     ------------   ------------------
Cash Flow From Operating Activities:
  Net Loss                                                  $   (592,699)    $   (735,504)     $(22,232,238)
  Adjustments to Reconcile Net Loss to Net Cash
    (Used) By Operating Activities:
      Depreciation                                                    --               --           367,726
      Gain on Sale of Subsidiary                                      --               --        (1,907,903)
      Minority Interest in Net Loss of Subsidiary                (51,220)         (58,345)         (286,388)
      Write-Down of Impaired Mining, Milling and Other
        Property and Equipment                                        --               --           999,445
       Gain on Sale of Property and Equipment                         --               --           (46,116)
       Loss on Write-Off of Investment                                --               --            10,000
       Loss From Joint Venture                                        --               --           101,700
      Value of Common Stock Issued for Services                       --               --         2,812,993
      Stock Based Compensation                                    33,034           75,353         8,876,004
      Changes in Operating Assets and Liabilities:
        (Increase) in Other Current Assets                        (1,985)         (32,380)          (16,963)
        (Increase) in Security Deposits                           (1,164)              --            (9,599)
        Increase (Decrease) in Accounts Payable                  (61,563)        (103,752)           62,647
        (Decrease) in Accrued Expenses                           (69,325)         (45,153)          (69,597)
        Increase in Prepaid Expenses                              (5,529)              --           (15,556)
                                                            ------------     ------------      ------------
Net Cash (Used) By Operating Activities                         (750,451)        (899,781)      (11,353,845)
                                                            ------------     ------------      ------------
Cash Flow From Investing Activities:
  Purchase of Mining, Milling and Other Property and
    Equipment                                                         --               --        (1,705,650)
  Proceeds on Sale of Mining, Milling and Other Property
    and Equipment                                                     --               --            83,638
  Proceeds From Sale of Subsidiary                                    --        1,492,131         2,131,616
  Expenses of Sale of Subsidiary                                      --               --          (101,159)
  Advance Payments - Joint Venture                                    --               --            98,922
  Investment in Joint Venture                                         --               --          (101,700)
  Investment in Privately Held Company                                --               --           (10,000)
  Net Assets of Business Acquired (Net of Cash)                       --               --           (42,130)
  Purchase of Marketable Securities                                   --          (50,000)          (50,000)
  Purchase of Other Investments                                   (6,531)         (12,882)          (19,413)
                                                            ------------     ------------      ------------

Net Cash Provided (Used) By Investing Activities                  (6,531)       1,429,249           284,124
                                                            ------------     ------------      ------------

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                              For the Six               For The Period
                                                              Months Ended            September 17, 1982
                                                               January 31,                (Inception)
                                                      -----------------------------           To
                                                          2004             2003        January 31, 2004
                                                      ------------     ------------   ------------------
Cash Flow From Financing Activities:
  (Increase) Decrease in Loans Receivable -
    Related Party                                     $     (6,607)    $         --      $    (26,787)
  (Increase) Decrease in Loans Receivable - Others             650           (3,640)          (17,715)
  Increase in Loans Payable - Officers                          --               --            18,673
  Repayment of Loans Payable - Officers                         --               --           (18,673)
  Increase in Note Payable                                      --               --            11,218
  Payments of Note Payable                                      --               --           (11,218)
  Proceeds From Issuance of Common Stock                   947,597           27,300        11,730,698
  Commissions on Sale of Common Stock                           --               --            (5,250)
  Expenses of Initial Public Offering                           --               --          (408,763)
  Capital Contributions - Joint Venture Subsidiary         100,156           50,340           304,564
  Purchase of Certificate of Deposit - Restricted               --               --            (5,000)
  Purchase of Mining Reclamation Bond                           --               --           (30,550)
                                                      ------------     ------------      ------------
Net Cash Provided By Financing Activities                1,041,796           74,000        11,541,197
                                                      ------------     ------------      ------------
Effect of Exchange Rate Changes                             75,130           25,331           134,878
                                                      ------------     ------------      ------------
Increase In Cash and Cash Equivalents                      359,944          628,799           606,354

Cash and Cash Equivalents - Beginning                      246,410          149,433                --
                                                      ------------     ------------      ------------
Cash and Cash Equivalents - Ending                    $    606,354     $    778,232      $    606,354
                                                      ============     ============      ============
Supplemental Cash Flow Information:
  Cash Paid For Interest                              $         --     $         --                --
                                                      ============     ============      ============
  Cash Paid For Income Taxes                          $         --     $         --      $         --
                                                      ============     ============      ============
Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                          $         --     $         --      $    440,495
                                                      ============     ============      ============
  Issuance of Common Stock as Payment for Mining,
    Milling and Other Property and Equipment          $         --     $         --      $      4,500
                                                      ============     ============      ============
  Transfer of Joint Venture Advance Payments into
    Joint Venture Capital                             $         --     $     98,922      $     98,922
                                                      ============     ============      ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004
                                   (Unaudited)

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

      Marketable securities are classified as current assets and are summarized as follows:

           Marketable equity securities, at cost            $ 50,000
                                                            ========

           Marketable equity securities, at fair value      $ 70,000
                                                            ========

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004
                                   (Unaudited)

NOTE 3 - Other Comprehensive Income (Loss) - Supplemental Non-Cash Investing Activities

      Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and net unrealized gain on available-for-sale securities and is summarized as follows:

          Balance - July 31, 2003                $  53,633
            Equity Adjustments from Foreign
              Currency Translation                  26,630
            Unrealized Gain on Available-for-
              Sale Securities                       20,000
                                                 ---------

          Balance - January 31, 2004             $ 100,263
                                                 =========

NOTE 4 - Other Events - Joint Venture Agreement

      On January 7, 2004, Minera Santa Rita S. de R.L. de C.V. ("MSR"), one of our wholly-owned Mexican affiliates, executed an amendment to its joint venture agreement with Grupo Minero FG S.A. de C.V. ("FG") with regard to the El Chanate project in Mexico. Pursuant to this amendment, FG has reduced its interest in the venture from 31% to 30% and waived its right to earn up to an additional 14% interest in the venture and agreed to pay us $10,850 (representing 30% of certain funds provided by us that the MSR spent on Phase Two in excess of the approved budget for Phase Two). In return, MSR has waived FG's obligation to contribute $106,401, waived FG's obligation to contribute certain equipment (Phase Three), waived MSR's right to dilute or to buy our FG's interest for FG's failure to make the above Phase Two $106,401 payment. MSR has not waived its right to dilute FG for FG's failure to make requisite future contributions.

      In addition, Phase Two will conclude on receipt of the first funds from Royal Gold, with whom we are currently negotiating a financing arrangement for the El Chanate Project, or Royal Gold's determination not to proceed with the funding, whichever occurs first. With the elimination of Phase Three, Phase Four will commence the day following receipt of the first funds from Royal Gold and Phase Five will commence on the date "Optimal Level of Production" if achieved at the El Chanate Project, as defined by MSR and FG.

      If funding for Phase Four is not obtained from Royal Gold or another lender willing to provide funding for Phase Four (the "Lender") on or before March 31, 2004, the joint venture will terminate unless MSR and FG (the "Venturers") elect to continue funding the joint venture. If the joint venture terminates, title to the concessions and the surface land at the El Chanate Project will remain in Oro de Altar, another of our wholly-owned subsidiaries.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004
                                   (Unaudited)

NOTE 4 - Other Events - Joint Venture Agreement (Continued)

      Unless otherwise agreed to by the Venturers, until the commencement of Phase Four, the Venturers will contribute to the venture in proportion to their venture interest (30/70) in cash or in work or services, at the election of the contributing party. Pursuant to the amendment, once Phase Four commences and until the beginning of Phase Five, the Venturers will pay in cash only, in proportion to their venture interests, expenditure and costs that cannot be covered with funds from the Lender. During Phase Five, Venturers will contribute proportionately cash only if expenditures and costs cannot be covered by income generated in operation of the mine. In the 2004 budget, the Venturers have varied slightly the periods during calendar 2004 when Venturers are permitted to contribute work or services in lieu of cash. A failure of a Venturer to make its required additional cash contributions will result in a dilution of that Venturer's interest in the venture. A failure of a Venturer who contributes work or services to timely provide such work or services will result in interest accruing in favor of the other Venturer at the LIBOR rate plus 5.45 percent and could result in dilution of that Venturer's interest in the venture.

      MSR has granted FG a right of first refusal to carry out certain works and services required by the project provided FG at least matches the best bid received for such works and services in terms of price, time and quality.

      To facilitate obtaining funding from a Lender, MSR has agreed that its operating rights will be subject to the loan agreement with the Lender and the Lender will be permitted to participate on the Technical Committee. The Technical Committee provides non-binding technical advice on the project and currently consists of three members from MSR and two members from FG. In addition, the Venturers have agreed that (i) required payments to the seller from whom we purchased the Mexican company that originally owned the El Chanate Concessions and surface lands and (ii) required payments to the Lender will be made prior to distribution of profits to the Venturers.

      The foregoing is qualified in its entirety by reference to the full test of the amendment which is filed as Exhibit 10.1 to this Report and incorporated herein by reference.

NOTE 5 - Financing Term Sheet

      The Company has executed a royalty financing term sheet with Royal Gold, Inc., of Denver, Colorado to supply $13.8 million. Consummation of this funding is subject to due diligence, execution of a definitive agreement, the satisfaction of conditions to be contained therein, and approval by both parties' Directors. Accordingly, no assurance can be given that we will consummate the proposed financing.

NOTE 6 - Stockholders' Equity

      During the six months ended January 31, 2004, the Company sold 7,976,695 shares of common stock to unrelated third party investors for gross proceeds of $930,997. Also, during the six months ended January 31, 2004 the Company issued 372,727 shares of common stock for gross proceeds of $16,600 to related parties upon exercise of options.

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

                              Results of Operation

General

Sonora, Mexico

During the quarter ended January 31, 2004, we continued to analyze the El Chanate concessions in Mexico. Our property holdings there consist of 14 contiguous, high priority concessions totaling approximately 3,497 hectares (8,642 acres or 13.5 square miles). Further exploration and development of the El Chanate project, assuming it is economically feasible, will mostly occur on these concessions owned by us. We also own outright 466 hectares (1,151 acres or 1.8 square miles) of surface rights at El Chanate (except for our joint venture agreement with Grupo Minero FG S.A. de C.V.) and no third party ownership or leases exist on this fee land or the El Chanate concessions.

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

The study assumes a production rate of 2.6 million tonnes of ore per year or 7,500 tonnes per day, operating at 345 days per year. The processing plan for this open pit heap leach gold project calls for crushing the ore to 100% minus 3/8 inch. Carbon columns will be used to recover the gold. If financing for the project is obtained and if the necessary plant, equipment and facilities are acquired, an adequate water supply is secured, and power lines to the mine are constructed, we anticipate, but cannot assure, that the mine will commence commercial production in early 2005.

Based on the current reserve calculations, the mine life is estimated to be 62 months. The study forecasts initial capital costs of $13.8 million, which includes $2.1 million of working capital. Average initial annual production is planned at approximately 50,000 ounces per year at an average operating cash cost of $229 per ounce. This cash cost may decrease as the production rate increases. Total costs will vary depending upon the price of gold (due to the nature of underlying payment obligations to the original owner of the property); they are estimated to range between $292 per ounce at a gold price of $310/ounce and $299 per ounce at a gold price of $370 per ounce. We will be working on measures to attempt to reduce costs going forward. Reserves and production rates are based on a gold price of $325 per ounce, which is the Base Case of the study.

Management believes that the capital costs to establish a surface, heap leach mining operation at El Chanate will be approximately $13.8 million. Financing is being sought through bank loans, equity and/or royalty arrangements. In this regard, we have executed a royalty financing term sheet with Royal Gold, Inc., of Denver, Colorado to supply the $13.8 million, as specified in the Study. Consummation of this funding is subject to due diligence by Royal Gold, execution of a definitive agreement, the satisfaction of conditions to be contained therein, and approval by Royal Gold's Board of Directors. The due diligence period ended in late February and Royal Gold and we are examining ways to optimize the project's financial returns for both parties. We believe that equity financing may provide certain attractive alternative sources of project funding and we are exploring those possibilities while also continuing our discussions with Royal Gold. Although, we continue discussions with Royal Gold, we no longer consider Royal Gold to be a likely source for 100% of the financing. Should we be unable to consummate this financing with Royal Gold we will continue to look for other financing sources. Unless and until we obtain adequate financing on acceptable terms, we will not be able to move forward with full-scale construction of the mine. There can be no assurance that adequate equity or debt financing can be attained.

Management believes the project will benefit substantially from rising gold prices, which are currently in the $400 per ounce range. Mineralized material previously below operating cut-off gold grades, could possibly become economic if future engineering studies support lowering the cutoff grade due to gold prices substantially above the $325 per ounce used in the feasibility study to define the proven and probable reserves mentioned above. We are currently looking at equipment and processing techniques that may be capable of supporting higher production rates.

In March 2003, we obtained exclusive options to purchase an ore crusher and related assets (spare parts for the crusher and certain transportable building structures). The options expired and the owner of these assets sold his interest to a third party. We had been in discussions with the new owner about the possibility of acquiring the crushing system. The new owner recently informed us that he intends to keep the equipment for use on his own property. We are looking for similar equipment for use at El Chanate. We are optimistic about being able to acquire additional equipment at comparable costs; however, there can be no assurance that we will be successful in acquiring these assets.

In January 2004, we received the permits from the Mexican Department of Environmental Affairs and Natural Resources necessary to begin construction of the El Chanate gold mining project. These permits also cover the operation of a heap-leach gold recovery system.

In January 2004, we amended our agreement with FG. For information on these amendments, please see "Liquidity and Capital Resources; Plan of Operations" below.

Leadville, Colorado

During the quarter ended January 31, 2004, as during the prior fiscal year ended July 31, 2003, activity at our Leadville, Colorado properties consisted principally of mine maintenance. Primarily as a result of our focus on El Chanate, we temporarily reduced to a minimum activity in Leadville, Colorado.

Between November 1, 2002 and December 1, 2003, we conditionally acquired 61 properties in Leadville, Colorado having a gross acreage of approximately 623 acres. Some of the properties are classified as residential and others are classified as mining. All were purchased at the Lake County, Colorado, tax sale for the back taxes due on the properties. We paid an aggregate of approximately $19,400 for the properties. Of these properties, we let 9 lapse and, with regard to 8 of these properties, we were paid off by the property owners and we received back our payments for these properties, plus interest at 10%.

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

Revenues

We generated no revenues from mining operations during the three or six months ended January 31, 2004 and 2003. There were de minimis non-operating revenues during the three months ended January 31, 2004 and 2003 of approximately $7,600 and $5,800, respectively. There were de minimis non-operating revenues during the six months ended January 31, 2004 and 2003 of approximately $7,800 and $35,000, respectively. These non-operating revenues primarily represent interest income for the 2003 period.

Costs and Expenses

Over all, costs and expenses during the three months ended January 31, 2004 ($333,085) increased by $14,466 (approximately 5%) from the three months ended January 31, 2003 ($318,619).

Mine expenses during the three months ended January 31, 2004 ($137,812) decreased by $8,518 (approximately 6%) from the three months ended January 31, 2003 ($146,330). We believe that the decrease in mine expenses resulted primarily from less available capital.

Selling, general and administrative expenses during the three months ended January 31, 2004 ($195,273) increased by $56,018 (approximately 40%) from the three months ended January 31, 2003 ($139,255). This increase was primarily due to increase in professional fees, public relations and travel.

Stock based compensation during the three months ended January 31, 2004 was $-0-compared to $33,034 for the three months ended January 31, 2003.

Net Loss

As a result, our net loss for the three months ended January 31, 2004 was $298,802, which was $4,905 greater than our $293,897 net loss for the three months ended January 31, 2003.

Gains from Changes in Foreign Exchange Rates

During the three months ended January 31, 2004, we recorded equity adjustments from foreign currency translations of approximately $2,930. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar.

Liquidity and Capital Resources; Plan of Operations

As of January 31, 2004, we had working capital of $625,994. Our plans over the next 12 months include the costs related to our joint venture with FG, primarily the cost of construction of the El Chanate open-pit gold mine in Mexico, administration and holding costs in Colorado and general administrative costs in New York.

Our primary source of funds used during the quarter ended January 31, 2004 was from the sale and issuance of common stock for gross proceeds of $930,997.

Phase two of our joint venture with FG was to culminate with a feasibility study. Although we have obtained the feasibility study, Phase two was extended as discussed below.

On January 7, 2004, Minera Santa Rita S. de R.L. de C.V. ("MSR"), one of our wholly-owned Mexican affiliates, executed an amendment to its joint venture agreement with FG. Pursuant to this amendment, FG has reduced its interest in the venture from 31% to 30% and waived its right to earn up to an additional 14% interest in the venture and agreed to pay us $10,850 (representing 30% of certain funds provided by us that MSR spent on Phase Two in excess of the approved budget for Phase Two). In return, MSR has

      1.    waived FG's obligation to contribute $106,401,

      2.    waived FG's obligation to contribute certain equipment (Phase
            Three),

      3. waived MSR's right to dilute or to buy out FG's interest for FG's failure to make the above Phase Two $106,401 payment and

      4. maintained its right to dilute FG for FG's failure to make requisite future contributions.

In addition, Phase Two will conclude on receipt of the first funds from Royal Gold, with whom we are currently negotiating a financing arrangement for the El Chanate Project, or Royal Gold's determination not to proceed with the funding, whichever occurs first. With the elimination of Phase Three, Phase Four will commence the day following receipt of the first funds from Royal Gold and Phase Five will commence on the date "Optimal Level of Production" is achieved at the El Chanate Project, as defined by MSR and FG.

If funding for Phase Four is not obtained from Royal Gold or another lender willing to provide funding for Phase Four (the "Lender") on or before March 31, 2004, the joint venture will terminate unless MSR and FG (the "Venturers") elect to continue funding the joint venture. If the joint venture terminates, title to the concessions and the surface land at the El Chanate Project will remain in Oro de Altar, another of our wholly-owned subsidiaries.

Unless otherwise agreed to by the Venturers, until the commencement of Phase Four, the Venturers will contribute to the venture in proportion to their venture interest (30/70) in cash or in work or services, at the election of the contributing party. Pursuant to the amendment, once Phase Four commences and until the beginning of Phase Five, the Venturers will pay in cash only, in proportion to their venture interests, expenditures and costs that cannot be covered with funds from the Lender. During Phase Five, Venturers will contribute proportionately cash only if expenditures and costs cannot be covered by income generated in operation of the mine. In the 2004 budget, the Venturers have varied slightly the periods during calendar 2004 when Venturers are permitted to contribute work or services in lieu of cash. A failure of a Venturer to make its required additional cash contributions will result in a dilution of that Venturer's interest in the venture. A failure of a Venturer who contributes work or services to timely provide such work or services will result in interest accruing in favor of the other Venturer at the LIBOR rate plus 5.45 percent and could result in dilution of that Venturer's interest in the venture.

MSR has granted FG a right of first refusal to carry out certain works and services required by the project provided FG at least matches the best bid received for such works and services in terms of price, time and quality.

To facilitate obtaining funding from a Lender, MSR has agreed that its operating rights will be subject to the loan agreement with the Lender and the Lender will be permitted to participate on the Technical Committee. The Technical Committee provides non-binding technical advice on the project and currently consists of three members from MSR and two members from FG. In addition, the Venturers have agreed that (i) required payments to the seller from whom we purchased the Mexican company that originally owned the El Chanate concessions and surface lands and (ii) required payments to the Lender will be made prior to distribution of profits to the Venturers.

Although Phase Three, FG's contribution of equipment, has been eliminated from the agreement, we are aware of alternate sources of equipment that appear to be well suited for processing at the El Chanate project. We are currently contacting equipment owners and equipment brokers regarding the availability and cost of equipment for use at El Chanate. We cannot assume that we will be able to acquire comparable equipment at a reasonable price.

In addition, we solicited and received bids from three experienced and qualified contactors for mining El Chanate ores. These bids were higher than anticipated and were rejected. We are reviewing certain ways to optimize blasting, hauling and the amounts of pre-production mine stripping to reduce the mining costs. We believe, but cannot guarantee, that there are certain cost savings to be made which, if implemented, will improve the economic returns at El Chanate.

We believe, but cannot assure, that we have a credible funding source for a portion of the construction of the El Chanate open-pit gold mine in Sonora, Mexico. We have executed a royalty financing term sheet with Royal Gold, Inc. of Denver, Co for supplying $13.8 million to fund the construction. However, consummation of this funding is subject to due diligence by Royal Gold, execution of a definitive agreement, the satisfaction of conditions to be contained therein, and approval by Royal Gold's Board of Directors. The due diligence period ended in late February and Royal Gold and we are examining ways to optimize the project's financial returns for both parties. We believe that equity financing may provide certain attractive alternative sources of project funding and we are exploring those possibilities while also continuing our discussions with Royal Gold. Although, we continue discussions with Royal Gold, we no longer consider Royal Gold to be a likely source for 100% of the financing. Should we be unable to consummate this financing with Royal Gold we will continue to look for other financing sources. Unless and until we obtain adequate financing on acceptable terms, we will not be able to move forward with full-scale construction of the mine. There can be no assurance that adequate equity or debt financing can be attained.

However, since we have our government permits, we plan to begin construction of certain small but essential structures in the very near future.

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

Environmental Issues

Management does not expect that environmental issues will have an adverse material effect on our liquidity or earnings. Before any additional exploration or any development or mining or construction of milling facilities could begin at our Leadville properties, it would be necessary to meet all environmental requirements and to satisfy the regulatory agencies in Colorado that our proposed procedures fell within the boundaries of sound environmental practice. We currently are bonded to insure reclamation of any areas disturbed by our past activities. The current amount of this bond is $35,550. In Mexico, we are not aware of any significant environmental concerns or existing reclamation requirements at the El Chanate properties. We received the required Mexican government permits for construction, mining and processing the El Chanate ores in January 2004.

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

We do include in all our internal revenue and cost projections a certain amount for environmental and reclamation costs on an ongoing basis. This amount is determined at a fixed amount of $0.05 per metric tonne of material to be milled on a continual, ongoing basis to provide primarily for reclaiming tailing disposal sites and other reclamation requirements. At this time, there do not appear to be any environmental costs to be incurred by us beyond those already addressed above. No assurance can be given that environmental regulations will not be changed in a manner that would adversely affect our planned operations.

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

In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we review our long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. During the year ended July 31, 2002, we performed a review of our Colorado mine and mill improvements and determined that an impairment loss should be recognized. Accordingly, at July 31, 2002, we reduced by $999,445 the net carrying value of certain assets relating to our Leadville, Colorado facility to $300,000, which approximates management's estimate of fair value. We recognized no additional impairment loss during the quarter ended January 31, 2004.

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

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at January 31, 2004.

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

We do not generate any positive cash flow from operations and we do not anticipate that any positive cash flow will be generated for some time. We have limited financial resources. Leases and licenses that we hold as well as our joint venture agreement with FG, impose financial obligations on us. We cannot assure that additional funding will be available to allow us to fulfill such obligations. Although we have executed a royalty financing term sheet with Royal Gold, Inc. of Denver, Colorado for supplying $13.8 million to fund the construction of the El Chanate open-pit gold mine in Sonora, Mexico, we cannot assure that the funding will occur. Consummation of this funding is subject to execution of a definitive agreement, the satisfaction of conditions to be contained therein, and approval by Royal Gold's Board of Directors. We believe that equity financing may provide certain attractive alternative sources of project funding and we are exploring those possibilities while also continuing our discussions with Royal Gold. Although, we continue discussions with Royal Gold, we no longer consider Royal Gold to be a likely source for 100% of the financing. Mining costs quotes were recently received from selected qualified mining contractors and these bids range from 13% to 45% above feasibility study costs. We are exploring ways to reduce these mining costs as quoted by the potential contractors.

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

Our financial statements for the year ended July 31, 2003 included in our form 10-KSB for the year ended as of that date, and the financial statements for the quarter ended January 31, 2004 contained in this quarterly report on form 10-QSB, and filed with the Commission, have been prepared on the basis of accounting principles applicable to a going concern. Our auditors' report on the financial statements contained in our Form 10-KSB includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Neither our July 31, 2003 financial statements nor our January 31, 2004 quarterly unaudited financial statements include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements have been prepared.

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

Our only current properties are the El Chanate concessions and our Leadville properties. At present, we are not doing any substantive work at our Leadville properties. Our El Chanate concessions are owned by one of our wholly-owned subsidiaries Oro de Altar. FG, our joint venture partner, has a 30% interest in the operating profits of the El Chanate project. We currently do not have operations on either of our properties, and we must commence such operations to receive revenues. Accordingly, we are dependent upon the success of the El Chanate concessions.

      If we are unable to obtain a crushing system and other equipment for our Mexican concessions at an acceptable cost, our ability to obtain requisite funding for our planned mining operations and our anticipated results of operations from mining at these concessions, once mining commences, may be adversely affected.

In March 2003, we obtained exclusive options to purchase an ore crusher and related assets (spare parts for the crusher and certain transportable building structures). The options expired and the owner of these assets sold his interest to a third party. We had been in discussions with the new owner about the possibility of acquiring the crushing system. The new owner recently informed us that he intends to keep the equipment for use on his own property. We are looking for similar equipment for use at our Mexican concessions. We are optimistic about being able to acquire additional equipment at comparable costs; however, there can be no assurance that we will be successful in acquiring these assets. If we are unable to obtain this equipment at an acceptable cost, our ability to obtain requisite funding for our planned mining operations and our anticipated results of operations from mining at these concessions, once mining commences, may be adversely affected.

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

      Should we successfully commence mining operations in the future, our ability to remain profitable, should we become profitable, will be dependent on our ability to find, explore and develop additional properties. Our ability to acquire such additional properties will be hindered by competition.

Gold properties are wasting assets. They eventually become depleted or uneconomical to continue mining. The acquisition of gold properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staffs, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties.

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

Item 3. Controls and Procedures.

Gifford A Dieterle, our Chief Executive Officer and our Chief Financial Officer, has evaluated, as of the end of the period covered by this report, the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this report. Based upon that evaluation, taking into account our limited resources and current business operations, he concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            None.

Item 2. Changes in Securities

During the quarter ended January 31, 2004, we issued the following shares of our Common Stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: We sold 7,976,695 shares for $865,197 to 38 persons.

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

      31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

      31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

      32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

Reports on Form 8-K:

Report filed on January 21, 2005. Item 5. Other Events and Regulation FD Disclosure.

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

Date: March 15, 2004