Form 10QSB
period 2004-04-30
CAPITAL GOLD CORP
filed 2004-06-21
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2004

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

                               Yes |X|      No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

        Class                                       Outstanding at June 15, 2004
----------------------                              ----------------------------

Common Stock, par value $.001 per share                      58,188,423

Transitional Small Business Format (check one); Yes |_| No |X|

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals), which we consider necessary for the fair presentation of results for the three and nine months ended April 30, 2004.

      Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2003.

      The results reflected for the three and nine months ended April 30, 2004 are not necessarily indicative of the results for the entire fiscal year.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2004
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                        $    387,359
  Loans Receivable - Related Party                                       23,787
  Loans Receivable - Others                                              17,390
  Other Current Assets                                                   12,703
  Prepaid Expenses                                                       11,364
  Marketable Securities                                                  35,000
                                                                   ------------
     Total Current Assets                                               487,603
                                                                   ------------

Mining, Milling and Other Property and Equipment
  (Net of Accumulated Depreciation of $358,230)                         344,780
                                                                   ------------

Other Assets:
  Other Investments                                                      23,466
  Mining Reclamation Bonds                                               35,550
  Security Deposits                                                       9,599
                                                                   ------------
     Total Other Assets                                                  68,615
                                                                   ------------

Total Assets                                                       $    900,998
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
     Accounts Payable                                              $     11,368
     Accrued Expenses                                                    71,925
                                                                   ------------
        Total Current Liabilities                                        83,293
                                                                   ------------

   Commitments and Contingencies

   Stockholders' Equity:
     Common Stock, Par Value $.001 Per Share;
       Authorized 150,000,000 Shares; Issued and
       Outstanding 56,279,061 Shares                                     56,279
     Additional Paid-In Capital                                      24,183,165
     Deficit Accumulated in the Development Stage                   (23,424,660)
Accumulated Other Comprehensive Income (Loss)                             2,921
                                                                   ------------
        Total Stockholders' Equity                                      817,705
                                                                   ------------

   Total Liabilities and Stockholders' Equity                      $    900,998
                                                                   ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                                For The Period
                                                      Three Months Ended              Nine Months Ended        September 17,1982
                                                           April 30,                      April 30,              (Inception)
                                                 ----------------------------    ----------------------------         To
                                                     2004            2003            2004            2003       April 30, 2004
                                                 ------------    ------------    ------------    ------------   --------------
Revenues:
  Interest Income                                $      2,254    $      1,325    $      3,134    $     28,319    $    752,575
  Miscellaneous                                            --              --           6,905           7,701          39,582
                                                 ------------    ------------    ------------    ------------    ------------
       Total Revenues                                   2,254           1,325          10,039          36,020         792,157
                                                 ------------    ------------    ------------    ------------    ------------

Costs and Expenses:
  Mine Expenses                                        85,100         379,172         369,242         828,152       6,508,726
  Write-Down of Mining, Milling and Other
    Property and Equipment                                 --              --              --              --         999,445
  Selling, General and Administrative Expenses        158,294         195,561         491,822         499,772       8,662,029
  Stock Based Compensation                                900         132,201          34,934         207,554       8,877,904
  Loss on Joint Venture                               800,000              --         800,000              --         901,700
  Depreciation                                             --              --              --              --         367,726
                                                 ------------    ------------    ------------    ------------    ------------
        Total Costs and Expenses                    1,044,294         706,934       1,695,998       1,535,478      26,317,530
                                                 ------------    ------------    ------------    ------------    ------------

Loss Before Other Income (Expense)                 (1,042,040)       (705,609)     (1,685,959)     (1,499,458)    (25,525,373)
                                                 ------------    ------------    ------------    ------------    ------------

Other Income (Expense):
  Gain on Sale of Property and Equipment                   --              --              --              --          46,116
  Gain on Sale of Subsidiary                               --              --              --              --       1,907,903
  Option Payment                                           --              --              --              --          70,688
  Loss on Write-Off of Investment                          --              --              --              --         (10,000)
  Loss on Option                                           --              --              --              --         (50,000)
  Loss on Write-Off of Minority Interest             (150,382)             --        (150,382)             --        (150,382)
                                                 ------------    ------------    ------------    ------------    ------------
         Total Other Income (Expense)                (150,382)             --        (150,382)             --       1,814,325
                                                 ------------    ------------    ------------    ------------    ------------

Loss Before Minority Interest                      (1,192,422)       (705,609)     (1,836,341)     (1,499,458)    (23,711,048)
Minority Interest in Net Loss of Subsidiary                --          20,119          51,220          78,464         286,388
                                                 ------------    ------------    ------------    ------------    ------------

Net Loss                                         $ (1,192,422)   $   (685,490)   $ (1,785,121)   $ (1,420,994)   $(23,424,660)
                                                 ============    ============    ============    ============    ============

Net Loss Per Common Share - Basic and Diluted    $      (0.02)   $      (0.02)   $      (0.04)   $      (0.03)
                                                 ============    ============    ============    ============

Weighted Average Common Shares Outstanding         54,914,470      40,837,405      50,019,933      41,311,671
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

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                    For The Nine             For The Period
                                                                    Months Ended           September 17, 1982
                                                                      April 30,               (Inception)
                                                           -----------------------------           To
                                                               2004             2003         April 30, 2004
                                                           ------------     ------------     --------------
Cash Flow From Operating Activities:
  Net Loss                                                 $ (1,785,121)    $ (1,420,994)     $(23,424,660)
  Adjustments to Reconcile Net Loss to Net Cash
    (Used) By Operating Activities:
      Depreciation                                                   --               --           367,726
      Gain on Sale of Subsidiary                                     --               --        (1,907,903)
      Minority Interest in Net Loss of Subsidiary               (51,220)         (78,464)         (286,388)
      Write-Down of Impaired Mining, Milling and Other
        Property and Equipment                                       --               --           999,445
       Gain on Sale of Property and Equipment                        --               --           (46,116)
       Loss on Write-Off of Investment                               --               --            10,000
       Loss From Joint Venture                                  800,000               --           901,700
        Write Off of Minority Interest                          150,382               --           150,382
      Value of Common Stock Issued for Services                     900               --         2,813,893
      Stock Based Compensation                                   34,034          207,554         8,877,004
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Other Current Assets               2,275          (58,038)          (12,703)
        (Increase) in Security Deposits                          (1,164)              --            (9,599)
        (Increase) in Prepaid Expenses                           (1,337)              --           (11,364)
        Increase (Decrease) in Accounts Payable                (120,649)          (2,799)            3,561
        (Decrease) in Accrued Expenses                          (55,596)         (18,095)          (55,868)
                                                           ------------     ------------      ------------

Net Cash (Used) By Operating Activities                      (1,027,496)      (1,370,836)      (11,630,890)
                                                           ------------     ------------      ------------

Cash Flow From Investing Activities:
  Purchase of Mining, Milling and Other Property and
    Equipment                                                        --               --        (1,705,650)
  Proceeds on Sale of Mining, Milling and Other Property
    and Equipment                                                    --               --            83,638
  Proceeds From Sale of Subsidiary                                   --        1,492,131         2,131,616
  Expenses of Sale of Subsidiary                                     --               --          (101,159)
  Advance Payments - Joint Venture                                   --               --            98,922
  Investment in Joint Venture                                        --               --          (101,700)
  Investment in Privately Held Company                               --               --           (10,000)
  Net Assets of Business Acquired (Net of Cash)                      --               --           (42,130)
  Purchase of Marketable Securities                                  --          (50,000)          (50,000)
  Purchase of Other Investments                                 (10,584)         (12,882)          (23,466)
                                                           ------------     ------------      ------------

Net Cash Provided (Used) By Investing Activities                (10,584)       1,379,249           280,071
                                                           ------------     ------------      ------------

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                               For the Six            For The Period
                                                              Months Ended          September 17, 1982
                                                                April 30,               (Inception)
                                                     -----------------------------          To
                                                         2004             2003        April 30, 2004
                                                     ------------     ------------    --------------
Cash Flow From Financing Activities:
  (Increase) in Loans Receivable - Related Party     $     (3,607)    $         --     $    (23,787)
  (Increase) Decrease in Loans Receivable - Others            975          (41,465)         (17,390)
  Increase in Loans Payable - Officers                         --               --           18,673
  Repayment of Loans Payable - Officers                        --               --          (18,673)
  Increase in Note Payable                                     --               --           11,218
  Payments of Note Payable                                     --               --          (11,218)
  Proceeds From Issuance of Common Stock                1,067,448           30,800       11,850,549
  Commissions on Sale of Common Stock                          --               --           (5,250)
  Expenses of Initial Public Offering                          --               --         (408,763)
  Capital Contributions - Joint Venture Subsidiary        100,156           80,340          304,564
  Purchase of Certificate of Deposit - Restricted              --               --           (5,000)
  Purchase of Mining Reclamation Bond                          --               --          (30,550)
                                                     ------------     ------------     ------------

Net Cash Provided By Financing Activities               1,164,972           69,675       11,664,373
                                                     ------------     ------------     ------------

Effect of Exchange Rate Changes                            14,057           31,769           73,805
                                                     ------------     ------------     ------------

Increase (Decrease) In Cash and Cash Equivalents          140,949          109,857          387,359

Cash and Cash Equivalents - Beginning                     246,410          149,433               --
                                                     ------------     ------------     ------------

Cash and Cash Equivalents - Ending                   $    387,359     $    259,290     $    387,359
                                                     ============     ============     ============

Supplemental Cash Flow Information:
  Cash Paid For Interest                             $         --     $         --               --
                                                     ============     ============     ============

  Cash Paid For Income Taxes                         $         --     $         --     $         --
                                                     ============     ============     ============

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                         $         --     $         --     $    440,495
                                                     ============     ============     ============

  Issuance of Common Stock as Payment for Mining,
    Milling and Other Property and Equipment         $         --     $         --     $      4,500
                                                     ============     ============     ============

  Transfer of Joint Venture Advance Payments into
    Joint Venture Capital                            $         --     $     98,922     $     98,922
                                                     ============     ============     ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2004
                                   (Unaudited)

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

      Marketable securities are classified as current assets and are summarized as follows:

             Marketable equity securities, at cost           $  50,000
                                                             =========

             Marketable equity securities, at fair value     $  35,000
                                                             =========

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2004
                                   (Unaudited)

NOTE 3 - Other Comprehensive Income (Loss) - Supplemental Non-Cash Investing Activities

      Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and net unrealized gain on available-for-sale securities and is summarized as follows:

                Balance - July 31, 2003               $ 53,633
                  Equity Adjustments from Foreign
                    Currency Translation               (15,712)
                  Unrealized Loss on Available-for-
                    Sale Securities                    (35,000)
                                                      --------

                Balance - April 30, 2004              $  2,921
                                                      ========

NOTE 4 - Other Events - Termination of Joint Venture Agreement

      On April 6 and 8, 2004, effective March 31, 2004, Minera Santa Rita S. de R.L. de C.V. ("MSR"), one of our wholly-owned Mexican affiliates, and Grupo Minero FG S.A. de C.V. ("FG") executed an agreement (the "Termination Agreement") terminating their joint venture agreement (the "JV Agreement") with regard to the El Chanate project in Mexico.

      Pursuant to the Termination Agreement, the parties have terminated amicably the JV Agreement and have released each other from all obligations under the JV Agreement. In consideration of FG's contributions to the venture of $457,455, we issued to FG 2,000,000 restricted shares of our common stock valued at $800,000 and MSR issued to FG a participation certificate entitling FG to receive five percent of the MSR's annual dividends, when declared. In connection with the issuance of these 2,000,000 shares, the Company recognized a charge to operations of $800,000. Additionally, the Company has recognized a loss of $150,382 on the write off of the joint venture minority interest. The participation certificate also gives FG the right to participate, but not to vote, in the meetings of MSR's Board of Managers, Technical Committee and Partners. MSR also received a right of first refusal to carry out the works and render construction services required to effectuate the El Chanate project. This right of first refusal is not applicable where a funding source for the project determines that others should render such works or services.

      FG has agreed to assign or otherwise transfer to MSR all permits, licenses, consents and authorizations (collectively, "authorizations") for which FG had obtained in its name in connection with the development of the El Chanate project to the extent that the authorizations are assignable. If the authorizations are not assignable or other wise transferable, FG has given its consent for the authorizations to be cancelled so that they can be re-issued ore re-granted in MSR's name. The foregoing is in the process of being completed.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2004
                                   (Unaudited)

NOTE 5 - Financing Term Sheet

      The Company had executed a royalty financing term sheet with Royal Gold, Inc., of Denver, Colorado to supply $13.8 million. Consummation of this funding was subject to due diligence, execution of a definitive agreement, the satisfaction of conditions to be contained therein, and approval by both parties' Directors.

During April 2004 the Company and Royal Gold agreed not to proceed because the parties could not agree on final terms.

      NOTE 6 - Stockholders' Equity

      During the nine months ended April 30, 2004, the Company sold 10,506,300 shares of common stock to unrelated third party investors for gross proceeds of $1,821,098. Also, during the nine months ended April 30, 2004 the Company issued 572,727 shares of common stock for gross proceeds of $20,600 to related parties upon exercise of options and 515,000 shares of common stock for gross proceeds of $25,750 to an unrelated party upon exercise of options.

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

                              Results of Operation

General

Sonora, Mexico

During the quarter ended April 30, 2004, we continued to analyze the El Chanate concessions in Mexico. Our property holdings there consist of 14 contiguous, high priority concessions totaling approximately 3,497 hectares (8,642 acres or 13.5 square miles). Further exploration and development of the El Chanate project, assuming it is economically feasible, will mostly occur on these concessions owned by us. We also own outright 466 hectares (1,151 acres or 1.8 square miles) of surface rights at El Chanate and no third party ownership or leases exist on this fee land or the El Chanate concessions.

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

The study assumes a production rate of 2.6 million tonnes of ore per year or 7,500 tonnes per day, operating at 345 days per year. The processing plan for this open pit heap leach gold project calls for crushing the ore to 100% minus 3/8 inch. Carbon columns will be used to recover the gold. If financing for the project is obtained and if the necessary plant, equipment and facilities are acquired, an adequate water supply is secured, and power lines to the mine are constructed, we anticipate, but cannot assure, that the mine will commence commercial production in 2005.

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

Management believes that the capital costs to establish a surface, heap leach mining operation at El Chanate will be approximately $13.8 million. Financing is being sought through bank loans, equity and/or royalty arrangements. In this regard, we had executed a royalty financing term sheet with Royal Gold, Inc., of Denver, Colorado to supply the $13.8 million, as specified in the Study. However, in April 2004, we and Royal Gold mutually agreed not to proceed because the parties could not agree on final terms. We believe that equity financing may provide certain attractive alternative sources of project funding and we are exploring those possibilities. Unless and until we obtain adequate financing on acceptable terms, we will not be able to move forward with full-scale construction of the mine. There can be no assurance that adequate equity or debt financing can be attained.

Management believes the project will benefit substantially from rising gold prices, which are currently in the $390 per ounce range. Mineralized material previously below operating cut-off gold grades, could possibly become economic if future engineering studies support lowering the cutoff grade due to gold prices substantially above the $325 per ounce used in the feasibility study to define the proven and probable reserves mentioned above. We are currently looking at equipment and processing techniques that may be capable of supporting higher production rates. In this regard, Metcon Research Inc. of Tucson, Arizona is completing studies of gold recoveries on existing samples at fine grind sizes of 100 mesh, 150 mesh and 200 mesh and will prepare a report of its findings. These studies have been undertaken to determine whether extraction by fine grinding is economical given the elevated price of gold. Generally, fine grinding, while more expensive, can achieve higher gold recoveries than the heap leach method recommended in the feasibility study. However, M3, who conducted the feasibility study for us, recently informed us that heap leaching remains the most economical method of extraction at current gold prices. In addition, we recently completed further core drilling (three holes for 657 meters) to validate the reverse circulation drilling in the deeper levels of the deposit. We are expecting assays from this core drilling program. If the results are sufficiently positive, we plan on having our feasibility study updated. Should the results be positive, no assurance can be given that additional reserves will be identified.

In January 2004, we received the permits from the Mexican Department of Environmental Affairs and Natural Resources necessary to begin construction of the El Chanate gold mining project. These permits also cover the operation of a heap-leach gold recovery system.

Effective March 31, 2004, by mutual agreement, Minera Santa Rita S. de R.L. de C.V. ("MSR"), one of our wholly-owned Mexican affiliates, and FG terminated their joint venture agreement. For information, please see "Liquidity and Capital Resources; Plan of Operations" below.

Leadville, Colorado

During the nine months ended April 30, 2004, as during the prior fiscal year ended July 31, 2003, activity at our Leadville, Colorado properties consisted principally of mine maintenance. Primarily as a result of our focus on El Chanate, we temporarily reduced to a minimum activity in Leadville, Colorado.

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

Revenues

We generated no revenues from mining operations during the three or nine months ended April 30, 2004 and 2003. There were de minimis non-operating revenues during the three months ended April 30, 2004 and 2003 of approximately $2,254 and $1,325, respectively. There were de minimis non-operating revenues during the nine months ended April 30, 2004 and 2003 of approximately $10,039 and $36,000, respectively. These non-operating revenues primarily represent interest income

Costs and Expenses

Over all costs and expenses during the three months ended April 30, 2004 ($1,044,294) increased by $337,360 (approximately 48%) from the three months ended April 30, 2003 ($706,934). Over all costs and expenses during the nine months ended April 30, 2004 ($1,695,998) increased by $160,520 (approximately 10%) from the nine months ended April 30, 2003 ($1,535,478).

The primary reason for the increase in overall costs and expenses during the three months ended April 30, 2004 was the loss incurred on our joint venture with FG, offset by significantly reduced mine expenses and stock based compensation.

As discussed above in Note 4 to our Condensed Consolidated Financial Statements, effective March 31, 2004, the joint venture agreement with FG was terminated. In consideration of FG's contributions to the venture of $457,455, we issued to FG 2,000,000 restricted shares of our common stock valued at $800,000 and MSR issued to FG a participation certificate entitling FG to receive five percent of the MSR's annual dividends, when declared. In connection with the issuance of these 2,000,000 shares, the Company recognized a one-time charge to operations of $800,000. This charge represents the cost of acquiring FG's interest in the joint venture.

Mine expenses during the three months ended April 30, 2004 ($85,100) decreased by $294,072 (approximately 78%) from the three months ended April 30, 2003 ($379,172). Mine expenses during the nine months ended April 30, 2004 ($369,242) decreased by $458,910 (approximately 55%) from the nine months ended April 30, 2003 ($828,152). We believe that the decrease in mine expenses resulted primarily from less physical activity on the property due to our major efforts being directed at locating development funding to fully develop the project less available capital and termination of our joint venture agreement.

Selling, general and administrative expenses during the three months ended April 30, 2004 ($158,294) decreased by $37,267 (approximately 19%) from the three months ended April 30, 2003 ($195,561). Selling, general and administrative expenses during the nine months ended April 30, 2004 ($491,822) decreased by $7,950 (approximately 2%) from the nine months ended April 30, 2003 ($499,772). We believe that the decrease in selling, general and administration expenses resulted primarily from less activity due to less available capital during the three months ended April 30, 2004.

Stock based compensation during the three months ended April 30, 2004 was $900 compared to $132,201 for the three months ended April 30, 2003. Stock based compensation during the nine months ended April 30, 2004 was $34,934 compared to $207,554 for the nine months ended April 30, 2003.

Other Expenses

As a result of the termination of the joint venture discussed above, the Company recognized a loss of $150,382 on the write off of the joint venture minority interest during the quarter ended April 30, 2004.

Net Loss

As a result, our net loss for the three months ended April 30, 2004 was $1,192,422, which was $506,932 greater than our $685,490 net loss for the three months ended April 30, 2003. As a result, our net loss for the nine months ended April 30, 2004 was $1,785,121, which was $364,127 greater than our $1,420,994 net loss for the nine months ended April 30, 2003.

Loss from Changes in Foreign Exchange Rates

During the three months ended April 30, 2004, we recorded equity adjustments from foreign currency translations of approximately $5,630. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar.

Liquidity and Capital Resources; Plan of Operations

As of April 30, 2004, we had working capital of $404,310. Our plans over the next 12 months primarily include the cost of construction of the El Chanate open-pit gold mine in Mexico, administration and holding costs in Colorado and general administrative costs in New York.

Our primary source of funds used during the quarter ended April 30, 2004 was from the sale and issuance of common stock for gross proceeds of $120,000.

On April 6 and 8, 2004, effective March 31, 2004, MSR, one of our wholly-owned Mexican affiliates, and FG executed an agreement (the "Termination Agreement") terminating the joint venture agreement (the "JV Agreement") with regard to the El Chanate project in Mexico.

Pursuant to the Termination Agreement, the parties have terminated amicably the JV Agreement and have released each other from all obligations under the JV Agreement. In consideration of FG's contributions to the venture of $457,455, we issued 2,000,000 restricted shares (valued at $800,000) of our common stock and MSR issue to FG a participation certificate entitling FG to receive five percent of MSR's annual dividends, when declares. The participation certificate also gives FG the right to participate, but not to vote, in the meetings of MSR's Board of Managers, Technical Committee and Partners. FG also received a right of first refusal to carry out the works and render construction services required to effectuate the El

Chanate project. This right of first refusal is not applicable where a funding source for the project determines that others should render such works or services.

FG has agreed to assign or otherwise transfer to MSR all permits, licenses, consents and authorizations (collectively, "authorizations") for which FG had obtained in its name in connection with the development of the El Chanate project to the extent that the authorizations are assignable. If the authorizations are not assignable or otherwise transferable, FG has given its consent for the authorizations to be cancelled so that they can be re-issued or re-granted in MSR's name. The foregoing is in the process of being completed.

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

We are actively looking for financing for construction of the El Chanate open-pit gold mine in Sonora, Mexico. We had a term sheet for funding from Royal Gold. However, in April 2004, we and Royal Gold mutually agreed not to proceed because the parties could not agree on final terms. We believe that equity financing may provide certain attractive alternative sources of project funding and we are exploring those possibilities. Unless and until we obtain adequate financing on acceptable terms, we will not be able to move forward with full-scale construction of the mine. There can be no assurance that adequate equity or debt financing can be attained.

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

In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we review our long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. During the year ended July 31, 2002, we performed a review of our Colorado mine and mill improvements and determined that an impairment loss should be recognized. Accordingly, at July 31, 2002, we reduced by $999,445 the net carrying value of certain assets relating to our Leadville, Colorado facility to $300,000, which approximates management's estimate of fair value. We recognized no additional impairment loss during the quarter ended April 30, 2004.

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

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at April 30, 2004.

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

We do not generate any positive cash flow from operations and we do not anticipate that any positive cash flow will be generated for some time. We have limited financial resources. Leases and licenses that we hold impose financial obligations on us. As a result we need to obtain additional capital from outside sources to continue operations and effect our business plan. We cannot assure that adequate additional funding will be available. We believe that equity financing may provide certain attractive sources of project funding and we are exploring those possibilities. If we are unable to continue to obtain needed capital from outside sources, we will be forced to reduce or curtain our operations. Mining costs quotes were recently received from selected qualified mining contractors and these bids range from 13% to 45% above feasibility study costs. We are exploring ways to reduce these mining costs as quoted by the potential contractors.

Further exploration and development of the mineral properties in which we hold interests depends upon our ability to obtain financing through

            o     bank or other debt financing,

            o     equity financing, or

            o     other means.

Failure to obtain additional financing on a timely basis could cause us to forfeit all or parts of our interests in some or all of (i) the El Chanate concessions, and (ii) our Leadville properties, and reduce or terminate our operations.

Our year end audited financial statements contain a "going concern" explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this quarterly report have been prepared.

Our financial statements for the year ended July 31, 2003 included in our form 10-KSB for the year ended as of that date, and the financial statements for the quarter ended April 30, 2004 contained in this quarterly report on form 10-QSB, and filed with the Commission, have been prepared on the basis of accounting principles applicable to a going concern. Our auditors' report on the financial statements contained in our Form 10-KSB includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Neither our July 31, 2003 financial statements nor our April 30, 2004 quarterly unaudited financial statements include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements have been prepared.

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

Our only current properties are the El Chanate concessions and our Leadville properties. At present, we are not doing any substantive work at our Leadville properties. Our El Chanate concessions are owned by one of our wholly-owned subsidiaries, Oro de Altar. MSR, another of our Mexican subsidiaries, leases the land and claims at El Chanate from Oro de Altar. FG, our former joint venture partner, has the right to receive five percent of MSR's annual dividends, when declared. We currently do not have operations on either of our properties, and we must commence such operations to receive revenues. Accordingly, we are dependent upon the success of the El Chanate concessions.

      If we are unable to obtain a crushing system and other equipment for our Mexican concessions at an acceptable cost, our ability to obtain requisite funding for our planned mining operations and our anticipated results of operations from mining at these concessions, once mining commences, may be adversely affected.

In March 2003, we obtained exclusive options to purchase an ore crusher and related assets (spare parts for the crusher and certain transportable building structures). The options expired and the owner of these assets sold his interest to a third party. We currently are in discussions with others for the acquisition of equipment for use at our Mexican concessions. We are optimistic about being able to acquire additional equipment at favorable costs; however, there can be no assurance that we will be successful in acquiring these assets. Moreover, our ability to acquire such equipment is subject to our ability to obtain adequate necessary funding. If we are unable to obtain this equipment at an acceptable cost, our ability to obtain requisite funding for our planned mining operations and our anticipated results of operations from mining at these concessions, once mining commences, may be adversely affected.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

During the quarter ended April 30, 2004, we issued the following shares of our Common Stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: We sold 729,605 shares for $90,100 to 16 persons. Also, during the three months ended April 30, 2004, we issued 200,000 shares of common stock and received gross proceeds of $4,000 from the exercise of options by one of our officers and directors, and we issued 515,000 shares of common stock for gross proceeds of $25,750 to an unrelated party upon exercise of options.

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

      31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

      31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

      32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

Reports on Form 8-K:

Report filed on April 12, 2004. Item 5. Other Events and Regulation FD
Disclosure.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            CAPITAL GOLD CORPORATION
                                                   Registrant


                                            By:  /s/ Gifford A. Dieterle
                                                 -------------------------------
                                                 Gifford A.  Dieterle
                                                 President/Treasurer

Date: June 18, 2004