Form 10KSB
period 2004-07-31
CAPITAL GOLD CORP
filed 2004-11-12
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

            |x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 31, 2004

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

Issuer's telephone numbering: (212) 344-2785

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year. $4,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($.30) and asked ($.35) price of the issuer's Common Stock as of November 2, 2004, was $17,878,176 based upon the average between the closing bid and asked price ($0.325) multiplied by the 55,009,771 shares of the issuer's Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.).

The number of shares outstanding of each of the issuer's classes of common equity as of November 2, 2004: 59,700,724

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

         Transitional Small Business Disclosure Format: Yes |_| No |X|

                            CAPITAL GOLD CORPORATION
                                   Form 10-KSB
                                  July 31, 2004

Table of Contents                                                      Page
-----------------                                                      ----

Glossary                                                               (iii)

                                     Part I

Item 1.     Description of Business                                       1
Item 2.     Description of Properties                                     6
Item 3.     Legal Proceedings                                            14
Item 4.     Submission of Matters to a Vote of                           14
            Security Holders

                                     Part II

Item 5.     Market for Common Equity,                                    14
            Related Stockholder Matters and Small Business Issuer
            Purchases of Equity Securities
Item 6.     Management's Discussion and Analysis of                      15
            Financial Condition and Results of Operations
Item 7.     Financial Statements                                         28
Item 8.     Changes in and Disagreement with Accountants                 28
            on Accounting and Financial Disclosure
Item 8A     Controls and Procedures                                      28
Item 8B     Other Information                                            28

                                    Part III

Item 9.     Directors, Executive Officers, Promoters                     29
            and Control Persons; Compliance with
            Section 16(a) of the Exchange Act
Item 10.    Executive Compensation                                       31
Item 11.    Security Ownership of Certain Beneficial                     32
            Owners and Management and Related
            Stockholder Matters
Item 12.    Certain Relationships and Related Transactions               33
Item 13.    Exhibits                                                     34
Item 14.    Principal Accountant Fees and Services                       35
Signatures                                                               37
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

Siltstone:              A sedimentary rock composed of clay and silt sized
                        particles.

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

                                     PART I

Item 1. Description of Business

Capital Gold Corporation, formerly Leadville Mining And Milling Corp. (the "Company," "we" or "us") was incorporated in the state of Nevada in February 1982. We, directly or indirectly, own concessions located in the State of Sonora, Mexico and rights to property located in the California Mining District, Lake County, Colorado and we are engaged in the business of exploring for gold and other minerals on our Mexican concessions. During the fiscal year ended July 31, 2004, we actively engaged in the evaluation of our Sonora, Mexico concessions. Our future is dependent upon our ability to continue to fund our activities and eventually produce gold in sufficient quantities and in an economically feasible manner. A description of the mining concessions and properties owned by us is contained in "Item 2. Description of Properties." None of our concessions or properties is in production and, consequently, we have no operating income or cash flow.

                                 Sonora, Mexico

El Chanate

In June 2001, we purchased from AngloGold North America Inc. and AngloGold (Jerritt Canyon) Corp. 100% of the issued and outstanding stock of Minera Chanate, S.A. de C.V., a subsidiary of those two companies. Minera Chanate's assets at the time of the closing of the purchase consisted of 106 exploitation and exploration concessions in the States of Sonora, Chihuahua and Guerrero, Mexico. By June of 2002, after property reviews and to minimize tax payments, the 106 had been reduced to 12 concessions. To cover certain non-critical gaps between concessions, two new concessions were located, and the number of concessions is now 14. These concessions are contiguous, totaling approximately 3,497 hectares (8,642 acres or 13.5 square miles). We sometimes refer to these concessions as the El Chanate concessions. See "Item 2. Description of Properties."

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

Under the terms of the agreement, we have granted AngloGold the right to designate one of its wholly-owned Mexican subsidiaries to receive a one-time option to purchase 51% of Minera Chanate (or such entity that owns the El Chanate concessions at the time of option exercise). That option is exercisable over a 180 day period commencing at such time as we notify AngloGold that we have made a good faith determination that we have gold-bearing ore deposits on any one of the identified groups of El Chanate concessions, when aggregated with any ore that we have mined, produced and sold from such concessions, of in excess of 2,000,000 troy ounces of contained gold. The exercise price would equal twice our project costs on the properties during the period commencing on December 15, 2000 and ending on the date of such notice. Based on current information available to us, we do not believe a deposit of the size that would trigger these back-in rights is likely to be identified at El Chanate.

In February 2002, Minera Santa Rita S. de R.L. de C.V., one of our wholly-owned Mexican affiliates ("Santa Rita"), now the leasee of the El Chanate concessions, as discussed below, entered into a joint venture agreement with Grupo Minero FG S.A. de C.V. to explore, evaluate and develop the El Chanate concessions. Grupo Minero FG S.A. de C.V., referred to as FG, is a private Mexican company that owns and operates the La Colorada open-pit gold mine outside of Hermosillo in Sonora, Mexico.

Effective March 31, 2004, the joint venture agreement with FG was terminated. In consideration of FG's contributions to the venture of $457,455, we issued to FG 2,000,000 restricted shares of our common stock valued at $800,000 and Santa Rita issued to FG a participation certificate entitling FG to receive five percent of the Santa Rita's annual dividends, when declared. The participation certificate also gives FG the right to participate, but not to vote, in the meetings of Santa Rita's Board of Managers, Technical Committee and Partners. Santa Rita also received a right of first refusal to carry out the works and render construction services required to effectuate the El Chanate project. This right of first refusal is not applicable where a funding source for the project determines that others should render such works or services.

FG has assigned or otherwise transferred to Santa Rita all permits, licenses, consents and authorizations (collectively, "authorizations") for which FG had obtained in its name in connection with the development of the El Chanate project to the extent that the authorizations are assignable. To the extent that the authorizations are not assignable or otherwise transferable, FG has given its consent for the authorizations to be cancelled so that they can be re-issued or re-granted in Santa Rita's name. The foregoing has been completed.

In March 2002, we and our wholly-owned subsidiary, Leadville Mining & Milling Holding Corporation ("Holding") sold all of the issued and outstanding shares of stock of Minera Chanate to an unaffiliated party for a purchase price of US$2,131,616, payable in three installments. We received the final installment on December 9, 2002. In connection with the sale of Minera Chanate stock, we incurred approximately $174,000 in commissions.

During March 2002, prior to the sale of Minera Chanate and pursuant to the FG joint venture agreement, Minera Chanate, in a series of transactions, sold all of its surface land and mining claims to Oro de Altar S. de R. L. de C.V. ("Ora"), another of our wholly-owned subsidiaries. Ora, in turn, leased the foregoing land and mining claims to Minera Santa Rita.

2003-2004 Activities and Planned 2005 Activities

During fiscal 2003 and 2004, we continued to focus our efforts on the evaluation of our Mexican properties - the El Chanate concessions. This evaluation involved data reviews of existing geologic maps and reports, drill logs, assay results, resource estimates, surface sample results, land titles and a feasibility study. We utilized independent consultants, in conjunction with company personnel, in this evaluation. We, along with our technical consultants, completed reviews and reconnaissance of the 44 remaining early stage exploration concessions. Following this evaluation, we elected to maintain and focus exploration and development attention on 14 of the concessions totaling about approximately 3,497 hectares (8,642 acres or 13.5 square miles). Management believes that the combination of existing data and analysis generally supports the existence of a gold deposit that warrants further exploration work. We also actively sought, and we continue to actively seek, funding to prepare for and commence mining operations (see "Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources").

In August 2002, we retained SRK's (a global engineering company) Denver, Colorado office to conduct a scoping engineering study for the El Chanate Project. This study was completed in October 2002 and concluded that the El Chanate Project deserved additional work and that the property contained important gold mineralization. The base case for this study assumed a gold price of $320.

Following SRK's positive conclusion, in February 2003, we retained M3 Engineering of Tucson, Arizona to begin work on a feasibility study (the "Study"). M3 completed the study in August 2003. Based on 253 drill holes and more than 22,000 gold assays, the study provides details for an open pit gold mine. The Study indicates that at a gold price of $325, the initial open pit project contains proven and probable reserves of 358,000 ounces of gold contained within 13.5 million metric tonnes of ore with an average grade of
0.827 grams/tonne. It estimated that the mine could recover approximately 48,000
- 50,000 ounces of gold per year over a five year mine life.

The study assumes a production rate of 2.6 million tonnes of ore per year or 7,500 tonnes per day, operating at 345 days per year. The processing plan for this open pit heap leach gold project calls for crushing the ore to 100% minus 3/8 inch. Carbon columns will be used to recover the gold. If financing for the project is obtained and required permitting is completed by the end of 2004, and if the necessary mining plant, equipment and facilities are acquired, an adequate water supply is secured, and power lines to the mine are constructed, we anticipate, but cannot assure, that the mine will commence full commercial production in December of 2005.

Pursuant to the Study, based on the current reserve calculations, the mine life is estimated to be 62 months. The study forecasts initial capital costs of $13.8 million, which includes $2.1 million of working capital. Average initial annual production is planned at approximately 48,000 to 50,000 ounces per year at an average operating cash cost of $229 per ounce. This cash cost may decrease as the production rate increases. Total costs will vary depending upon the price of gold (due to the nature of underlying payment obligations to the original owner of the property); they are estimated to range between $292 per ounce at a gold price of $310 per ounce and $299 per ounce at a gold price of $370 per ounce. We will be working on measures to attempt to reduce costs going forward. Reserves and production rates are based on a gold price of $325 per ounce, which is the Base Case of the Study. Between January 1, 2004 and September 30, 2004, the fixed price for gold on the London Exchange has fluctuated between $373 and $428 per ounce.

Management believes that the capital costs to establish a surface, heap leach mining operation at El Chanate may approximate $16 million. Financing, is being sought through bank loans, the sale of equity and/or joint venturing. In this regard, we had executed a royalty financing term sheet with Royal Gold, Inc., of Denver, Colorado to supply the $13.8 million, as specified in the

Study. However, in April 2004, we and Royal Gold mutually agreed not to proceed because the parties could not agree on final terms. Normal expenditures for the next fiscal year in New York and Mexico, such as Colorado holding costs, general administration, accounting and legal are estimated to be approximately $915,000 and non-capital items for the Chanate mine development and related activities being estimated at $430,000zz. As discussed below in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources," all of our planned activities are dependent upon our ability to obtain adequate financing.

Management continues to be encouraged by results to date however, there can be no assurance that we will be able to establish and open a mine at El Chanate that any mining will be profitable or that necessary additional funding can be obtained. Assuming that we are able to obtain adequate funding, we intend to continue development work at the El Chanate project. (See "Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources").

In March 2003, we obtained exclusive options to purchase an ore crusher and related assets (spare parts for the crusher and certain transportable building structures). These assets were located in Sonora, Mexico, approximately 70 miles from the El Chanate Concessions. The total cost for these assets (exclusive of the option cost) was to be $700,000. The owner of these assets could not obtain rights of clear passage from surrounding property owners and we did not acquire this equipment. We continue to look for comparable equipment to acquire.

Management believes the project will benefit substantially from rising gold prices, which are currently above $400 per ounce. Mineralized material previously below operating cut-off gold grades could possibly become economic if future engineering studies support lowering the cutoff grade due to gold prices substantially above the $325 per ounce used in the feasibility study to define the proven and probable reserves mentioned above. We are currently looking at equipment and processing techniques that may be capable of supporting higher production rates that may be justified due to rising gold prices.

In this regard, Metcon Research Inc. of Tucson, Arizona completed gold recovery studies on existing samples at fine grind sizes of 100 mesh, 150 mesh and 200 mesh. These studies were undertaken to determine whether extraction by fine grinding is economical given the increased price of gold. Generally, fine grinding, while more expensive, will achieve higher gold recoveries than the heap leach method recommended in the feasibility study. Metcon found that increasing amounts of gold were recovered at finer grind sizes. However in May 2004, M3, who conducted the feasibility study, reported that at El Chanate, heap leaching remains the most economical and optimal method of extracting gold at current prices.

In May 2004, three core holes were drilled at El Chanate to define gold grades, to obtain metallurgical samples from siltstone hosted ores, and to evaluate previous deep drilling results by Anglo Gold in the Los Dos Virgens Zone. Two of the core holes tested and confirmed the presence of gold in the deep Los Dos Virgens Zone that lies below the level of the planned open pit. This zone was previously identified by Anglo Gold's reverse circulation drilling and, with increasing gold prices, we are analyzing with core drilling the conditions that might allow an enlarged open pit to include ores from the Los Dos Virgens zone. The third core hole was drilled in the main high grade part of the deposit to obtain ore samples for metallurgical column testing from siltstone host rocks.

Metallurgical column test studies are now underway at Metcon's laboratories in Tucson Arizona to determine the optimal conditions at El Chanate for recovering gold from within siltstone host rocks using heap leach technology. The siltstone drill core samples are being tested at crush sizes of 100 percent -3/8 inch and 100 percent -1/4 inch, and these column tests are showing encouraging recovery rates. If these gold recoveries are within an economic range and with rising gold prices, management believes the ore reserves may be increased beyond the level currently published in the feasibility study. While we are optimistic about the results, there can be no assurance that improved gold recoveries will result in an increase in reserves.

In January 2004, we received permits from the Mexican Department of Environmental Affairs and Natural Resources necessary to begin construction of the El Chanate gold mining project. These permits also cover the operation of a heap-leach gold recovery system.

Leadville, Colorado Developments

During the fiscal year ended July 31, 2004, activity at our Leadville, Colorado properties consisted primarily of mine maintenance. Primarily as a result of our focus on El Chanate, we temporarily ceased activities in Leadville, Colorado. During the year ended July 31, 2002, we performed a review of our Leadville mine and mill improvements and determined that an impairment loss should be realized. Therefore, we significantly reduced the carrying value of certain assets relating to our Leadville, Colorado assets by $999,445. During the year ending July 31, 2004, we again performed a review of our Colorado mine and mill improvements and determined that an additional impairment loss should be recognized. Accordingly, we further reduced the net carrying value to $0, recognizing an additional loss of $300,000. (see, "Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; Results of Operations").

Company Mill at Leadville

We have a mill situated on a 20.73-acre site in Leadville, Colorado. Construction of the mill began in 1987 and was completed in August of 1989. The mill is not in operation at this time.

Competition

The acquisition of gold properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staffs, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties. Our lack of revenues and limited financial resources further hinder our ability to acquire additional mineral properties. However, should we commence mining operations at our Leadville property; we believe that there is no material competition in the sale of metallic products because prices are based upon standards established by the commodity exchange (London Metals Exchange Market).

Employees

As of October 31st, 2004, we had six full time employees and/or consultants.

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

                                                       ----------------------

      -----------------------------------------------------------------------
      Concession Name                     Title No.             Hectares
      -----------------------------------------------------------------------
    1 San Jose                              200718                96.0000
      -----------------------------------------------------------------------
    2 Las Dos Virgen                        214874               132.2350
      -----------------------------------------------------------------------
    3 Rono I                                206408                82.1902
      -----------------------------------------------------------------------
    4 Rono 3                                214224               197.2180
      -----------------------------------------------------------------------
    5 La Cuchilla                           211987               143.3481
      -----------------------------------------------------------------------
    6 Elsa                                  212004             2,035.3997
      -----------------------------------------------------------------------
    7 Elisa                                 214223                78.4717
      -----------------------------------------------------------------------
    8 Ena                                   217495               190.0000
      -----------------------------------------------------------------------
    9 Eva                                   212395               416.8963
      -----------------------------------------------------------------------
   10 Mirsa                                 212082                20.5518
      -----------------------------------------------------------------------
   11 Olga                                  212081                60.5890
      -----------------------------------------------------------------------
   12 Edna                                  212355                24.0431
      -----------------------------------------------------------------------
   13 La Tira                               219624                 1.7975
      -----------------------------------------------------------------------
   14 La Tira 1                             219623                18.6087
      -----------------------------------------------------------------------
                                      Total                    3,497.3491

Surface Property Ownership

Emisa purchased surface property ownership, consisting of 466 Hectares in Altar, Sonora, on January 27, 1998. The ownership was conveyed to our subsidiary, Oro de Altar S.A. de C.V., in 2002. Santa Rita, one of our wholly-owned Mexican affiliates, has a lease on the property for the purpose of mining the Chanate gold deposit. The purchase transaction was recorded as public deed 19,591 granted by Mr. Jose Maria Morera Gonzalez, Notary Public 102 of the Federal District, registered at the Public Registry of Property of Caborca, Sonora, under number 36026, book one, volume 169 of the real estate registry section on May 7, 1998.

Leadville, Colorado Properties

We own or lease the following patented claims (except where noted) and properties, all of which are located in California Mining District, Lake County, Colorado, Township 9 South, Range 79.

-----------------------------------------------------------------------------------------------------------------------
                                                                                             Gross                  Net
    Claim        Percent                                                                   Acreage              Acreage
    Count       Ownership               CLAIM NAME                         CLAIM#         of Claim             of Claim
-----------------------------------------------------------------------------------------------------------------------
                               Claims and Properties owned by Capital Gold Corporation
-----------------------------------------------------------------------------------------------------------------------
      1            16%                    Ballard                             589            3.200                0.512
      2            50%                 Belle Placer                          2778          129.000               64.500
      3            13%                 Belle Placer                          2778                                16.800
      4           100%                    Bonanza                            1088            5.920                5.920
      5            25%                 Boulder Nest                          3574            6.480                1.620
      6             8%                   Chestnut                             712            9.400                0.752
      7            50%                    CHICAGO                            1295           10.200                5.100
      8           100%                   Chieftain                            978            8.550                8.550
      9           100%                 Codfish Balls                          767            2.600                2.600
     10            88%                    Colman                             9747                                 1.320
     11           100%                    Cyclops                            1567            8.700                8.700
     12           100%                    Devlin                             1579            7.600                7.600
     13            38%                     EMMA                               756            8.300                3.154
     14            75%                Free America #2                        1177            4.200                3.150
     15           100%                  Golden rod                           9441            4.000                4.000
     16            50%                   Greenback                           1043            4.000                2.000
     17           100%                Highland Chief                          429            2.100                2.100
     18           100%                 Highland Mary                          539            6.600                6.600
     19            32%                 J G Fraction                         13251            1.700                0.544
     20            38%                 Little Bertha                          504            8.400                3.192
     21            11%                 Little Chief                           358            6.980                0.763
     22            13%               Little Galesburg                        1176            6.000                0.780
     23           100%                    MIKADO                             8015            9.300                9.300
     24            11%                 New Discovery                          286           10.700                1.170
     25            50%                   NEW YORK                            1294           10.100                5.050
     26           100%         Personal Property in Lake Co                ******
     27            96%                  PHARMACIST                          11617            1.200                1.152
     28             6%                   President                           8942                                 0.414
     29            50%              Pride of the Hills                       3963            0.900                0.450
     30            63%                 PROSPERINE &                          5214            9.900                6.237
     31           100%                PT ZUNI PLACER                       ******           20.700               22.000
     32            75%                    PUEBLO                            12718           36.600               27.450
     33            39%                   Pyrenees                            1537            6.800                2.652
     34           100%                     R A M                             1566            5.900                5.900
     35           100%                 Robert Burns                           538            9.900                9.900
     36           100%                   Security                            3181            2.850                2.850
     37            25%                  Stray Horse                           301            7.300                1.825
-----------------------------------------------------------------------------------------------------------------------
                                          Totals                                           376.080              246.608
-----------------------------------------------------------------------------------------------------------------------
                                        Claims Leased by Capital Gold Corporation
-----------------------------------------------------------------------------------------------------------------------
      1            12%                    Colman                             9747            1.500                0.180
      2            44%                   President                           8942            6.900                3.036
      3             3%              Big Six (West End)                       1616            3.700                0.111
      4             3%                    Elbert                             4163            9.900                0.297
      5             3%                   Greenwood                            630            9.400                0.282
      6             3%                  Little Maud                           758            4.860                0.028
      7           100%                   Comstock                            1542            3.500                3.500
      8           100%                   Homestake                           1540            7.600                7.600
      9           100%                   Lady Jane                            491            8.900                8.900
     10           100%                Little Chippewa                         655            9.900                9.900
     11            19%                     Ohio                               584            9.240                1.756

     12           100%                 Silver Spray                          1539            2.100                2.100
     13           100%                 Wade Hampton                          1538            6.100                6.100
     14            13%                  Great Hope                            489           10.300                1.339
     15           100%                    St. Ann                            4640            6.700                6.700
     16           100%                   St. Louis                            558            8.000                8.000
     17           100%                    Curran                              449            8.800                8.800
     18           100%                  Grand Prize                        473 AM            4.500                4.500
     19            83%                   Ishpeming                           1018                                 6.806
     20            92%                      XYT                              4162                                 6.532
     21            50%                    Medium                            13344            4.800                2.400
     22            50%                    Medium                            13344                                 2.400
     23            88%               Little Galesburg                        1176                                 5.250
     24           100%                  Cora Belle                           3919            6.700                6.700
     25             8%              Big Six (West End)                       1616                                 0.296
     26             8%                    Elbert                             4163                                 0.792
     27             8%                   Greenwood                            630            9.400                0.564
     28             8%                   Ishpeming                           1018            8.200                0.656
     29             8%                      KRL                              4299            4.700                0.376
     30             8%                  Little Maud                           758                                 0.392
     31             8%                 Mineral Farms                         1359            9.100                0.728
     32             8%                   Minnesota                           2651            2.800                0.224
     33             8%                     Park                               838           10.300                0.824
     34             8%                    Park#2                              897            9.700                0.776
     35             8%                 Silver Cloud                          1016            4.900                0.392
     36             8%                     Snow                              4161            3.714                0.296
     37             8%                      XYT                              4162            7.100                0.568
-----------------------------------------------------------------------------------------------------------------------
                                          Totals                                           203.314              110.100
-----------------------------------------------------------------------------------------------------------------------
Total of Owned and Leased Properties                                                        579.39               356.71
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                            Claims owned by Highland Group
-----------------------------------------------------------------------------------------------------------------------
             1    100%                    Hubert                            11286            1.140                1.140
             2    100%                      JFW                             15176            0.023                0.023
             3    100%               Rocky & Snowflake                       5038            9.395                9.395
             4    100%                     Tokio                             9923            1.007                1.007
-----------------------------------------------------------------------------------------------------------------------
                                          Totals                                            11.565               11.565
-----------------------------------------------------------------------------------------------------------------------
                                          Claims Purchased at tax lien sales
-----------------------------------------------------------------------------------------------------------------------
             1     81%                Blue Belle#4***                       11121            7.594                6.170
             2     81%               Blue Belle#5*****                      11121            5.530                4.479
             3    100%                    Bow****                           11777            3.139                3.139
             4    100%                 Christmas****                          763            5.120                5.120
             5    100%         Content Liberty &Gold Belt***                 9373           21.330               21.330
             6    100%                 County Line***                       11359            7.748                7.748
             7    100%                  Dauntless***                          579           10.330               10.330
             8     17%                  Dolphin **                            719            1.987                0.331
             9     11%                   Elmore****                           636           10.200                1.169
            10     50%                   Famous***                           4554            3.991                1.996
            11    100%                   Fortune***                          2309            4.921                4.921
            12    100%              Frame House Smelter                    ******
            13    100%                   Gnome****                           1010            2.920                2.920
            14    100%                  Golconda****                         3690            5.250                5.250
            15    100%                 Grand View***                          621            2.450                2.450
            16    100%               Herman Placer****                        743           95.540               95.540
            17     10%                 Horseshoe **                          1493            5.480                0.542
            18    100%                    Jew****                            7141            1.480                1.480
            19      8%              King Soloman *****                        769
            20    100%                   Kokomo***                            892            8.211                8.211
            21    100%               Little Ellen ****                        550           10.140               10.140
            22    100%                Little Rische***                        412            9.710                9.710
            23    100%                  Midnight****                         4532            4.310                4.310
            24    100%                   Moquito***                          4542            2.467                2.467
            25      8%              Negro Infant *****                        795            4.820                0.371
            26    100%                  New Year****                          496            9.300                9.300
            27    100%                 Office Bldg***                                                                --
            28     81%                   Ohio *****                           584            9.240                7.508

            29      8%                    Park **                             838                                 0.858
            30     88%                  Penfield***                          2308            3.576                3.129
            31    100%                Polaris #1-3****                      12486            5.720                5.720
            32    100%                   Pt. Oro***                           283            3.366                3.366
            33    100%              Sailing Cissy #1***                     11121            6.336                6.336
            34    100%              Sailing Cissy #2***                     11121            5.412                5.412
            35     75%                    Shale***                          11121            9.684                7.263
            36     28%               Silent Friend****                        595            4.650                1.308
            37     40%           Silent Friend 192/480 ****                   595                                 1.860
            38    100%                   Slide****                           6455            2.810                2.810
            39    100%                 South Fork****                         623           10.160               10.160
            40    100%             Summit & Summit #2****                    6590           20.156               20.156
            41    100%             Uintah Placer mill****                    2407            4.473                4.473
            42    100%           Uintah Placer(tract 5)****                  2407            2.273                2.273
            43     60%                 Wall Street***                        1000            3.060                2.295
            44    100%                What is Left***                        4970            7.100                7.100
-----------------------------------------------------------------------------------------------------------------------
                                          Totals                                           341.984              311.451
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                 Unpatented Mining Claims, Bureau of Land Management
-----------------------------------------------------------------------------------------------------------------------
             1    100%                   COLUMBINE                     CMC-248958            7.300                7.300
             2    100%                     JUDY                        CMC-248957           18.000               18.000
             3    100%           New Comstock (unpatented)             CMC-248955            5.000                5.000
             4    100%           New Comstock (unpatented)             CMC-248956            5.000                5.000
-----------------------------------------------------------------------------------------------------------------------
                                          Totals                                            35.300               35.300
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                Summary Of Information
-----------------------------------------------------------------------------------------------------------------------
                                                                                      Gross Acres            Net Acres
-----------------------------------------------------------------------------------------------------------------------
Claims owned by Capital Gold Corporation                                                   376.080              246.608
Claims leased by Capital Gold Corporation                                                  579.394              356.708
Claims owned by Highland Group (affiliated)                                                 11.565               11.565
Claims purchased at tax lien sales                                                         442.617              311.451
Unpatented Mining Claims, BLM                                                               35.300               35.300
-----------------------------------------------------------------------------------------------------------------------
                                           Total                                         1,444.956              961.631
-----------------------------------------------------------------------------------------------------------------------

 ** Purchased at tax lien sale/delinquents, pending completion of payments (year 1999).
 ***  Purchased at tax lien sale, pending completion of payments (year 2001)
 **** Purchased at tax lien sale, pending completion of payments, Paid two years taxes (2000, 2001)
***** Purchased at tax lien sale, pending completion of payments (year 2003)
****** Represents a property, not a claim.
Note: We may have multiple agreements for the same claim that cover fractional ownership interests.
CMC = Unpatented claim

-----------------------------------------------------------------------------------------------------------------------

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

The following claims that were purchased at the tax lien sales were redeemed by the original claim owners during the past year: Little Annie, Mill site, Ready Cash and Resurrection#1-15. We were reimbursed for taxes paid on these properties plus 12% annual interest.

We dropped the following properties that were acquired at the November 2002 tax lien sale (sold for non-payment of 2001 taxes) in November of 2003 by not paying further taxes: Leadville Corp (cinder Block Bldg) (not moveable); LC Lots154, 156, 158 (Stringtown); LC Lots 2,4,6,8 &10 (Stringtown); LC Lots 209, 210, 211,
212, 213; LC Lots 219, 220, 221, 222, 223; LC Lots224 225; LC Lot 227, 228, 229,
230, 231; LC Lots 232, 233, 234, 235; Martinez, house; and Mill site (Mining Claim) (slab heaps). We viewed the lots as having limited liquidity due to their location.

                              General Information

El Chanate Project - Sonora Mexico

The El Chanate project is located in the State of Sonora, Mexico, 37 kilometers northeast of the town of Caborca. It is accessible by paved and all weather dirt roads. Driving time from Caborca is approximately 40 minutes. Access is via the village of 16 de September.

The project is situated on the Sonora desert in a hot and windy climate, generally devoid of vegetation with the exception of cactus. The terrain is generally flat with immense, shallow basins, scattered rock outcropping and low rocky hills and ridges. The desert floor is covered by shallow, fine sediment, gravel and caliche. The main body of the known surface gold covers and irregularly shaped area of approximately 1,800 feet long by 900 feet wide. Several satellite bodies exist on surfaces which have not been thoroughly explored. Assays on chip samples taken from trenches at these locations by us indicate the presence of gold mineralization.

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

The main structural feature of the project area is the Chanate fault, a 7km long (minimum) northwest-striking, variably southwest-dipping structure that has been interpreted to be a thrust fault. The Chanate fault is overturned (north-dipping) at surface, and is marked by brittle deformation and shearing which has created a pronounced fracture foliation and fissility in the host rocks. In drill holes the fault is often marked the presence of an andesite dike. Reports prepared by a predecessor exploration company describe the fault as consisting of a series of thrust ramps and flats; however, geologic cross sections which we have reviewed but did not prepare may negate this interpretation.

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

Work to Date

The El Chanate property has been the site of small scale mining of high grade quartz veins (La Cuchilla mine) during the last century. Modern exploration includes work by Phelps Dodge in the 1980's as part of a copper exploration program. Kennecott conducted geologic mapping and geochemical sampling in 1991 and dropped the property. A Mexican subsidiary of AngloGold explored the property intermittently between 1992 and 1997, and has conducted extensive surface geologic mapping, geochemical sampling, geophysical studies and drilling, including 11,000 meters of trenching, over 14 line-kilometers of induced polarization geophysical surveys, 61 line-kilometers of VLF-magnetometry geophysical surveys, 87 line-kilometers of enzyme leach geochemical surveys and 34,000 meters of R.C. drilling in 190 holes and 1080 meters of diamond drilling in 9 holes. That company also commissioned various consultant studies concerning petrography, fluid inclusions, air photo interpretation and structural analyses, and conducted some metallurgical test work.

In April and May 2002, to confirm previous results obtained by third parties and to provide specifically located metallurgical test samples, we drilled six diamond core holes totaling 1,508 feet into the main mineralized zone at El Chanate. Management believes that the diamond drill results generally confirmed the previous results and, in June 2002 and January 2003, we drilled an additional 45 reverse circulation holes totaling 9,410 feet. This reverse circulation drill program confirmed previous results and also expanded certain mineralized areas. In May 2004 three core holes were drilled for a total of 2,155 feet. The total number of holes is now 256. Of these, 235 are reverse circulation drill holes and 21 are diamond drill holes. Detailed check assays were obtained both for core samples and for reverse drill samples that initially assayed greater than 0.3 gm/tonne. Chemex Labs, Vancouver, Canada, preformed both the initial and the check assays, and the check assays supported the initial assay results.

Metallurgical studies and independent tests of El Chanate mineralization continue. Management believes that these tests continue to show promise that heap leach technology can be utilized at El Chanate.

Our Current Plans for the El Chanate Project

Assuming that adequate funding and remaining required permits are obtained, we anticipate beginning project construction before the end of the calendar year 2005. Our current plans over the next 12 months include:

Environmental and Permitting. We already own the surface over the deposit. We will need to obtain water permits for processing ores, electrical permits to purchase or produce our own power and use of soil permits. We also need to establish reclamation plans. These permits were recently completed and filed with the proper government agencies. Other permits, including, mining and processing permits, have been issued.

Site Construction. We plan to construct a surface gold mine and facility capable of producing about 2.6 million metric tons per year of ore and about 48,000 to 50,000 ounces of gold per year, over a five year mine life, at a targeted cash cost of less than $230 per ounce.

If we are not able to obtain adequate funding, we will need to cut back or curtailed our plans.

Hopemore Project - Leadville, Colorado

The Leadville mining district is located 100 miles west of Denver, Colorado in the heart of the Rocky Mountains. The weather is harsh with long winters and short summers. The Hopemore Project can be reached by paved state highway and other gravel roads. Work by us started in 1984 with the acquisition of the Comstock Hopemore Group of claims. Retimbering of the entire Hopemore shaft followed along with establishment of the new 7th level, partial rehabilitation of the other levels, several raises, the 5th level connection with the Hunter shaft, construction of a mill and the retimbering of the Hunter escape shaft.

Historically, our properties were worked as separate mining areas, the Hopemore and Hunter shafts in the Ibex area. The ores were not concentrated by milling but were shipped directly to the Arkansas Valley Smelter in Leadville.

The Hopemore shaft was worked as part of the Ibex mines until approximately 1902. The Hopemore shaft was sunk in 1907 to reach the 7th level of the Ibex No. 4 mine. Ore bodies in the Leadville dolomite (Blue limestone) lie on the hanging wall side (southwest) of the Ibex No. 4 vein. The ore is associated with a large magnetite skarn replacement body in the Leadville dolomite. The Leadville dolomite hosted ore on the shallow footwall (northeast) side of the Ibex No. 4 vein was mined via the Hunter Shaft. Mineralization in the Hunter workings is oxidized, where as mineralization in the Hopemore mine is un-oxidized.

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

These sedimentary rocks have been intruded by a series of sills and dikes and faulted, resulting in complex geology. Our properties are located on Breece Hill, on the margin of a major intrusive center. Carbonate host rocks on our property contain magnetite and hematite skarn deposits with local gold, silver and base metal mineralization.

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

As noted in "Part I, Item 1, Description of Business" above, we have ceased activities in Leadville, Colorado, primarily as a result of our focus on El Chanate.

Item 3. Legal Proceedings

We are not presently a party to any material litigation

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2004.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a) Marketing Information -- The principal U.S. market in which our common shares (all of which are of one class, $.001 par value Common Stock) are traded or will trade is in the over-the-counter market (Bulletin Board Symbol: "CGLD"). Our stock is not traded or quoted on any Automated Quotation System.

The following table sets forth the range of high and low closing bid quotes of our Common Stock per quarter for the past two fiscal years as reported by the OTC Bulletin Board (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessary represent actual transactions).

                          MARKET PRICE OF COMMON STOCK

                                    Bid
                                    ---
Quarter Ending               High   and     Low
--------------               ------------------

October 31, 2004             0.33          0.19
July 31, 2004                0.29          0.20
April 30, 2004               0.58          0.27
January 31, 2004             0.65          0.23
October 31, 2003             0.28          0.20

July 31, 2003                0.43          0.23
April 30, 2003               0.33          0.19
January 31, 2003             0.26          0.12
October 31, 2002             0.18          0.12

      (b) Holders -- The approximate number of record holders of our Common Stock, as of November 2, 2004 amounts to 1,581 inclusive of those brokerage firms and/or clearing houses holding our common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding is 59,700,724 as of November 2, 2004.

      (c) Dividends - We had not paid or declared any dividends upon our Common Stock since inception and, by reason of our present financial status and our contemplated financial requirements, do not contemplate or anticipate paying any dividends upon our Common Stock in the foreseeable future.

During the quarter ended July 31, 2004, we issued the following shares of our Common Stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: We sold an aggregate of 1,490,095 shares for an aggregate of $186,539 to 24 persons. We issued 250,000 common stock options each to Messrs. Dieterle, Roningen, Pritchard, Everett and Newell exercisable at $.22 per share expiring on May 25, 2007. We also issued 250,000 shares to one individual for administrative services.

We did not repurchase any of our securities during the fiscal year ended July 31, 2004.

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of July 31, 2004.

                                                                Number of                                Number of securities
                                                            Securities to be                              remaining available
                                                               issued upon        Weighted-average        for future issuance
                                                               exercise of        exercise price of          under equity
                                                               outstanding           outstanding          compensation plans
                                                            options, warrants     options, warrants      (excluding securities
                       Plan Category                           and rights            and rights        reflected in column (a))
======================================================     ===================   ===================  ==========================

                                                                   (a)                   (b)                      (c)

                                                           ===================   ===================  ==========================
Equity compensation plans approved by security
holders:                                                             -0-               $      -0-                 N/A

                                                             ==========                 ========            ==============

Equity compensation plans not approved by security
holders:                                                        318,182                $    .022                  N/A
                                                                200,000                      .25                  N/A
                                                              4,570,454                      .05                  N/A
                                                                100,000                     ..20                  N/A
                                                                100,000                      .24                  N/A
                                                              1,500,000                      .21                  N/A
                                                                100,000                      .41                  N/A

                                                             ==========                 ========            ==============

Total                                                         6,886,636                     $.11                  N/A
                                                             ==========                 ========            ==============

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

      o uncertainties as to title to our properties and the availability of sufficient properties to allow for planned activities at El Chanate in Mexico and at Leadville in Colorado;

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

      Results of Operations

  Fiscal year ended July 31, 2004 compared to fiscal year ended July 31, 2003

Revenues.

We generated no revenues from mining operations during the fiscal year ended July 31, 2004 and 2003. We generated interest income during the 12 months ended July 31, 2004 of approximately $4,000 a decrease of $28,000 from the 12 months period ended July 31, 2003 ($32,000). This decrease resulted from lower cash balances and interest collected on the sale of our subsidiary, Minera Chanate, stopped during 2003 due to the full collection of the receivable.

Costs and Expenses.

Over all, costs and expenses during the 12 months ended July 31, 2004 ($2,040,000) decreased by $48,000 (approximately 2.3%) from the 12 months ended July 31, 2003 ($2,088,000). However, this decrease primarily relates to an increase in the write down of mining and milling properties ($300,000) offset by a decrease in other costs and expenses.

In accordance with SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets), we review our long-lived assets for impairment. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. During the year ended July 31, 2002, we performed a review of our Colorado mine and mill improvements and determined that an impairment loss should be recognized. Accordingly, at July 31, 2002, we reduced by $999,445 the net carrying value of certain assets relating to our Leadville, Colorado facility to $300,000. At July 31, 2004, we further reduced the net carrying value to $0, which approximates our management's estimate of fair value.

Mine expenses during the 12 months ended July 31, 2004 ($673,000) decreased by $356,000 (approximately 34.6%) from the 12 months ended July 31, 2003 ($1,029,000). We believe that the decrease in mine expenses resulted primarily from the termination of the joint venture agreement in Mexico.

Selling, general and administrative expenses during the 12 months ended July 31, 2004 ($688,000) decreased by $83,000 (approximately 10.8%) from the 12 months ended July 31, 2003 ($771,000). We believe that the decrease is due to a decrease in miscellaneous administrative costs.

Other Expenses:

During the year ending July 31, 2004, we incurred a loss of $800,000 on the joint venture termination. In addition, a loss of $150,000 resulted from the minority interest write-off.

Stock based compensation increased $90,000 approximately (31.1%) during the 12 months ended July 31, 2004 ($379,000) from the 12 months ended July 31, 2003 ($289,000).

Net Loss.

As a result, our net loss for the 12 months ended July 31, 2004 was $2,939,000, which was $1,020,000 more than our $1,919,000 loss for the 12 months ended July 31, 2003.

Loss from Changes in Foreign Exchange Rates

During the year ended July 31, 2004, we recorded equity adjustments from foreign currency translations of approximately $25,000. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar.

Liquidity and Capital Resources

As of July 31, 2004, we had working capital of approximately $183,000. As noted below, management anticipates that we will need at least $1,345,000 in order to carry out our plans for fiscal 2004 which includes the costs of administration and mine related activities and an additional $16 million in order to develop a surface mine at the El Chanate project if it continues to be deemed economically feasible. To the extent that cash flow is unavailable, management intends to raise all necessary capital through bank financing, the sale of our securities, the sale of a royalty interest in the future production from the Chanate properties and/or joint venturing with one or more strategic partners.

Assuming that we are able to obtain funds, planned activities over the next twelve months in Mexico, in order of priority, are as set forth below. Some of these activities may not be completed by July 31, 2005, the end of our current fiscal year.

                Activity                                  Estimated Cost
                --------                                  --------------
Sonora, Mexico

Permitting and Public Relations                                 11,000
Water Rights/Well Acquisition                                  200,000*
Road Construction                                               30,000
Building down payment                                           20,000
Land Taxes                                                      44,000
Employee Salaries, and Consultants                             125,000
                                                            ----------
           Subtotal                                            430,000

Leadville, Colorado
Holding cost, maintenance, insurance                            40,000

New York, NY - Admin.
New York Office                                                690,000**
Mexican legal, accounting,                                      75,000
Mining and Geological Consultants                              150,000
                                                            ----------
           Subtotal Maintaining minimum operations             915,000

Project Development (Senior financing)                      16,000,000

                     Total                                  17,345,000
                                                            ==========

-----------
* This significant increase results from our determination to purchase two nearby existing wells rather than searching for and drilling our own wells. We believe that this is less risky.

** Includes rent and related costs, New York Salaries, taxes, U.S. legal and accounting expenses, and other U.S. general and administrative costs.

Until July 31, 2003, we had been funding these basic requirements through funds obtained from our sale of Minera Chanate. All of the proceeds from the sale have been expended. During the year ended July 31, 2004, we obtained approximately $1,300,000 from the issuance of Common Stock. All of our planned activities are dependent upon our ability to obtain adequate financing. Financing, is being sought through bank loans, the sale of equity, royalty arrangements and/or joint venture arrangements. In this regard, we are actively looking for financing for construction of the El Chanate open-pit gold mine in Sonora, Mexico. We had a term sheet for funding from Royal Gold. However, in April 2004, we and Royal Gold mutually agreed not to proceed because the parties could not agree on final terms. We believe that equity financing may provide certain attractive alternative sources of project funding and we are exploring those possibilities. Unless and until we obtain adequate financing on acceptable terms, we will not be able to move forward with full-scale construction of the mine. There is no assurance whatsoever that we will generate any operating revenues during the fiscal year ending July 31, 2005 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business.

Our audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We are a development stage enterprise and have recurring losses from operations and operating cash constraints that raise substantial doubt about our ability to continue as a going concern.

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

In accordance with SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" we review our long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. During the year ended July 31, 2002, we performed a review of our Colorado mine and mill improvements and determined that an impairment loss should be recognized. Accordingly, at July 31, 2002, we reduced by $999,445 the net carrying value of certain assets relating to our Leadville, Colorado facility to $300,000, and further reduced the net carrying value to $0 at July 31, 2004, which approximates management's estimate of fair value.

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at July 31, 2004.

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

We do not generate any positive cash flow from operations and we do not anticipate that any positive cash flow will be generated for some time. We have limited financial resources. Leases and licenses that we hold impose financial obligations on us. As a result we need to obtain additional capital from outside sources to continue operations and affect our business plan. We cannot assure that adequate additional funding will be available. If we are unable to continue to obtain needed capital from outside sources, we will be forced to reduce or curtain our operations. Mining costs quotes were received in 2003 from selected qualified mining contractors and these bids range from 13% to 45% above feasibility study costs. We are exploring ways to reduce these mining costs as quoted by the potential contractors.

Further exploration and development of the mineral properties in which we hold interests depends upon our ability to obtain financing through

            o     bank or other debt financing,

            o     equity financing,

            o     strategic partner joint venturing or

            o     other means.

Failure to obtain additional financing on a timely basis could cause us to forfeit all or parts of our interests in some or all of the El Chanate concessions and our Leadville properties, and reduce or terminate our operations.

Our year end audited financial statements contain a "going concern" explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the year ended July 31, 2004 included herein have been prepared on the basis of accounting principles applicable to a going concern. Our auditors' report on the consolidated financial statements contained herein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our July 31, 2004 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

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

Our only current properties are the El Chanate concessions and our Leadville properties. At present, we are not doing any substantive work at our Leadville properties. Our El Chanate concessions are owned by one of our wholly-owned subsidiaries, Oro de Altar. Santa Rita, another of our Mexican subsidiaries, leases the land and claims at El Chanate from Oro de Altar. FG, our former joint venture partner, has the right to receive five percent of Santa Rita's annual dividends, when declared. We currently do not have operations on either of our properties, and we must commence such operations to receive revenues. Accordingly, we are dependent upon the success of the El Chanate concessions.

      If we are unable to obtain a crushing system and other equipment for our Mexican concessions at an acceptable cost, our ability to obtain requisite funding for our planned mining operations and our anticipated results of operations from mining at these concessions, once mining commences, may be adversely affected.

In March 2003, we obtained exclusive options to purchase an ore crusher and related assets (spare parts for the crusher and certain transportable building structures). The options expired and the owner of these assets sold his interest to a third party. We currently are in discussions with others for the acquisition of equipment for use at our Mexican concessions. We are optimistic about being able to acquire additional equipment at favorable costs; however, there can be no assurance that we will be successful in acquiring these assets. Moreover, our ability to acquire such equipment is subject to our ability to obtain adequate necessary funding. If we are unable to obtain comparable equipment at an acceptable cost, our planned mining operations and our anticipated results of operations from mining at these concessions, once mining commences, may be adversely affected.

      Gold prices can fluctuate on a material and frequent basis due to numerous factors beyond our control. If and when we commence production, our ability to generate profits from operations could be materially and adversely affected by such fluctuating prices.

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold. Gold prices fluctuate on a daily basis. Between January 1, 2004 and September 30, 2004, the fixed price for gold on the London Exchange has fluctuated between $373 and $428 per ounce. Gold prices are affected by numerous factors beyond our control, including:

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

Such risks could result in:

            o damage to, or destruction of, mineral properties or production facilities,

            o     personal injury or death,

            o     environmental damage,

            o     delays in mining,

            o     monetary losses and

            o     possible legal liability.

Industrial accidents could have a material adverse effect on our future business and operations. Although as we move forward in the development of any of our properties we plan to obtain and maintain insurance within ranges of coverage consistent with industry practice, we cannot be certain that this insurance will cover the risks associated with mining or that we will be able to maintain insurance to cover these risks at economically feasible premiums. We also might become subject to liability for pollution or other hazards which we cannot insure against or which we may elect not to insure against because of premium costs or other reasons. Losses from such events could have a material adverse effect on us.

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

      We anticipate selling gold in U.S. dollars; however, we incur a significant amount of our expenses in Mexican pesos. If and when we sell gold, if applicable currency exchange rates fluctuate our revenues and results of operations may be materially and adversely affected.

If and when we commence sales of gold, such sales will be made in U.S. dollars. We incur a significant amount of our expenses in Mexican pesos. As a result, our financial performance would be affected by fluctuations in the value of the Mexican peso to the U.S. dollar. At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented there can be no assurance that such arrangements will be available, be cost effective or be able to fully offset such future currency risks.

                        RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - and Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 149 and 150 have no current applicability to us or their effect on the financial statements would not have been significant.

Item 7. Financial Statements.

For the Financial Statements required by Item 7 see the Financial Statements included at the end of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosure.

Item 8A. Controls and Procedures.

Gifford A Dieterle, our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Taking into account our limited resources and current business operations he concluded that the controls and procedures were effective as of July 31, 2004 to ensure that material information was accumulated and communicated to him and our other management, as appropriate to allow timely decisions regarding required disclosure. During the quarter ended July 31, 2004, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning the directors and executive officers of the Company:

                              First
                              Became
Name                    Age   Director   Position
----                    ---   --------   --------

Gifford A. Dieterle     72    9/22/82    President, Treasurer, Chief
                                         Financial Officer &
                                         Chairman of the Board

Robert Roningen         70    9/14/93    Director, Senior Vice President,
                                         Secretary

Jack V. Everett         83    1/25/95    Director, Vice President - Exploration

Roger A. Newell         61    8/28/00    Director, Vice President -
                                         Development

Jeffrey W. Pritchard    46    1/27/00    Director, Vice President -
                                         Investor Relations

J. Scott Hazlitt        52               Vice President - Mine Development

Directors are elected at the meeting of shareholders called for that purpose and hold office until the next shareholders meeting called for that purpose or until their resignation or death. Officers of the corporation are elected by the directors at meetings called by the directors for its purpose.

GIFFORD A. DIETERLE, President, Treasurer, Chief Financial Officer and Chairman of the Board of Directors of the Company. Mr. Dieterle was appointed President in September 1997. He has been the Company's Chairman, Treasurer and Chief Financial Officer since 1981. His highest educational degree is a M.S. in Geology obtained from New York University. From 1977 until July 1993, he was Chairman, Treasurer, and Executive Vice-President of Franklin Consolidated Mining Company. From 1965 to 1987, he was lecturer in geology at the City University of N.Y. (Hunter Division). Mr. Dieterle has been Secretary-Treasurer of South American Minerals Inc. since 1997 and a director of that company since 1996.

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

ROGER A. NEWELL, Vice President - Development and Director, has been in the mining industry for over 30 years. From 1974 through 1977, he was a geologist with Kennecott Copper Corporation. From 1977 through 1989, he served as Exploration Manager/Senior Geologist for the Newmont Mining Corporation and, from 1989 through 1995, was the Exploration Manager for Gold Fields Mining Company. He was Vice President Development, for Western Exploration Company from 1997 through 2000. He has been self-employed as a geologist since 2001. His highest educational degree is a Ph.D. in mineral exploration from Stanford University.

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, except that Messrs. Dieterle, Newell, Roningen, Everett and Pritchard did not file forms 4 with regard to options issued to them during 2004.

Audit Committee Financial Expert

We do not have a financial expert. We believe that the cost of retaining a financial expert at this time is too prohibitive given our current financial condition and lack of operating revenues.

Code of Ethics

We adopted a Code of Ethics that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is publicly available in the Management section on our Website at www.capitalgoldcorp.com. If we make any substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on that Website or in a report on Form 8-K.

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

                           SUMMARY COMPENSATION TABLE

                                                                                     Long-Term Compensation
                                                                         ---------------------------------------------
                                            Annual Compensation                  Awards                 Payouts
                                ---------------------------------------  ----------------------   --------------------
             (a)                 (b)      (c)         (d)       (e)          (f)         (g)         (h)       (i)
-----------------------------   ----   ---------    --------  ---------  ----------   ---------   ---------  ---------
                                                                Other    Restricted                          All Other
                                                               Annual       Stock                  LTIP      Compensa-
    Name and Principal                               Bonus     Compen-      Award     Options      Payouts      tion
    Position                    Year    Salary        ($)     sation($)      ($)        SARs         ($)        (i)
-----------------------------   ----   ---------    --------  ---------   ---------   ---------   ---------    -----
Gifford A. Dieterle             2004     104,000     20,000      -0-         -0-        250,000      -0-        -0-
Chief Executive                 2003      70,856     23,400      -0-         -0-             -0-     -0-        -0-
Officer                         2002      70,642         -0-     -0-         -0-             -0-     -0-        -0-

The following table sets forth information with respect to the Company's Executive Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

(a)                               (b)           (c)                 (d)             (e)
--------------------------------------------------------------------------------------------
                                          Percent of Total
                                          Options/SARs
                                Options/  Granted to
                                SARs      Employee in        Exercise or Base    Expiration
Name                            Granted   Fiscal Year          Price ($/SH)         Date
--------------------------------------------------------------------------------------------
Gifford A. Dieterle             250,000   13.8%                    $.21            3-16-07
Rogert N. Roningen              250,000   13.8%                    $.21            3-16-07
Jack V.  Everett                250,000   13.8%                    $.21            3-16-07
Roger A. Newell                 250,000   13.8%                    $.21            3-16-07
Jeffrey W. Pritchard            250,000   13.8%                    $.21            3-16-07

The following table sets forth information with respect to the Company's Executive Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

         Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR

(a)                              (b)                (c)                (d)                   (e)
-------------------------------------------------------------------------------------------------------
                                                                                         Value of
                                                                    Number of            Unexercised
                                                                    Unexercised          In-the-Money
                                                                    Options/SARs         Option/SARs
                              Shares                                at FY-End(#)         at FY-End(#)
                              Acquired on         Value             Exercisable/         Exercisable/
Name                          Exercise (#)        Realized          Unexercisable        Unexercisable
-------------------------------------------------------------------------------------------------------
Gifford A. Dieterle                  --                 --            1,500,000            $330,000
Robert N. Roningen                   --                 --              750,000            $165,000
Jack V. Everett                 300,000            $77,000              250,000            $ 55,000
Jeffrey W. Pritchard                 --                 --              622,727            $136,400
Roger A. Newell                 272,727             79,127              977,273            $215,000
Scott Hazlitt                        --                 --              725,000            $159,500

Directors are not compensated for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

For information on compensation arrangements with our executive officers, please see "Part III, Item 12. Certain Relationships and Related Transactions" below.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      (a) Security Ownership of Certain Beneficial Owners -- The persons set forth on the charts below are known to the Company to be the beneficial owners of more than 5% of the Company's outstanding voting Common Stock as of November 2, 2004

      (b) Security Ownership of Management - Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management as of November 2, 2004, is set forth on the charts below.

                         Name of                  Amount & Nature
                         Beneficial               of Beneficial          Approximate
Title of Class           Owner                    Ownership             Percentage(1)(2)
--------------           ----------               ---------             ----------------
Common Stock             Gifford A. Dieterle*     2,607,326(2)                4.3%
Common Stock             Jack Everett*            1,250,000(2)                2.1%
Common Stock             Robert Roningen*         2,200,000(2)(3)             3.6%
Common Stock             Jeffrey W. Pritchard*      956,354(2)                1.6%
Common Stock             Roger A Newell*          1,277,273(2)                2.1%
Common Stock             Scott Hazlitt*           1,025,000(2)                1.7%

   All Officers and
   Directors as a
   Group (6)                                      9,315,953(2)(3)            14.5%

------------------
*     Officer and/or Director of the Company.

(1) Based upon 59,700,724 shares issued and outstanding as of November 2, 2004.

(2) For Messrs. Dieterle, Everett, Roningen, Pritchard, Newell and Hazlitt, includes, respectively, 1,500,000 shares, 250,000 shares, 750,000 shares, 622,727 shares, 777,273 shares and 725,000 shares issuable upon exercise of options and/or warrants.

(3)   Includes shares owned by Mr. Roningen's wife and children.

Item 12. Certain Relationships and Related Transactions.

During the fiscal years ended July 31, 2004 and 2003, we paid Roger Newell $62,000 and $60,000, respectively, for professional geologist services rendered to us plus expenses. In addition, during the fiscal year ended July 31, 2003, we paid Mr. Newell a bonus of $35,000. During the fiscal years ended July 31, 2004 and 2003, we paid Scott Hazlitt $96,000 per year, for professional geologist and mine management services rendered to us, plus expenses. In addition, during the fiscal year ended July 31, 2003, we paid Mr. Hazlitt a bonus of $10,000. During the fiscal years ended July 31, 2004 and 2003, we paid Jack Everett consulting fees of $47,600 and $42,000, respectively. In addition, during the fiscal year ended July 31, 2003, we paid Mr. Everett a bonus of $35,000. During the fiscal year ended July 31, 2004 and 2003, we paid Robert Roningen legal fees of $6,900 and $2,300, respectively. In addition, during the fiscal year ended July 31, 2003, we paid Mr. Roningen a bonus of $10,000.

In May 2004, we issued 250,000 common stock options each to Messrs. Dieterle, Roningen, Pritchard, Everett and Newell exercisable at $.22 per share expiring on May 25, 2007.

At July 31, 2003 we had outstanding salary advances of $10,020 to an officer/director. Subsequent to July 31, 2003, we made additional salary advances to this officer of $9,000. The officer agreed to transfer his net paychecks to us until such time as all salary advances have been exhausted. All such advances were subsequently repaid.

On October 29, 2002, we issued to Scott Hazlitt options to purchase 400,000 shares that expire on March 15, 2005 and are exercisable at $.22 per share, and options to purchase 300,000 shares that expire on February 1, 2007 and are exercisable at $.22 per share. The exercise prices of these options were subsequently reduced to $.05.

Item 13. Exhibits.

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

            10.f        Agreement between Santa Rita and Grupo Minero FG.(4)

            10.g        Amendment to Agreement between Santa Rita and Grupo
                        Minero FG.(6)

            10.h        Termination Agreement between Santa Rita and Grupo
                        Minero FG.(7)

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

      (6) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on or about January 22, 2004, and incorporated herein by this reference.

      (7) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on or about April 12, 2004, and incorporated herein by this reference

Statements contained in this Form 10-KSB as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to this Report or is included in any forms indicated above, each such statement is deemed to be qualified and amplified in all respects by such provisions.

Item 14. Principal Accountant Fees And Services.

Wolinetz, Lafazan & Company, P.C. ("WL"), Certified Public Accountants, are the Company's independent auditors that examined the financial statements of the Company for the fiscal years ended July 31, 2004 and 2003. WL has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

WL billed $40,000 and $39,000 for our audit of Company's financial statements for the fiscal years ended July 31, 2004 and 2003 and our review of the financial statements included in the Company's filing of its quarterly reports on form 10-QSB during these fiscal years.

Audit-Related Fees

WL was not paid any additional fees for the fiscal years ended July 31, 2004 and 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

WL billed $7,000 and $12,000 for the fiscal years ended July 31, 2004 and 2003 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

WL was paid no other fees for professional services during the fiscal years ended July 31, 2004 and 2003.

Audit Committee Pre-Approval Policies

The Board of Directors, which performs the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by WL. All the services performed by WL that are described above were pre-approved by the Board of Directors. Less than 50% of the hours expended on WL's engagement to audit the Company's financial statements for the fiscal years ended July 31, 2004 and 2003 were attributed to work performed by persons other than WL's full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CAPITAL GOLD CORPORATION

                                            By:  /s/ Gifford A. Dieterle
                                                 ------------------------------
                                                 Gifford A. Dieterle, President

Dated: November 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                   TITLE                          DATE
----------                   -----                          ----


/s/ Gifford A. Dieterle      President,                     November 11, 2004
-------------------------    Treasurer,
Gifford A. Dieterle          Principal Financial
                             and Accounting
                             Officer and Chairman
                             of the Board of Directors


/s/ Jack V. Everett          Director                       November 11, 2004
-------------------------
Jack V. Everett


/s/ Robert Roningen          Director                       November 11, 2004
-------------------------
 Robert Roningen


/s/ Roger A. Newell          Director                       November 11, 2004
-------------------------
Roger A. Newell


/s/ Jeffrey W. Pritchard     Director                       November 11, 2004
-------------------------
Jeffrey W. Pritchard

                            SUPPLEMENTAL INFORMATION

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

                                 NOT APPLICABLE.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Capital Gold Corporation
New York, New York

We have audited the accompanying consolidated balance sheet of Capital Gold Corporation and Subsidiaries (A Development Stage Enterprise) ("the Company") as of July 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended July 31, 2004 and for the period September 17, 1982 (Inception) to July 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Gold Corporation and Subsidiaries as of July 31, 2004 and the consolidated results of their operations and cash flows for each of the two years in the period ended July 31, 2004 and for the period September 17, 1982 (Inception) to July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage enterprise whose operations have generated recurring losses and cash flow deficiencies from its inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
October 22, 2004

                            CAPITAL GOLD CORPORAITON
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                  JULY 31, 2004

                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                  $    208,443
  Loans Receivable -Affiliate                                      27,848
  Loans Receivable - Others                                         2,065
  Prepaid Expenses                                                  8,494
  Marketable Securities                                           110,000
  Other Current Assets                                             30,248
                                                             ------------
     Total Current Assets                                         387,098
                                                             ------------

Mining Concessions                                                 44,780
                                                             ------------

Other Assets:
  Other Investments                                                 9,890
  Mining Reclamation Bonds                                         35,550
  Security Deposits                                                 8,435
                                                             ------------
     Total Other Assets                                            53,875
                                                             ------------

Total Assets                                                 $    485,753
                                                             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                           $     88,086
  Accrued Expenses                                                116,073
                                                             ------------
     Total Current Liabilities                                    204,159
                                                             ------------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 57,769,156 Shares                                  57,769
  Additional Paid-In Capital                                   24,713,215
  Deficit Accumulated in the Development Stage                (24,578,129)
  Accumulated Other Comprehensive Income (Loss)                    88,739
                                                             ------------
     Total Stockholders' Equity                                   281,594
                                                             ------------

Total Liabilities and Stockholders' Equity                   $    485,753
                                                             ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                         For The Period
                                                              For The Year Ended       September 17, 1982
                                                                   July 31,                (Inception)
                                                         ----------------------------          To
                                                             2004            2003         July 31, 2004
                                                         ------------    ------------     -------------
Revenues                                                 $         --    $         --     $         --
                                                         ------------    ------------     ------------

Costs and Expenses:
  Mine Expenses                                               673,050       1,028,899        6,812,534
  Write-Down of Mining, Milling and Other Property and
    Equipment                                                 300,000              --        1,299,445
  Selling, General and Administrative Expenses                687,722         770,629        8,857,929
  Stock Based Compensation                                    379,033         288,623        9,222,003
  Depreciation                                                     --              --          367,726
                                                         ------------    ------------     ------------

  Total Costs and Expenses                                  2,039,805       2,088,151       26,559,637
                                                         ------------    ------------     ------------

Loss From Operations                                       (2,039,805)     (2,088,151)     (26,559,637)
                                                         ------------    ------------     ------------

Other Income (Expense):
  Interest Income                                               4,074          31,864          753,515
  Miscellaneous                                                    --           6,401           32,677
  Gain on Sale of Property and Equipment                           --              --           46,116
  Gain on Sale of Subsidiary                                       --              --        1,907,903
  Option Payment                                                   --              --           70,688
  Loss on Write-Off of Investment                                  --              --          (10,000)
  Loss on Joint Venture                                      (800,000)             --         (901,700)
  Loss on Option                                                   --         (50,000)         (50,000)
  Loss on Other Investments                                    (3,697)             --           (3,697)
  Loss on Write-Off of Minority Interest                     (150,382)             --         (150,382)
                                                         ------------    ------------     ------------

           Total Other Income (Expense)                      (950,005)        (11,735)       1,695,120
                                                         ------------    ------------     ------------

Loss Before Minority Interest                              (2,989,810)     (2,099,886)     (24,864,517)

Minority Interest                                              51,220         180,625          286,388
                                                         ------------    ------------     ------------

Net Loss                                                 $ (2,938,590)   $ (1,919,261)    $(24,578,129)
                                                         ============    ============     ============

Net Loss Per Common Share - Basic and Diluted            $       (.06)   $       (.05)
                                                         ============    ============

Weighted Average Common Shares Outstanding                 51,584,715      41,892,989
                                                         ============    ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2004

                                                                            Deficit
                                                                          Accumulated
                                           Common Stock       Additional    In The
                                      ---------------------    Paid-In    Development
                                        Shares      Amount     Capital       Stage         Total
                                      ----------   --------   ----------  -----------   -----------
Balance
  September 17, 1982
  (Inception)                                 -0-  $     -0-  $       -0-   $     -0-   $        -0-

Initial Cash
  Officers - At $.001 Per Share        1,575,000      1,575           --          --          1,575

  Other Investors -
    At $.001 Per Share                 1,045,000      1,045           --          --          1,045

Initial - Mining Claims -
  Officer - At $.002 Per Share           875,000        875          759          --          1,634

Common Stock Issued For:
  Cash At $.50 Per Share                 300,000        300      149,700          --        150,000

Net Loss                                      --         --           --      (8,486)        (8,486)
                                      ----------   --------   ----------    --------    -----------

Balance - July 31, 1983                3,795,000      3,795      150,459      (8,486)       145,768

Common Stock Issued For:
  Cash Pursuant to Initial Offering
  At $1.50 Per Share, Net of
  Offering Costs of $408,763           1,754,741      1,755    2,221,594          --      2,223,349

Net Income                                    --         --           --      48,890         48,890
                                      ----------   --------   ----------    --------    -----------

Balance - July 31, 1984                5,549,741      5,550    2,372,053      40,404      2,418,007

Net Income                                    --         --           --      18,486         18,486
                                      ----------   --------   ----------    --------    -----------

Balance - July 31, 1985                5,549,741      5,550    2,372,053      58,890      2,436,493

Common Stock Issued For:
  Mineral Lease At $1.00 Per Share           100         --          100          --            100

Net Income                                    --         --           --       4,597          4,597
                                      ----------   --------   ----------    --------    -----------

Balance - July 31, 1986                5,549,841      5,550    2,372,153      63,487      2,441,190


The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2004

                                                                    Deficit
                                                                  Accumulated
                               Common Stock        Additional       In The
                           ---------------------     Paid-In      Development
                            Shares      Amount       Capital         Stage          Total
                           ---------   ---------   -----------    -----------    -----------
Net Loss                          --   $      --   $        --    $  (187,773)   $  (187,773)
                           ---------   ---------   -----------    -----------    -----------

Balance - July 31, 1987    5,549,841       5,550     2,372,153       (124,286)     2,253,417

Common Stock Issued For:
  Services Rendered At
    $1.00 Per Share           92,000          92        91,908             --         92,000

Net Loss                          --          --            --       (328,842)      (328,842)
                           ---------   ---------   -----------    -----------    -----------

Balance - July 31, 1988    5,641,841       5,642     2,464,061       (453,128)     2,016,575

Net Loss                          --          --            --       (379,852)      (379,852)
                           ---------   ---------   -----------    -----------    -----------

Balance - July 31, 1989    5,641,841       5,642     2,464,061       (832,980)     1,636,723

Common Stock Issued For:
  Cash:
    At $.70 Per Share        269,060         269       194,219             --        194,488
    At $.50 Per Share        387,033         387       199,443             --        199,830
  Services:
    At $.50 Per Share         68,282          68        34,073             --         34,141
  Commissions:
    At $.70 Per Share         15,000          15           (15)            --             --

Commissions Paid                  --          --        (2,100)            --         (2,100)

Net Loss                          --          --            --       (529,676)      (529,676)
                           ---------   ---------   -----------    -----------    -----------

Balance - July 31, 1990    6,381,216       6,381     2,889,681     (1,362,656)     1,533,406

Common Stock Issued For:
  Cash At $.60 Per Share     318,400         319       180,954             --        181,273

Net Loss                          --          --            --       (356,874)      (356,874)
                           ---------   ---------   -----------    -----------    -----------

Balance - July 31, 1991    6,699,616       6,700     3,070,635     (1,719,530)     1,357,805

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2004

                                                                    Deficit
                                                                  Accumulated
                               Common Stock        Additional       In The
                           ---------------------     Paid-In      Development
                            Shares      Amount       Capital         Stage          Total
                           ---------   ---------   -----------    -----------    -----------
Common Stock Issued For:
  Cash:
    At $.30 Per Share        114,917   $     115   $    34,303    $        --    $    34,418
    At $.50 Per Share          2,000           2           998             --          1,000
    At $.60 Per Share         22,867          23        13,698             --         13,721
    At $.70 Per Share         10,000          10         6,990             --          7,000
    At $.80 Per Share          6,250           6         4,994             --          5,000
    At $.90 Per Share          5,444           5         4,895             --          4,900
  Services:
    At $.32 Per Share         39,360          39        12,561             --         12,600
    At $.50 Per Share         92,353          93        46,084             --         46,177
  Exercise of Options:
    At $.50 Per Share By
      Related Party          100,000         100        49,900             --         50,000

Net Loss                          --          --            --       (307,477)      (307,477)
                           ---------   ---------   -----------    -----------    -----------

Balance - July 31, 1992    7,092,807       7,093     3,245,058     (2,027,007)     1,225,144

Common Stock Issued For:
  Cash:
    At $.30 Per Share        176,057   $     176   $    51,503    $        --    $    51,679
    At $.50 Per Share        140,000         140        69,964             --         70,104
    At $.60 Per Share         10,000          10         5,990             --          6,000
    At $.70 Per Share         17,000          17        11,983             --         12,000
    At $1.00 Per Share        50,000          50        49,950             --         50,000
  Services:
    At $.50 Per Share        495,556         496       272,504             --        273,000
  Commissions:
    At $.50 Per Share         20,220          20           (20)            --             --

Commissions Paid                  --          --        (1,500)            --         (1,500)

Net Loss                          --          --            --       (626,958)      (626,958)
                           ---------   ---------   -----------    -----------    -----------

Balance - July 31, 1993    8,001,640       8,002     3,705,432     (2,653,965)     1,059,469

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2004

                                                                               Deficit
                                                                             Accumulated
                                           Common Stock       Additional       In The
                                       ---------------------    Paid-In      Development
                                        Shares      Amount      Capital         Stage          Total
                                       ---------   ---------  -----------    -----------    -----------
Common Stock Issued For:
  Cash:
    At $.30 Per Share                    249,330  $     150   $    43,489    $        --    $    43,639
    At $.50 Per Share                    377,205        377       189,894             --        190,271
Services:
    At $.30 Per Share                    500,000        500       149,500             --        150,000
    At $.50 Per Share                    130,000        130        71,287             --         71,417
    At $.50 Per Share
      By Related Party                    56,000        156        77,844             --         78,000
    At $.70 Per Share                      4,743          4         3,316             --          3,320
  Exercise of Options For Services:
    At $.50 Per Share                     35,000         35        17,465             --         17,500
    At $.50 Per Share
     By Related Party                    150,000        150        74,850             --         75,000

Net Loss                                      --         --            --       (665,909)      (665,909)
                                      ----------  ---------   -----------    -----------    -----------
Balance - July 31, 1994                9,503,918      9,504     4,333,077     (3,319,874)     1,022,707

Common Stock Issued For:
  Cash:
    At $.30 Per Share                    150,000  $     150   $    49,856    $        --    $    50,006
    At $.40 Per Share                    288,200        288       115,215             --        115,503
    At $.50 Per Share                    269,611        270       132,831             --        133,101
    At $.60 Per Share                    120,834        121        72,379             --         72,500
    At $.70 Per Share                     23,000         23        16,077             --         16,100
Services:
    At $.40 Per Share                    145,000        145        60,755             --         60,900
    At $.50 Per Share                     75,000         75        34,925             --         35,000
Exercise of Options For:
  Cash:
  At $.50 Per Share
    By Related Party                     350,000        350       174,650             --        175,000
Services:
  At $.50 Per Share                       35,000         35        17,465             --         17,500

Commissions Paid                              --         --        (1,650)            --         (1,650)

Net Loss                                      --         --            --       (426,803)      (426,803)
                                      ----------  ---------   -----------    -----------    -----------

Balance - July 31, 1995               10,960,563     10,961     5,005,580     (3,746,677)     1,269,864

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2004

                                                                    Deficit
                                                                  Accumulated
                               Common Stock        Additional       In The
                           ---------------------     Paid-In      Development
                            Shares      Amount       Capital         Stage          Total
                           ---------   ---------   -----------    -----------    -----------
Common Stock Issued For:
  Cash:
    At $.40 Per Share         75,972   $      76   $    30,274    $        --    $    30,350
    At $.50 Per Share        550,423         550       270,074             --        270,624
    At $.60 Per Share        146,773         147        87,853                        88,000
    At $.70 Per Share         55,722          56        38,949                        39,005
    At $.80 Per Share        110,100         110        87,890                        88,000

Services:
    At $.40 Per Share        104,150         104        38,296             --         38,400
    At $.50 Per Share         42,010          42        20,963             --         21,005
    At $.60 Per Share          4,600           5         2,755                         2,760
    At $.70 Per Share        154,393         155       107,920                       108,075

  Commissions:
     At $.35 Per Share        23,428          23           (23)
     At $.50 Per Share        50,545          50           (50)
     At $.60 Per Share         2,000           2            (2)
     At $.70 Per Share        12,036          12           (12)

  Exercise of Options:
    Cash:
      At $.35 Per Share
        By Related Party      19,571          20         6,830                         6,850

    Services:
      At $.35 Per Share
        By  Related Party    200,429         200        69,950             --         70,150
      At $.50 Per Share       95,000          95        47,405             --         47,500

Compensation Portion of
  Options                         --          --       261,500             --        261,500

Net Loss                          --          --            --       (956,043)      (956,043)
                           ---------   ---------   -----------    -----------    -----------

Balance - July 31, 1996    12,607,715     12,608     6,076,152     (4,702,720)     1,386,040

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2004

                                                                    Deficit
                                                                  Accumulated
                               Common Stock        Additional       In The
                           ---------------------     Paid-In      Development
                            Shares      Amount       Capital         Stage          Total
                           ---------   ---------   -----------    -----------    -----------
Common Stock Issued For:
  Cash:
    At $.35 Per Share         50,000   $      50   $    17,450    $        --    $    17,500
    At $.40 Per Share        323,983         324       128,471             --        128,795
    At $.50 Per Share        763,881         762       381,174             --        381,936
    At $.60 Per Share         16,667          17         9,983             --         10,000
    At $.70 Per Share          7,143           7         4,993             --          5,000
    At $.80 Per Share         28,750          29        22,971             --         23,000

  Services:
    At $.50 Per Share        295,884         296       147,646             --        147,942

  Commissions:
     At $.35 Per Share        44,614          45           (45)
     At $.40 Per Share        41,993          42           (42)
     At $.50 Per Share        37,936          38           (38)

  Expense:
     At $.35 Per Share         8,888           9         3,099                         3,108
     At $.40 Per Share         9,645          10         3,848                         3,858

  Property and Equipment
      At $.60 Per Share        7,500           8         4,492                         4,500

  Exercise of Options
    Services:
      At $.35 Per Share
        By Related Party     136,301         136        47,569                        47,705

Net Loss                          --          --            --       (805,496)      (805,496)
                           ---------   ---------   -----------    -----------    -----------

Balance - July 31, 1997    14,380,900     14,381     6,847,723     (5,508,216)     1,353,888

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2004

                                                                    Deficit
                                                                  Accumulated
                               Common Stock        Additional       In The
                           ---------------------     Paid-In      Development
                            Shares      Amount       Capital         Stage          Total
                           ---------   ---------   -----------    -----------    -----------
Common Stock Issued For:
  Cash:
    At $.20 Per Share         10,000   $      10   $     1,990    $        --    $     2,000
    At $.25 Per Share        100,000         100        24,900             --         25,000
    At $.27 Per Share         45,516          46        12,244             --         12,290
    At $.28 Per Share        150,910         151        41,349             --         41,500
    At $.30 Per Share         60,333          60        18,040             --         18,100
    At $.31 Per Share          9,677          10         2,990             --          3,000
    At $.32 Per Share         86,750          87        27,673             --         27,760
    At $.33 Per Share        125,364         125        41,245             --         41,370
    At $.35 Per Share         75,144          75        26,225             --         26,300
    At $.38 Per Share         49,048          49        18,311             --         18,360
    At $.40 Per Share        267,500         268       106,732             --        107,000
    At $.45 Per Share         65,333          65        29,335             --         29,400
    At $.50 Per Share        611,184         610       304,907             --        305,517

Services:
    At $.23 Per Share         48,609          49        11,131             --         11,180

Exercise of Options:
  Services:
     At $.22 Per Share        82,436          82        18,054             --         18,136
     At $.35 Per Share       183,846         184        64,162             --         64,346

Compensation:
     At $.22 Per Share       105,000         105        22,995             --         23,100
     At $.35 Per Share        25,000          25         8,725             --          8,750

Commissions:
     At $.22 Per Share        67,564          68           (68)            --
     At $.35 Per Share       291,028         291          (291)            --

Net Loss                          --          --            --       (807,181)      (807,181)
                           ---------   ---------   -----------    -----------    -----------

Balance - July 31, 1998    16,841,142     16,841     7,628,372     (6,315,397)     1,329,816

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2004

                                                                    Deficit
                                                                  Accumulated
                               Common Stock        Additional       In The
                           ---------------------     Paid-In      Development
                            Shares      Amount       Capital         Stage          Total
                           ---------   ---------   -----------    -----------    -----------
Common Stock Issued For:
  Cash:
    At $0.20 Per Share        12,500   $      13   $     2,487    $        --    $     2,500
    At $0.22 Per Share        45,454          45         9,955             --         10,000
    At $0.25 Per Share       248,788         249        61,948             --         62,197
    At $0.27 Per Share       132,456         132        35,631             --         35,763
    At $0.28 Per Share       107,000         107        30,493             --         30,600
    At $0.29 Per Share        20,000          20         5,780             --          5,800
    At $0.30 Per Share        49,333          49        14,751             --         14,800
    At $0.32 Per Share       152,725         153        48,719             --         48,872
    At $0.33 Per Share       149,396         149        49,151             --         49,300
    At $0.35 Per Share       538,427         538       187,912             --        188,450
    At $0.40 Per Share        17,000          17         6,783             --          6,800
    At $0.50 Per Share        53,000          53        26,447             --         26,500
    At $0.55 Per Share         6,000           6         3,294             --          3,300
    At $0.65 Per Share        33,846          34        21,966             --         22,000
    At $0.68 Per Share        13,235          13         8,987             --          9,000
    At $0.70 Per Share       153,572         154       107,346             --        107,500
    At $0.90 Per Share        57,777          58        51,942             --         52,000
    At $1.00 Per Share        50,000          50        49,950             --         50,000
    At $1.10 Per Share       150,000         150       164,850             --        165,000

Expenses:
    At $0.21 Per Share        37,376          37         7,812             --          7,849
    At $0.30 Per Share        19,450          19         5,816             --          5,835
    At $0.36 Per Share        34,722          35        12,465             --         12,500

Commission:
    At $0.21 Per Share       158,426         158          (158)            --             --
    At $0.25 Per Share        28,244          28           (28)            --             --
    At $0.30 Per Share       132,759         133          (133)            --             --
    At $0.35 Per Share        40,000          40           (40)            --             --

Services:                     95,238          95        19,905             --         20,000
    At $0.25 Per Share        17,000          17         4,233             --          4,250
    At $0.30 Per Share       145,941         146        43,636             --         43,782
    At $0.50 Per Share        71,808          72        35,832             --         35,904

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2004

                                                                        Deficit
                                                                      Accumulated
                                   Common Stock        Additional       In The
                              ----------------------     Paid-In      Development
                                Shares      Amount       Capital         Stage          Total
                              ----------   ---------   -----------    -----------    -----------
Compensation portion of Cash
  Issuances                           --   $      --   $   618,231   $        --    $   618,231

Compensation Portion of
  Options                             --          --       304,900            --        304,900

Exercise of Options:
  Cash
    At $0.10 Per Share           510,000         510        50,490            --         51,000

Services:
    At $0.70 Per Share           100,000         100        69,900            --         70,000

Net Loss                              --          --            --    (1,964,447)    (1,964,447)
                              ----------   ---------   -----------   -----------    -----------

Balance - July 31, 1999       20,222,615      20,221     9,689,625    (8,279,844)     1,430,002

Common Stock Issued For:
  Cash:
    At $.18 Per Share             27,778          28         4,972            --          5,000
    At $.20 Per Share            482,500         483        96,017            --         96,500
    At $.21 Per Share             47,500          47         9,953            --         10,000
    At $.22 Per Share            844,821         845       185,012            --        185,857
    At $.30 Per Share            100,000         100        29,900            --         30,000
    At $.35 Per Share            280,000         280        97,720            --         98,000
    At $.37 Per Share             56,000          56        19,944            --         20,000
    At $.38 Per Share            100,000         100        37,900            --         38,000
    At $.40 Per Share            620,000         620       247,380            --        248,000
    At $.42 Per Share             47,715          48        19,952            --         20,000
    At $.45 Per Share            182,445         182        81,918            --         82,100
    At $.50 Per Share            313,000         313       156,187            --        156,500
    At $.55 Per Share            122,778         123        67,377            --         67,500
    At $.58 Per Share             12,069          12         6,988            --          7,000

Expenses:
    At $.20 Per Share              4,167           4           829            --            833
    At $.22 Per Share             46,091          46        10,094            --         10,140

Compensation Portion                  --          --        94,430            --         94,430

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2004

                                                                      Deficit
                                                                    Accumulated
                                 Common Stock         Additional      In The
                            ----------------------     Paid-In      Development
                              Shares      Amount       Capital         Stage          Total
                            ----------   ---------   ------------   -----------    -----------
Exercise of Options:
  Services:
     At $.25 Per Share          30,000   $      30   $      7,470   $        --    $     7,500
     At $.40 Per Share          95,000          95         37,905            --         38,000
     At $.50 Per Share          25,958          26         12,954            --         12,980

Commissions:
     At $.20 Per Share          26,750          27            (27)           --             --
     At $.22 Per Share          86,909          87            (87)           --             --

Exercise of Options:
  Cash:
     At $.10 Per Share         100,000         100          9,900            --         10,000

Exercise of Options:
  Services:
     At $.22 Per Share         150,000         150         32,850            --         33,000

Stock Based Compensation            --          --        221,585            --
                                                                                       221,585

Net Loss                            --          --             --    (1,530,020)    (1,530,020)
                            ----------   ---------   ------------   -----------    -----------

Balance - July 31, 2000
  (Unconsolidated)          24,024,096      24,023     11,178,748    (9,809,864)     1,392,907

Common Stock Issued For:
  Cash:
    At $.15 Per Share          120,000         120         17,880            --         18,000
    At $.17 Per Share           80,000          80         13,520            --         13,600
    At $.18 Per Share          249,111         249         44,591            --         44,840
    At $.19 Per Share           70,789          71         13,379            --         13,450
    At $.20 Per Share        1,322,500       1,323        261,677            --        263,000
    At $.21 Per Share           33,810          34          7,066            --          7,100
    At $.22 Per Share        2,472,591       2,473        541,497            --        543,970
    At $.23 Per Share           65,239          65         14,935            --         15,000
    At $.24 Per Share          123,337         123         29,477            --         29,600
    At $.25 Per Share          610,400         611        151,884            --        152,495
    At $.26 Per Share          625,769         626        162,074            --        162,700
    At $.27 Per Share          314,850         315         84,695            --         85,010
    At $.28 Per Share            7,143           7          1,993            --          2,000
    At $.30 Per Share           33,333          33          9,967            --         10,000
    At $.35 Per Share          271,429         272         94,728            --         95,000
    At $.38 Per Share          453,158         453        169,547            --        170,000
    At $.40 Per Share          300,000         300        119,700            --        120,000
    At $.50 Per Share           10,000          10          4,990            --          5,000

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2004

                                                                            Deficit
                                                                          Accumulated   Accumulated
                                       Common Stock       Additional        In The         Other
                               -----------------------      Paid-In       Development  Comprehensive
                                 Shares        Amount       Capital          Stage     Income (Loss)     Total
                               ----------    ---------    -----------     -----------  -------------  -----------
Compensation Portion:                  --    $      --    $    24,000     $        --    $      --    $    24,000

Expenses:
    At $.27 Per Share              30,000           30          8,070              --           --          8,100

Services:
    At $0.20 Per Share             33,850           34          6,736              --           --          6,770
    At $0.23 Per Share             15,000           15          3,435              --           --          3,450
    At $0.11 Per Share             87,272           87          9,513              --           --          9,600
    At $0.34 Per Share             50,000           50         16,950              --           --         17,000

Compensation Portion:                  --           --         21,777              --           --         21,777

Commission:
    At $0.11 Per Share            266,500          267           (267)             --           --             --
    At $0.20 Per Share             26,150           26            (26)             --           --             --
    At $0.22 Per Share             15,000           15            (15)             --           --             --

Compensation Portion:                  --           --         36,595              --           --         36,595

Exercise of Options:
  Cash:
    At $0.02 Per Share By
      Related Party               225,000          225          4,725              --           --          4,950
    At $0.10 Per Share            200,000          200         19,800              --           --         20,000

Expenses:
    At $0.02 Per Share By
      Related Party                53,270           53          1,120              --           --          1,173

Compensation Portion:                  --           --         25,463              --           --         25,463

Commission:
      At $0.02 Per Share          350,000          350           (350)             --           --             --

Compensation Portion:                  --           --        132,300              --           --        132,300

Commission:
      At $0.05 Per Share        1,000,000        1,000         (1,000)             --           --             --

Compensation Portion:                  --           --        400,000              --           --        400,000

Stock Based Compensation               --           --      7,002,500              --           --      7,002,500
                                                                                                      -----------

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2004

                                                                            Deficit
                                                                          Accumulated   Accumulated
                                       Common Stock       Additional        In The         Other
                               -----------------------      Paid-In       Development  Comprehensive
                                 Shares        Amount       Capital          Stage     Income (Loss)     Total
                               ----------    ---------    -----------     -----------  -------------  -----------
Comprehensive Loss:
Net Loss                               --           --             --      (9,418,266)          --     (9,418,266)

Equity Adjustment from
  Foreign Currency
  Translation                          --           --             --              --         (493)          (493)
                                                                                                      -----------

Total Comprehensive
  Loss                                 --           --             --              --           --     (9,418,759)
                               ----------    ---------    -----------     -----------    ---------    -----------

Balance - July 31, 2001        33,539,597       33,540     20,633,674     (19,228,130)        (493)     1,438,591

Common Stock Issued
  For:
    Cash:
      At $.022 Per Share        1,400,976        1,401         29,420              --           --         30,821
      At $.08  Per Share          250,000          250         19,750              --           --         20,000
      At $.10  Per Share          980,000          980         97,020              --           --         98,000
      At $.11  Per Share          145,456          145         15,855              --           --         16,000
      At $.115 Per Share          478,260          478         54,522              --           --         55,000
      At $.12  Per Share          500,000          500         59,500              --           --         60,000
      At $.125 Per Share           40,000           40          4,960              --           --          5,000
      At $.14  Per Share           44,000           44          6,116              --           --          6,160
      At $.15  Per Share          383,667          384         57,166              --           --         57,550
      At $.18  Per Share           25,000           25          4,475              --           --          4,500

Commissions:
  At $.115 Per Share               69,565           70            (70)             --           --             --
  At $.22  Per Share              100,000          100           (100)             --           --             --
  At $.08  Per Share               20,625           21            (21)             --           --             --
  At $.14-$.22 Per Share          282,475          282           (282)             --           --             --

Services:
  At $.10 Per Share                35,950           36          3,559              --           --          3,595

Exercise of Options:
  Non Cash:
    At $.022 Per Share by
      Related Party:              227,273          227          4,773              --           --          5,000

Exercise of Options:
  Cash:
    At $.022 Per Share by
      Related Parties             909,092          909         19,091              --           --         20,000
    At $.022 Per Share by
      Others                    1,205,929        1,206         25,325              --           --         26,531

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2004

                                                                            Deficit
                                                                           Accumulated    Accumulated
                                       Common Stock         Additional       In The         Other
                                 -----------------------      Paid-In      Development   Comprehensive
                                   Shares       Amount        Capital         Stage      Income (Loss)      Total
                                 ----------    ---------    -----------    -----------   -------------   -----------
Additional Paid-In Capital
  Arising From Investment
  In Joint Venture Subsidiary
  by Minority Interest                   --           --         51,934             --             --         51,934

Stock Based Compensation                 --           --        222,338             --             --        222,338
                                                                                                         -----------

Comprehensive Loss:
  Net Loss                               --           --             --       (492,148)            --       (492,148)

  Equity Adjustment from
    Foreign Currency
    Translation                          --           --             --             --         (6,753)        (6,753)
                                                                                                         -----------

Total Comprehensive
  Loss                                   --           --             --             --             --       (498,901)
                                 ----------    ---------    -----------    -----------     ----------    -----------

Balance - July 31, 2002          40,637,865       40,638     21,309,005    (19,720,278)        (7,246)     1,622,119

Common Stock Issued for:
  Cash:
    At $.022 Per Share              250,000          250          5,250             --             --          5,500
    At $.10 Per Share                50,000           50          4,950             --             --          5,000
    At $.12 Per Share             1,250,000        1,250        148,750             --             --        150,000
    At $.14 Per Share               235,714          236         32,764             --             --         33,000
    At $.15 Per Share             1,016,865        1,017        151,513             --             --        152,530

Exercise of Options:
  Cash:
    At $.022 Per Share by
      Related Party                 922,727          923         19,377             --             --         20,300
    At $.05 Per Share by
      Related Party                 200,000          200          9,800             --             --         10,000
    At $.05 Per Share by
      Others                        100,000          100          4,900             --             --          5,000

Services:
  At $4.00 Per Share                 14,363           13         57,378             --             --         57,391

Additional Paid-In Capital
  Arising from Investment
  In Joint Venture Subsidiary
  By Minority Interest                   --           --        159,919             --             --        159,919

Stock Based
  Compensation                           --           --        288,623             --             --        288,623
                                                                                                         -----------

Comprehensive Loss:
  Net Loss                               --           --             --     (1,919,261)            --     (1,919,261)

  Equity Adjustment from
    Foreign Currency
    Translation                          --           --             --             --         60,879         60,879
                                                                                                         -----------

Total Comprehensive
  Loss                                   --           --             --             --             --     (1,858,382)
                                 ----------    ---------    -----------    -----------     ----------    -----------

Balance - July 31, 2003          44,677,534       44,677     22,192,229    (21,639,539)        53,633        651,000

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2004

                                                                            Deficit
                                                                           Accumulated    Accumulated
                                       Common Stock         Additional       In The         Other
                                 -----------------------      Paid-In      Development   Comprehensive
                                   Shares       Amount        Capital         Stage      Income (Loss)      Total
                                 ----------    ---------    -----------    -----------   -------------   -----------
Common Stock Issued for:
  Cash:
    At $.05 Per Share               150,000          150          7,350              --            --          7,500
    At $.11 Per Share               245,455          245         26,755              --            --         27,000
    At $.12 Per Share             5,929,565        5,929        705,318              --            --        711,247
    At $.13 Per Share               349,691          350         45,110              --            --         45,460
    At $.14 Per Share               346,284          346         48,133              --            --         48,479
    At $.15 Per Share               368,665          369         54,931              --            --         55,300
    At $.16 Per Share               593,750          594         94,406              --            --         95,000
    At $.17 Per Share               145,000          145         24,505              --            --         24,650
    At $.18 Per Share                55,554           56          9,944              --            --         10,000
    At $.20 Per Share               365,000          365         72,635              --            --         73,000
    At $.23 Per Share                45,439           45         10,405              --            --         10,450
    At $.24 Per Share                74,166           74         17,726              --            --         17,800
    At $.25 Per Share                80,000           80         19,920              --            --         20,000

Exercise of Options:
  Cash:
    At $.02 Per Share by
      Related Party                 250,000          250          5,250              --            --          5,500
    At $.05 Per Share by
      Related Party               1,415,000        1,415         69,338              --            --         70,753
    At $.12 Per Share by
      Related Party                  97,826           98         11,152              --            --         11,250
    At $.02 Per Share by
      Related Party                 272,727          273          5,327              --            --          5,600
    At $.05 Per Share by
      Related Party                 300,000          300         14,700              --            --         15,000

Services:
  At $.12 Per Share                   7,500            8            892              --            --            900

Additional Paid-In Capital
  Arising from Investment
  In Joint Venture Subsidiary
  By Minority Interest                   --           --        100,156              --            --        100,156

Stock Based Compensation:
    Related Parties                      --           --        314,000              --            --        314,000
    Other                                --           --         65,033              --            --         65,033

Common Stock Issued
  In Connection with
  Termination of Joint
  Venture                         2,000,000        2,000        798,000              --            --        800,000
                                                                                                         -----------

Comprehensive Loss:
  Net Loss                               --           --             --      (2,938,590)           --     (2,938,590)

  Equity Adjustment from
    Foreign Currency
    Translation                          --           --             --              --       (24,894)       (24,894)

Unrealized Gain on
  Marketable Securities                  --           --             --              --        60,000         60,000
                                                                                                         -----------

Total Comprehensive
  Loss                                   --           --             --              --            --     (2,903,484)
                                 ----------    ---------    -----------    ------------    ----------    -----------
Balance - July 31, 2004          57,769,156    $  57,769    $24,713,215    $(24,578,129)   $   88,739    $   281,594
                                 ==========    =========    ===========    ============    ==========    ===========

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              For The Period
                                                                 For The Year Ended         September 17, 1982
                                                                      July 31,                  (Inception)
                                                            ---------------------------              To
                                                               2004            2003            July 31, 2004
                                                            -----------     -----------     ------------------
Cash Flow From Operating Activities:
  Net Loss                                                  $(2,938,590)    $(1,919,261)        $(24,578,129)
  Adjustments to Reconcile Net Loss to
    Net Cash (Used) By Operating Activities:
      Depreciation                                                   --              --              367,726
      Gain on Sale of Subsidiary                                     --              --           (1,907,903)
      Minority Interest in Net Loss of Subsidiary               (51,220)       (180,625)            (286,388)
      Write-Down of Impaired Mining, Milling and Other
        Property and Equipment                                  300,000              --            1,299,445
       Gain on Sale of Property and Equipment                        --              --              (46,116)
       Loss on Write-Off of Investment                               --              --               10,000
       Loss on Joint Venture                                    800,000              --              901,700
       Loss on Write-Off of Minority Interest                   150,382              --              150,382
      Value of Common Stock Issued for Services                     900          57,391            2,813,893
      Stock Based Compensation                                  379,033         288,623            9,222,003
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Prepaid Expenses                   1,533         (10,027)              (8,494)
        (Increase) in Other Current Assets                      (15,270)        (11,654)             (30,248)
        (Increase) in Security Deposits                              --              --               (8,435)
        Increase (Decrease) in Accounts Payable                 (43,941)        (51,015)              80,269
        (Decrease) in Accrued Expenses                           (6,199)        (62,781)              (6,471)
                                                            -----------     -----------         ------------

Net Cash (Used) By Operating Activities                      (1,423,372)     (1,889,349)         (12,026,766)
                                                            -----------     -----------         ------------

Cash Flow From Investing Activities:
  (Increase) Decrease in Other Investments                        2,992         (12,882)              (9,890)
  Purchase of Mining, Milling and Other Property and
    Equipment                                                        --              --           (1,705,650)
  Proceeds on Sale of Mining, Milling and Other Property
    and Equipment                                                    --              --               83,638
  Proceeds From Sale of Subsidiary                                   --       1,492,131            2,131,616
  Expenses of Sale of Subsidiary                                     --              --             (101,159)
  Advance Payments - Joint Venture                                   --              --               98,922
  Investment in Joint Venture                                        --              --             (101,700)
  Investment in Privately Held Company                               --              --              (10,000)
  Net Assets of Business Acquired (Net of Cash)                      --              --              (42,130)
  Investment in Marketable Securities                                --         (50,000)             (50,000)
                                                            -----------     -----------         ------------

Net Cash Provided By Investing Activities                         2,992       1,429,249              293,647
                                                            -----------     -----------         ------------

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)

                                                                                     For The Period
                                                         For The Year Ended        September 17, 1982
                                                               July 31,                (Inception)
                                                      -------------------------            To
                                                         2004            2003         July 31, 2004
                                                      -----------     ---------    ------------------
Cash Flow From Financing Activities:
  (Increase) in Loans Receivable -Affiliate           $    (7,668)    $ (20,180)      $    (27,848)
  Increase (Decrease) in Loans Receivable - Others         16,300        (3,365)            (2,065)
  Increase in Loans Payable - Officers                         --            --             18,673
  Repayment of Loans Payable - Officers                        --            --            (18,673)
  Increase in Note Payable                                     --            --             11,218
  Payments of Note Payable                                     --            --            (11,218)
  Proceeds From Issuance of Common Stock                1,253,988       381,330         12,035,599
  Commissions on Sale of Common Stock                          --            --             (5,250)
  Expenses of Initial Public Offering                          --            --           (408,763)
  Capital Contributions - Joint Venture Subsidiary        100,156       130,216            304,564
  Purchase of Certificate of Deposit - Restricted              --            --             (5,000)
  (Purchase) Sale of Mining Reclamation Bonds                  --         6,600            (30,550)
                                                      -----------     ---------       ------------

Net Cash Provided By Financing Activities               1,362,776       494,601         11,860,687
                                                      -----------     ---------       ------------

Effect of Exchange Rate Changes                            19,637        62,476             80,875
                                                      -----------     ---------       ------------
Increase (Decrease) In Cash and Cash Equivalents          (37,967)       96,977            208,443

Cash and Cash Equivalents - Beginning                     246,410       149,433                 --
                                                      -----------     ---------       ------------

Cash and Cash Equivalents - Ending                    $   208,443     $ 246,410       $    208,443
                                                      ===========     =========       ============

Supplemental Cash Flow Information:
  Cash Paid For Interest                              $        --     $      --                 --
                                                      ===========     =========       ============

  Cash Paid For Income Taxes                          $     4,095     $   2,433       $     32,155
                                                      ===========     =========       ============

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                          $        --     $      --       $    440,495
                                                      ===========     =========       ============

  Issuance of Common Stock as Payment for Mining,
    Milling and Other Property and Equipment          $        --     $      --       $      4,500
                                                      ===========     =========       ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004

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

      Pursuant to the terms of the agreement, on December 15, 2001, the Company made a $50,000 payment to AngloGold. AngloGold will be entitled to receive the remainder of the purchase price by way of an ongoing percentage of net smelter returns of between 2% and 4% plus 10% net profits interest (until the total net profits interest payment received by AngloGold equals $1,000,000). AngloGold's right to a payment of a percentage of net smelter returns and the net profits interest will terminate at such point as they aggregate $18,018,355. In accordance with the agreement, the foregoing payments are not to be construed as royalty payments. Should the Mexican government or other jurisdiction determine that such payments are royalties, we could be subject to and would be responsible for any withholding taxes assessed on such payments.

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

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company is a development stage enterprise and since its inception has had no mining revenues and has incurred recurring losses aggregating $24,578,129. These factors raise substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 16, the Company is in the process of raising additional capital and financing. Continuation of the Company is dependent on (1) consummation of financings, (2) achieving sufficiently profitable operations (3) subsequently maintaining adequate financing arrangements and (4) its exiting the development stage. The achievement and/or success of the Company's planned measures, however, cannot be determined at this time. These financial statements do not reflect any adjustments relating to the recoverability and classification of assets carrying amounts and classification of liabilities should the Company be unable to continue as a going concern.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004

NOTE 2 - Summary of Significant Accounting Policies

      Principals of Consolidation

      The consolidated financial statements include the accounts of Capital Gold Corporation and its wholly owned and majority owned subsidiaries. The Company accounted for its Mexican joint venture operation through the date of dissolution (see Note 5) as a subsidiary since it controlled the decision making process and it owned 69% of the venture. All significant intercompany accounts and transactions are eliminated in consolidation.

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

      Depletion of mining and milling improvements will be computed at cost using the units of production method. Depreciation will be computed using the straight-line method over the estimated useful lives of the related assets.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004

NOTE 2 - Summary of Significant Accounting Policies (Continued)

      Impairment of Long-Lived Assets

      In accordance with SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" the Company reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. During the year ended July 31, 2002 the Company performed a review of its Colorado mine and mill improvements and determined that an impairment loss should be recognized. Accordingly, at July 31, 2002 the Company reduced by $999,445 the net carrying value of certain assets relating to its Leadville, Colorado facility to $300,000 and further reduced the net carrying value to $0 at July 31, 2004, which approximates management's estimate of fair value.

      Fair Value of Financial Instruments

      The carrying value of the Company's financial instruments, including cash and cash equivalents, loans receivable, accounts payable and accrued expenses approximated fair value because of the short maturity of these instruments.

      Revenue Recognition

      Revenues, if any, from the possible sales of minerals will be recognized by the Company only upon receipt of final settlement funds from the purchaser.

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

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004

NOTE 2 - Summary of Significant Accounting Policies (Continued)

      Stock-Based Compensation

      The Company accounts for stock-based compensation to its employees using the intrinsic value method in accordance with provisions of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations which requires the recognition of compensation expense over the vesting period of the option when the exercise price of the stock option granted is less than the fair value of the underlying common stock. Additionally, the Company complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") and provides pro forma disclosure of net loss and loss per share as if the fair value method has been applied in measuring compensation expense for stock options granted. Stock-based compensation related to options and warrants granted to non-employees is recognized using the fair value method in accordance with SFAS 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28 (FIN No. 28), "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". The Company uses the Black-Scholes options pricing model to value options, restricted stock grants and warrants granted to nonemployees.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for the year ended December 31, 2003. SFAS No. 148 did not have a material impact on the Company's consolidated financial statements, as the adoption of this standard does not require the Company to change, and the Company does not plan to change, to the fair value based method of accounting for stock-based compensation.

      Net Loss Per Common Share

      The computation of basic net loss per share of common stock is computed by dividing net loss for the period by the weighted average number of common shares outstanding during that period.

      Because the Company is incurring losses, the effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted net loss per share is the same as that of basic net loss per share.

      Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consists principally of cash and cash equivalents and marketable securities. The Company maintains cash balances at financial institutions which exceed the Federal Deposit Insurance Corporation limit of $100,000 at times during the year.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004

NOTE 2 - Summary of Significant Accounting Policies (Continued)

      Use of Estimates

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      Environmental Remediation Costs

      Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at July 31, 2004.

      Recently Issued Accounting Pronouncements

      Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - and Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

      Reclassifications

      Certain items in these financial statements have been reclassified to conform to the current period presentation.

NOTE 3 - Marketable Securities

      Marketable securities are classified as current assets and are summarized as follows:

            Marketable equity securities, at cost          $ 50,000
                                                           ========

            Marketable equity securities, at fair value    $110,000
                                                           ========

NOTE 4 - Loans Receivable - Others

      Loans receivable - others are short-term non-interest bearing loans made to an individual.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004

NOTE 5 - Joint Venture

      On February 23, 2002, Minera Santa Rita S. de R.L. de C.V., one of our wholly-owned Mexican subsidiaries, entered into a joint venture agreement with Grupo Minero FG S.A. de C.V. to explore, evaluate and develop the El Chanate concessions. Grupo Minero FG S.A. de C.V., referred to as FG, is a private Mexican company.

      Pursuant to the agreement with FG, the venture was to be conducted in five phases. The first two phases entailed continued exploration and evaluation of the mining potential of lots within the concessions.

      Pursuant to the agreement, FG has paid us $75,000 to participate in the venture and contributed an additional $75,000 towards the first phase of the venture for which it received a 30% interest in the venture. The balance of the costs for Phase one and the costs for Phase two were to be split equally between the parties.

      On April 6 and 8, 2004, effective March 31, 2004, Minera Santa Rita S. de R.L. de C.V. ("MSR"), one of our wholly-owned Mexican affiliates, and FG executed an agreement (the "Termination Agreement") terminating their joint venture agreement (the "JV Agreement") with regard to the El Chanate project in Mexico.

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

      FG has assigned or otherwise transferred to MSR all permits, licenses, consents and authorizations (collectively, "authorizations") for which FG had obtained in its name in connection with the development of the El Chanate project to the extent that the authorizations are assignable. To the extent that the authorizations are not assignable or otherwise transferable, FG has given its consent for the authorizations to be cancelled so that they can be re-issued or re-granted in MSR's name. The foregoing has been accomplished.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004

NOTE 6 - Sale of Subsidiary Stock

      On March 20, 2002, the Company sold all of the issued and outstanding shares of stock of its wholly-owned subsidiary, Minera Chanate S.A. de C.V. ("Minera Chanate"), to an unaffiliated party for a purchase price of $2,131,616, payable in three installments. We received the first installment of $639,485 and paid commissions of $51,159 in March 2002. A second payment of $497,377 plus interest at the rate of 4.5% per annum was paid in August 2002. A third payment of $994,754 plus interest at the rate of 4.5% per annum, was paid in December 2002. Commissions of $41,733 and $80,821 were paid in connection with the second and third installments, respectively. In connection with the above transaction the Company recognized a gain of $1,907,903.

      During March 2002, prior to the sale of Minera Chanate and pursuant to the FG joint venture agreement (see Note 5), Minera Chanate, in a series of transactions, sold all of its surface land and mining claims to Oro de Altar S. de R.L. de C.V. ("Ora"), another of our wholly-owned subsidiaries. Ora, in turn, leased the foregoing land and mining claims to MSR.

NOTE 7 - Mining Reclamation Bonds

      These represent certificates of deposit that have been deposited as security for Mining Reclamation Bonds in Colorado. They bear interest at rates varying from 5.01% to 5.87% annually and mature at various dates in 2005.

NOTE 8 - Mining Concessions

      Mining concessions consists of the following:

      Mining Concessions                                            $ 44,780
                                                                    ========

      These exploitation and exploration concessions are carried at historical cost and were acquired in connection with the purchase of the stock of Minera Chanate, S.A. de C.V. (see Note 1).

                            CAPITAL GOLD CORPORAITON
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004

NOTE 9 - Loans Receivable - Affiliate

      Loans receivable - affiliate consist of expense reimbursements from a publicly-owned corporation in which the Company has an investment. In addition, the Company's president and chairman of the board of directors is an officer and director of that corporation. These loans are non-interest bearing and due on demand (see Note 12).

NOTE 10 - Other Investments

      Other investments are carried at cost and consist of tax liens purchased on properties located in Lake County, Colorado.

NOTE 11 - Other Comprehensive Income (Loss) - Supplemental Non-Cash Investing Activities

      Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and unrealized gains on marketable securities and is summarized as follows:

                 Balance - July 31, 2002              $ (7,246)
                   Equity Adjustments from Foreign
                     Currency Translation               60,879
                                                      --------
                 Balance - July 31, 2003                53,633
                   Equity Adjustments from Foreign
                     Currency Transaction              (24,894)
                 Unrealized Gains on Marketable
                   Securities                           60,000
                                                      --------
                 Balance - July 31, 2004              $ 88,739
                                                      ========

NOTE 12 - Related Party Transactions

      In August 2002 the Company purchased marketable equity securities of a related company. The Company recorded approximately $12,300 and $18,900 in expense reimbursements including office rent from this entity for the years ended July 31, 2004 and 2003, respectively (see Notes 3 and 9).

NOTE 13 - Stockholders' Equity

      Common Stock

      At various stages in the Company's development, shares of the Company's common stock have been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of the services provided or property received.

      During the year ended July 31, 2003, the Company issued 2,802,579 shares for gross proceeds of $346,030. During the year ended July 31, 2003 the Company issued 1,222,727 shares of common stock upon exercising of stock options with gross proceeds of $35,300.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004

NOTE 13 - Stockholders' Equity (Continued)

      Common Stock (Continued)

      During the year ended July 31, 2004, the Company issued 10,756,069 shares for gross proceeds of $1,145,888. During the year ended July 31, 2004 the Company issued 2,335,553 shares of common stock upon exercising of stock options with gross proceeds of $108,100.

      Stock Options

      A summary of stock option activity for the years ended July 31, 2004 and 2003 is as follows:

                                   Options Outstanding
                               ---------------------------        Weighted
                                Number of      Price Range         Average
                                 Shares         Per Share      Exercise Price
                               -----------     -----------     --------------

Outstanding - July 31, 2002     12,027,370      $ .022-.50        $   .199

Options Granted:
  Related Parties                  700,000             .05             .05
  Others                         1,250,000         .05-.25             .11

Exercised:
  Related Parties               (1,122,727)       .022-.05            .022
  Others                          (100,000)            .05            .022
  Expired                       (2,657,727)       .022-.22            .071
                               -----------     -----------        --------

Outstanding - July 31, 2003     10,096,916        .022-.50             .11

Options Granted:
  Related Parties                1,500,000             .21             .21
  Others                           300,000         .12-.21             .15

Exercised:
  Related Parties                 (572,727)       .022-.05             .04
  Others                        (1,762,826)       .022-.12             .05
  Expired                       (2,672,727)       .022-.05             .03
                               -----------     -----------        --------

Outstanding - July 31, 2004      6,888,636       $.022-.21        $    .11
                               ===========     ===========        ========

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004

NOTE 13 - Stockholders' Equity (Continued)

      Options to purchase 6,888,636 shares of common stock were exercisable at July 31, 2004 at a weighted average exercise price of $.11 with a weighted average contractual life of .75 years as follows:

      Options Outstanding and Exercisable by Price Range as of July 31, 2004 is as follows:

                                   Options Outstanding                          Options Exercisable
                     ------------------------------------------------     ------------------------------
                                         Weighted
                                          Average         Weighted                           Weighted
Range of Exercise       Number           Remaining         Average          Number           Average
      Prices         Outstanding     Contractual Life  Exercise Price     Exercisable     Exercise Price
-----------------    -----------     ----------------  --------------     -----------     --------------
    $    .022           318,182              .63            $.022             318,182        $    .022
          .25           200,000              .67              .25             200,000              .25
          .05         4,570,454              .61              .05           4,570,454              .05
          .20           100,000              .50              .20             100,000              .20
          .24           100,000             2.91              .24             100,000              .24
          .21         1,500,000             2.63              .21           1,500,000              .21
          .41           100,000             2.63              .41             100,000              .41
    ---------         ---------            -----            -----           ---------        ---------

    $.022-.41         6,888,636              .75            $ .11           6,888,636        $     .11
    =========         =========                                             =========

      The Company recognized approximately $348,000 and $289,000 of stock-based compensation expense during the years ended July 31, 2004 and 2003 respectively, relating to options granted.

      Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 3.1%; volatility factor of the expected market price of the Company's common stock of .7-1.0; and a weighted-average expected life of the option of 3 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

      Had compensation cost for stock options granted been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the year ended July 31, 2004 would have been $(3,252,590) and $(.06). There would have been no material impact on the net loss and net loss per share for the year ended July 31, 2003.

      The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net earnings for future years.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004

NOTE 13 - Stockholders' Equity (Continued)

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

NOTE 14 - Income Taxes

      For income tax purposes, the Company has available net operating loss carryforwards ("NOL") at July 31, 2004 of approximately $12,082,000 to reduce future federal taxable income, if any. The NOL's expire at various dates through 2024. There may be certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership.

      Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for each period as a result of the following:

                                                        Year Ended July 31,
                                                   --------------------------
                                                      2004            2003
                                                   ----------      ----------
   Computed "expected" tax benefit                 $4,107,880      $3,353,517
   Decrease in tax benefit resulting from net
     operating loss for which no benefit is
     currently available                            4,107,880       3,353,517
                                                   ----------      ----------
                                                   $       --      $       --
                                                   ==========      ==========

      The Company has deferred tax assets of approximately $4,107,880 at July 31, 2004 resulting primarily from net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding their future realization. The difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of $754,363 and $190,497 in 2004 and 2003, respectively.

NOTE 15 - Loss on Option

      In March 2004 the Company obtained exclusive non-refundable options to purchase an ore crusher and related assets for a total cost of $700,000. The Company paid $50,000 for these options, which ultimately expired. Accordingly, the Company realized a loss of $50,000.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004

NOTE 16 - Liquidity and Going Concern Uncertainty

      The Company is a development stage enterprise with no mining revenues and has incurred recurring losses amounting to $24,578,129 through July 31, 2004. The Company incurred net losses of $2,938,590 and $1,919,261 during the years ended July 31, 2004 and 2003, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern (see Note 1).

      There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations of that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

      The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be able to continue as a going concern.

      During the year ended July 31, 2004, the Company has successfully obtained external financing through sales of its stock and exercise of options as well as capital contributions.

      The Company has developed a plan to address liquidity and fund a full scale mining operation in Mexico in several ways, namely:

      o Continue to raise capital through the sale or exercise of equity securities.

      o     Obtain outside financing to fund operations.

      o     Strategic Partner Joint Venturing.

      o     Other means.

      There is no assurance, however, that any of the Company's proposed plans to obtain financing, raise capital and otherwise fund operations will prove successful. The Company's ability to continue as a going concern is dependent upon its ability to obtain sufficient funding as discussed above and its inability to do so will delay or cease the Company's planned operations as discussed above.

NOTE 17 - Commitments and Contingencies

      Minera Chanate Option

      Under the terms of the Minera Chanate purchase agreement, Leadville has granted AngloGold's designee to receive a one-time option to purchase 51% of Minera Chanate (or such entity that owns the Minera Chanate concessions at time of exercise) based upon the achievements of certain events (see Note 1).

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004

NOTE 17 - Commitments and Contingencies (Continued)

      Lease Commitments

      The Company occupies office space in New York City under a non cancelable operating lease that commenced on September 1, 2002 and terminates on August 31, 2007. In addition to base rent, the lease calls for payment of utilities and other occupancy costs.

      Approximate future minimum payments under this lease are as follows:

      Year Ending July 31,

             2005                                     $ 54,000
             2006                                       55,000
             2007                                       38,000
                                                      --------

                                                      $147,000
                                                      ========

      Rent expense under the office lease in New York City was approximately $57,000 and $56,000 for the years ended July 31, 2004 and 2003, respectively.

      Lack of Insurance

      The Company currently has no insurance in force at its mining properties and it cannot be certain that it can cover the risks associated with its mining operations or that it will be able to maintain insurance to cover these risks at economically feasible premiums.