Form 10-Q
period 2004-10-31
CAPITAL GOLD CORP
filed 2004-12-20
CIK 726845

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2004

OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 0-13078

CAPITAL GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	13-3180530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

76 Beaver Street, 26TH floor, New York, NY 10005

(Address of principal executive offices)

Issuer’s telephone number: (212) 344-2785

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at December 10, 2004

Common Stock, par value $.001 per share	60,984,362

Transitional Small Business Format (check one); Yes |_| No |X|

PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements

              The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals), which we consider necessary for the fair presentation of results for the three months ended October 31, 2004.

              Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2004.

              The results reflected for the three months ended October 31, 2004 are not necessarily indicative of the results for the entire fiscal year.

CAPITAL GOLD CORPORATION (A DEVELOPMENT STAGE ENTERPRISE) CONSOLIDATED BALANCE SHEET OCTOBER 31, 2004 (Unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$112,878
Loans Receivable –Affiliate	27,753
Loans Receivable – Others	1,965
Prepaid Expenses	6,843
Marketable Securities	175,000
Other Current Assets	24,172

Total Current Assets	348,611

Mining Concessions	44,780

Other Assets:
Other Investments	9,983
Mining Reclamation Bonds	35,550
Security Deposits	8,435

Total Other Assets	53,968

Total Assets	$447,359

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$79,435
Accrued Expenses	115,452

Total Current Liabilities	194,887

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, Par Value $.001 Per Share;
Authorized 150,000,000 shares; Issued and
Outstanding 60,107,061 Shares	60,107
Additional Paid-In Capital	24,966,966
Deficit Accumulated in the Development Stage	(24,934,224)
Accumulated Other Comprehensive Income (Loss)	159,623

Total Stockholders’ Equity	252,472

Total Liabilities and Stockholders’ Equity	$447,359

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION (A DEVELOPMENT STAGE ENTERPRISE) CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	For The Three Months Ended October 31,		For The Period September 17, 1982 (Inception) To October 31, 2004

	2004	2003

Revenues	$—	$—	$—

Costs and Expenses:
Mine Expenses	179,968	146,330	6,992,502
Write-Down of Mining, Milling and Other Property and
Equipment	—	—	1,299,445
Selling, General and Administrative Expenses	152,007	139,255	9,009,936
Stock Based Compensation	29,260	33,034	9,251,263
Depreciation	—	—	367,726

Total Costs and Expenses	361,235	318,619	26,920,872

Loss From Operations	(361,235)	(318,619)	(26,920,872)

Other Income (Expense):
Interest Income	235	174	753,750
Miscellaneous	4,905	—	37,582
Gain on Sale of Property and Equipment	—	—	46,116
Gain on Sale of Subsidiary	—	—	1,907,903
Option Payment	—	—	70,688
Loss on Write-Off of Investment	—	—	(10,000)
Loss on Joint Venture	—	—	(901,700)
Loss on Option	—	—	(50,000)
Loss on Other Investments	—	—	(3,697)
Loss on Write-Off of Minority Interest	—	—	(150,382)

Total Other Income (Expense)	5,140	174	1,700,260

Loss Before Minority Interest	(356,095)	(318,445)	(25,220,612)

Minority Interest	—	24,548	286,388

Net Loss	$(356,095)	$(293,897)	$(24,934,224)

Net Loss Per Common Share – Basic and Diluted	$(.01)	$(.01)

Weighted Average Common Shares Outstanding	58,746,129	45,150,223

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION (A DEVELOPMENT STAGE ENTERPRISE) CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For The Three Months Ended October 31,		For The Period September 17, 1982 (Inception) To October 31, 2004

	2004	2003

Cash Flow From Operating Activities:
Net Loss	$(356,095)	$(293,897)	$(24,934,224)
Adjustments to Reconcile Net Loss to
Net Cash (Used) By Operating Activities:
Depreciation	—	—	367,726
Gain on Sale of Subsidiary	—	—	(1,907,903)
Minority Interest in Net Loss of Subsidiary	—	(24,548)	(286,388)
Write-Down of Impaired Mining, Milling and Other
Property and Equipment	—	—	1,299,445
Gain on Sale of Property and Equipment	—	—	(46,116)
Loss on Write-Off of Investment	—	—	10,000
Loss on Joint Venture	—	—	901,700
Loss on Write-Off of Minority Interest	—	—	150,382
Value of Common Stock Issued for Services	—	—	2,813,893
Stock Based Compensation	29,260	33,034	9,251,263
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	1,651	(9,000)	(6,843)
(Increase) Decrease in Other Current Assets	6,076	(2,023)	(24,172)
(Increase) in Security Deposits	—	(1,164)	(8,435)
Increase (Decrease) in Accounts Payable	(8,651)	(36,158)	71,618
(Decrease) in Accrued Expenses	(621)	(5,659)	(7,092)

Net Cash (Used) By Operating Activities	(328,380)	(339,415)	(12,355,146)

Cash Flow From Investing Activities:
(Increase) in Other Investments	(93)	—	(9,983)
Purchase of Mining, Milling and Other Property and
Equipment	—	—	(1,705,650)
Proceeds on Sale of Mining, Milling and Other Property
and Equipment	—	—	83,638
Proceeds From Sale of Subsidiary	—	—	2,131,616
Expenses of Sale of Subsidiary	—	—	(101,159)
Advance Payments - Joint Venture	—	—	98,922
Investment in Joint Venture	—	—	(101,700)
Investment in Privately Held Company	—	—	(10,000)
Net Assets of Business Acquired (Net of Cash)	—	—	(42,130)
Investment in Marketable Securities	—	—	(50,000)

Net Cash Provided By (Used) In Investing Activities	(93)	—	293,554

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION (A DEVELOPMENT STAGE ENTERPRISE) CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited) (Continued)

	For The Three Months Ended October 31,		For The Period September 17, 1982 (Inception) To October 31, 2004

	2004	2003

Cash Flow From Financing Activities:
(Increase) in Loans Receivable – Affiliate	$—	$(139)	$(27,848)
Increase (Decrease) in Loans Receivable – Others	—	325	(2,065)
Increase in Loans Payable - Officers	—	—	18,673
Repayment of Loans Payable - Officers	—	—	(18,673)
Increase in Note Payable	—	—	11,218
Payments of Note Payable	—	—	(11,218)
Proceeds From Issuance of Common Stock	226,820	82,400	12,262,419
Commissions on Sale of Common Stock	—	—	(5,250)
Expenses of Initial Public Offering	—	—	(408,763)
Capital Contributions – Joint Venture Subsidiary	—	112,516	304,564
Purchase of Certificate of Deposit - Restricted	—	—	(5,000)
(Purchase) of Mining Reclamation Bonds	—	—	(30,550)

Net Cash Provided By Financing Activities	226,820	195,102	12,087,507

Effect of Exchange Rate Changes	6,088	23,721	86,963

Increase (Decrease) In Cash and Cash Equivalents	(95,565)	(120,592)	112,878

Cash and Cash Equivalents - Beginning	208,443	246,410	—

Cash and Cash Equivalents - Ending	$112,878	$125,818	$112,878

Supplemental Cash Flow Information:
Cash Paid For Interest	$—	$—	—

Cash Paid For Income Taxes	$—	$—	$32,155

Non-Cash Financing Activities:
Issuances of Common Stock as Commissions
on Sales of Common Stock	$18,200	$—	$458,695

Issuance of Common Stock as Payment for Mining,
Milling and Other Property and Equipment	$—	$—	$4,500

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
 (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004
 (Unaudited)

NOTE 1 –        Basis of Presentation

                         The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Gold Corporation and its subsidiaries, which are wholly and majority owned. All significant inter-company accounts and transactions have been eliminated in consolidation.

                         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position and results of operations and cash flows for the periods presented.

                         Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

                         The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and has recurring losses from operations and operating cash constraints that raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2 -         Marketable Securities

                         The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

                         Management determines the appropriate classification of all securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company has classified its marketable equity securities as available for sale securities and has recorded such securities at fair value. The Company uses the specific identification method to determine realized gains and losses. Unrealized holding gains and losses are excluded from earnings and, until realized, are reported in a separate component of stockholders’ equity.

                         Marketable securities are classified as current assets and are summarized as follows:

Marketable equity securities, at cost	$50,000

Marketable equity securities, at fair value	$175,000

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004
(Unaudited)

NOTE 3 -         Stockholders’ Equity

                         Common Stock

                         At various stages in the Company’s development, shares of the Company’s common stock have been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of the services provided or property received.

                         During the three months ended October 31, 2004, the Company issued 1,926,732 shares for gross proceeds of $226,820. During the three months ended October 31, 2004 the Company issued 259,507 shares of common stock for services rendered value at $29,260. During the three months ended October 31, 2004 the Company issued $151,666 shares of common stock valued at $18,200 as commissions on the sale of common stock.

NOTE 4 -         Other Comprehensive Income (Loss) – Supplemental Non-Cash Investing Activities

                         Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and unrealized gains on available-for-sale securities and is summarized as follows:

Balance – July 31, 2004	$88,739
Equity Adjustments from Foreign Currency Translation	5,884
Unrealized Gains on Available-for- Sale Securities	65,000

Balance – October 31, 2004	$159,623

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement on Forward-Looking Statements

Some information contained in or incorporated by reference into this report on Form 10-QSB may contain “forward-looking statements,” as defined in Section 21E of the Securities and Exchange Act of 1934. These statements include comments regarding exploration and mine development and construction plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms or other sources of funding, and the timing of additional tests, feasibility studies and environmental permitting. The use of any of the words “anticipate,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure you that these expectations will prove to be correct. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors set forth in, including the section “Issues and Uncertainties” below, or incorporated by reference into, this report:

•	worldwide economic and political events affecting the supply of and demand for gold;

•	volatility in market prices for gold and other metals;

•	financial market conditions, and the availability of debt or equity financing on terms acceptable to us;

•	uncertainties as to whether additional drilling, testing and feasibility studies will establish reserves at any of our properties;

•	uncertainties associated with developing a new mine, including potential cost overruns and the unreliability of estimates in early states of mine development;

•	uncertainties as to title to our properties and the availability of sufficient properties to allow for planned activities at El Chanate in Mexico and at Leadville in Colorado;

•	variations in ore grade and other characteristics affecting mining, crushing, milling and smelting operations and mineral recoveries;

•	geological, metallurgical, technical, permitting, mining and processing problems;

•	the availability and timing of acceptable arrangements for power, transportation, mine construction, contract mining, water and smelting; the availability, terms conditions and timing of required government approvals;

•	uncertainties regarding future changes in tax and foreign-investment legislation or implementation of existing tax and foreign-investment legislation;

•	the availability of experienced employees; and

•	political instability, violence and other risks associated with operating in a country like Mexico with a developing economy.

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

Results of Operation

General

Sonora, Mexico

During the quarter ended October 31, 2004, we continued to analyze the El Chanate concessions in Mexico. Our property holdings there consist of 14 contiguous, high priority concessions totaling approximately 3,497 hectares (8,642 acres or 13.5 square miles). Further exploration and development of the El Chanate project, assuming it is economically feasible, will mostly occur on these concessions owned by us. We also own outright 466 hectares (1,151 acres or 1.8 square miles) of surface rights at El Chanate and no third party ownership or leases exist on this fee land or the El Chanate concessions.

In August 2003, M3 Engineering of Tucson, Arizona completed a feasibility study (the “Study”) on the El Chanate concessions. Based on 253 drill holes and more than 22,000 gold assays, the study provides details for an open pit gold mine. The Study indicates that at a gold price of $325, the initial open pit project contains proven and probable reserves of 358,000 ounces of gold contained within 13.5 million metric tonnes of ore with an average grade of 0.827 grams/tonne. It estimated that the mine could recover approximately 48,000 - 50,000 ounces of gold per year over a five year mine life.

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

Pursuant to the Study, based on the current reserve calculations, the mine life is estimated to be 62 months. The study forecasts initial capital costs of $13.8 million, which includes $2.1 million of working capital. Average initial annual production is planned at approximately 48,000 to 50,000 ounces per year at an average operating cash cost of $229 per ounce. This cash cost may decrease as the production rate increases. Total costs will vary depending upon the price of gold (due to the nature of underlying payment obligations to the original owner of the property); they are estimated to range between $292 per ounce at a gold price of $310 per ounce and $299 per ounce at a gold price of $370 per ounce. We will be working on measures to attempt to reduce costs going forward. Reserves and production rates are based on a gold price of $325 per ounce, which is the Base Case of the Study. Between January 1, 2004 and November 30, 2004, the fixed price for gold on the London Exchange has fluctuated between $373 and $453 per ounce.

Management believes that the capital costs to establish a surface, heap leach mining operation at El Chanate may approximate $16 million. Financing, is being sought through bank loans, the sale of equity and/or joint venturing. In this regard, we had executed a royalty financing term sheet with Royal Gold, Inc., of Denver, Colorado to supply the $13.8 million, as specified in the Study. However, in April 2004, we and Royal Gold mutually agreed not to proceed because the parties could not agree on final terms. We believe that equity financing may provide certain attractive alternative sources of project funding and we are exploring those possibilities. Unless and until we obtain adequate financing on acceptable terms, we will not be able to move forward with full-scale construction of the mine. Even if we are able to obtain adequate financing, there can be no assurance that we will be able to establish and open a mine at El Chanate or that any mining will be profitable.

Management believes the project will benefit substantially from rising gold prices, which are currently well above $400 per ounce. Mineralized material previously below operating cut-off gold grades could possibly become economic if future engineering studies support lowering the cutoff grade due to gold prices substantially above the $325 per ounce used in the feasibility study to define the proven and probable reserves mentioned above. We are currently looking at equipment and processing techniques that may be capable of supporting higher production rates that may be justified due to rising gold prices.

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

In May 2004, three core holes were drilled at El Chanate to define gold grades, to obtain metallurgical samples from siltstone hosted ores, and to evaluate previous deep drilling results by Anglo Gold in the Los Dos Virgens Zone. Two of the core holes tested and confirmed the presence of gold in the deep Los Dos Virgens Zone that lies below the level of the planned open pit. This zone was previously identified by Anglo Gold’s reverse circulation drilling and, with increasing gold prices, we are analyzing with core drilling the conditions that might allow an enlarged open pit to include ores from the Los Dos Virgens zone. The third core hole was drilled in the main high grade part of the deposit to obtain ore samples for metallurgical column testing from siltstone host rocks.

Metallurgical column test studies are now underway at Metcon’s laboratories in Tucson Arizona to determine the optimal conditions at El Chanate for recovering gold from within siltstone host rocks using heap leach technology. The siltstone drill core samples are being tested at crush sizes of 100 percent –3/8 inch and 100 percent –1/4 inch, and these column tests are showing encouraging recovery rates. If these gold recoveries are within an economic range and with rising gold prices, management believes the ore reserves may be increased beyond the level currently published in the feasibility study. While we are optimistic about the results, there can be no assurance that improved gold recoveries will result in an increase in reserves.

In January 2004, we received permits from the Mexican Department of Environmental Affairs and Natural Resources necessary to begin construction of the El Chanate gold mining project. These permits also cover the operation of a heap-leach gold recovery system.

Leadville, Colorado

During the three months ended October 31, 2004, as during the prior fiscal year ended July 31, 2004, activity at our Leadville, Colorado properties consisted principally of mine maintenance. Primarily as a result of our focus on El Chanate, we temporarily reduced to a minimum activity in Leadville, Colorado. During the year ended July 31, 2002, we performed a review of our Leadville mine and mill improvements and determined that an impairment loss should be realized. Therefore, we significantly reduced the carrying value of certain assets relating to our Leadville, Colorado assets by $999,445. During the year ending July 31, 2004, we again performed a review of our Colorado mine and mill improvements and determined that an additional impairment loss should be recognized. Accordingly, we further reduced the net carrying value to $0, recognizing an additional loss of $300,000.

Between November 1, 2002 and December 1, 2003, we conditionally acquired 61 properties in Leadville, Colorado having a gross acreage of approximately 342 acres. Some of the properties are classified as residential and others are classified as mining. All were purchased at the Lake County, Colorado, tax sale for the back taxes due on the properties. We paid an aggregate of approximately $25,100 for the properties. Of these properties, we let 9 lapse and, with regard to 11 of these properties, we were paid off by the property owners and we received back our payments for these properties, plus interest at 11% or 12%, depending on the year of redemption.

If a property owner does not pay his property taxes the county treasurer has the right to put the property up for auction at an advertised county tax sale. Sometimes, the property owner will ask the treasurer to postpone the auction of the property for a year with the promise to pay soon. If taxes are still not paid, the auction bidder will be required to pay two years of taxes. If we pay the ‘back taxes’ and then ‘current year’ taxes for four consecutive years, and apply for a treasurer’s deed, our ownership of a given property purchased at tax sale is final, and the deed is transferred to us. If the property owner can pay the back taxes, he is required to pay us the back taxes plus interest. The current back tax interest rate is 12% in Lake County.

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

Revenues

We generated no revenues from mining operations during the three months ended October 31, 2004 and 2003. There were de minimis non-operating revenues during the three months ended October 31, 2004 and 2003 of approximately $5,140 and $174, respectively. These non-operating revenues primarily represent interest income and proceeds of equipment sales in 2004.

Costs and Expenses

Over all costs and expenses during the three months ended October 31, 2004 ($361,235) increased by $42,616 (approximately 13%) from the three months ended October 31, 2003 ($318,619). The primary reason for the increase during the three months ended October 31, 2004 was increases in mine and in selling, general and administrative expenses, offset by a small decrease in stock based compensation.

Mine expenses during the three months ended October 31, 2004 ($179,968) increased by $33,638 (approximately 23%) from the three months ended October 31, 2003 ($146,330). We believe that the increase in mine expenses resulted primarily from increased professional and engineering costs.

Selling, general and administrative expenses during the three months ended October 31, 2004 ($152,007) increased by $12,252 (approximately 9%) from the three months ended October 31, 2003 ($139,255). We believe that the increase in selling, general and administration expenses resulted primarily from an increase in investment banking services during the three months ended October 31, 2004.

Stock based compensation during the three months ended October 31, 2004 was $29,620 compared to $33,034 for the three months ended October 31, 2003.

Net Loss

As a result, our net loss for the three months ended October 31, 2004 was $356,095, which was $62,198 greater than our $293.897 net loss for the three months ended October 31, 2003.

Loss from Changes in Foreign Exchange Rates

During the three months ended October 31, 2004, we recorded equity adjustments from foreign currency translations of approximately $5,900. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar.

Liquidity and Capital Resources; Plan of Operations

As of October 31, 2004, we had working capital of $153,724. Our plans over the next 12 months primarily include the cost of engineering, water and construction of the El Chanate open-pit gold mine in Mexico, administration and holding costs in Colorado and general administrative costs in New York.

Our primary source of funds used during the quarter ended October 31, 2004 was from the sale and issuance of common stock for gross proceeds of approximately $227,000.

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

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have recurring losses from operations and operating cash constraints that raise substantial doubt about our ability to continue as a going concern.

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

Part of the Leadville Mining District has been declared a federal Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Superfund Amendments and Reauthorization Act of 1986. Several mining companies and one individual were declared defendants in a possible lawsuit. We were not named a defendant or Principal Responsible Party. We did respond in full detail to a lengthy questionnaire prepared by the Environmental Protection Agency (“EPA”) regarding our proposed procedures and past activities in November 1990. To our knowledge, the EPA has initiated no further comments or questions.

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

Application Of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include impairment of long-lived assets, accounting for stock-based compensation and environmental remediation costs.

In accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” we review our long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. During the year ended July 31, 2002, we performed a review of our Colorado mine and mill improvements and determined that an impairment loss should be recognized. Accordingly, at July 31, 2002, we reduced by $999,445 the net carrying value of certain assets relating to our Leadville, Colorado facility to $300,000, and further reduced the net carrying value to $0 at July 31, 2004, which approximates management’s estimate of fair value.

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at October 31, 2004.

Risk Factors

Our business operations and our securities are subject to a number of substantial risks, including those described below. If any of the these or other risks actually occur, our business, financial condition and operating results, as well as the trading price or value of our securities could be materially adversely affected.

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

Further exploration and development of the mineral properties in which we hold interests depends upon our ability to obtain financing through

•	bank or other debt financing,

•	equity financing,

•	strategic partner joint venturing or

•	other means.

Failure to obtain additional financing on a timely basis could cause us to forfeit all or parts of our interests in some or all of the El Chanate concessions and our Leadville properties, and reduce or terminate our operations.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this quarterly report have been prepared.

Our consolidated financial statements for the year ended July 31, 2004 included in our form 10-KSB for the year ended as of that date, and the financial statements for the quarter ended October 31, 2004 contained in this quarterly report on form 10-QSB, and filed with the Commission, have been prepared on the basis of accounting principles applicable to a going concern. Our auditors’ report on the consolidated financial statements contained in our Form 10-KSB includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Neither our July 31, 2004 financial statements nor our October 31, 2004 quarterly unaudited financial statements include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

Our ability on a going forward basis to discover viable and economic mineral reserves is subject to numerous factors, most of which are beyond our control and are not predictable.

Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful. Any gold exploration program entails risks relating to

•	the location of economic ore bodies,

•	development of appropriate metallurgical processes,

•	receipt of necessary governmental approvals and

•	construction of mining and processing facilities at any site chosen for mining.

The commercial viability of a mineral deposit is dependent on a number of factors including:

•	the price of gold,

•	exchange rates,

•	the particular attributes of the deposit, such as its

• size,

• grade and

• proximity to infrastructure,

•	financing costs,

•	taxation,

•	royalties,

•	land tenure,

•	land use,

•	water use,

•	power use,

•	importing and exporting gold and

•	environmental protection.

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

Our only current properties are the El Chanate concessions and our Leadville properties. At present, we are not doing any substantive work at our Leadville properties. Our El Chanate concessions are owned by one of our wholly-owned subsidiaries, Oro de Altar. Santa Rita, another of our Mexican subsidiaries, leases the land and claims at El Chanate from Oro de Altar. FG, our former joint venture partner, has the right to receive five percent of Santa Rita’s annual dividends, when declared. We currently do not have operations on either of our properties, and we must commence such operations to receive revenues. Accordingly, we are dependent upon the success of the El Chanate concessions.

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

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold. Gold prices fluctuate on a daily basis. Between January 1, 2004 and November 30, 2004, the fixed price for gold on the London Exchange has fluctuated between $373 and $453 per ounce. Gold prices are affected by numerous factors beyond our control, including:

•	the level of interest rates,

•	the rate of inflation,

•	central bank sales,

•	world supply of gold and

•	stability of exchange rates.

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

Changes in regulatory or political policy could adversely affect our exploration and future production activities.

Any changes in government policy may result in changes to laws affecting:

•	ownership of assets,

•	land tenure,

•	mining policies,

•	monetary policies,

•	taxation,

•	rates of exchange,

•	environmental regulations,

•	labor relations,

•	repatriation of income and

•	return of capital.

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

Compliance with environmental regulations could adversely affect our exploration and future production activities.

With respect to environmental regulation, environmental legislation generally is evolving in a manner which will require:

•	stricter standards and enforcement,

•	increased fines and penalties for non-compliance,

•	more stringent environmental assessments of proposed projects and

•	a heightened degree of responsibility for companies and their officers, directors and employees.

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

Mining Risks and Potential Inadequacy of Insurance Coverage could adversely affect us.

If and when we commence mining operations at any of our properties, such operations will involve a number of risks and hazards, including:

•	environmental hazards,

•	industrial accidents,

•	labor disputes,

•	metallurgical and other processing,

•	unusual and unexpected rock formations,

•	ground or slope failures,

•	cave-ins,

•	acts of God,

•	mechanical equipment and facility performance problems and

•	the availability of materials and equipment.

Such risks could result in:

•	damage to, or destruction of, mineral properties or production facilities,

•	personal injury or death,

•	environmental damage,

•	delays in mining,

•	monetary losses and

•	possible legal liability.

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

We face risks normally associated with any conduct of business in foreign countries with respect to our El Chanate project in Sonora, Mexico, including various levels of political and economic risk. The occurrence of one or more of these events could have a material adverse impact on our efforts or future operations which, in turn, could have a material adverse impact on our future cash flows, earnings, results of operations and financial condition. These risks include the following:

•	labor disputes,

•	invalidity of governmental orders,

•	uncertain or unpredictable political, legal and economic environments,

•	war and civil disturbances,

•	changes in laws or policies,

•	taxation,

•	delays in obtaining or the inability to obtain necessary governmental permits,

•	governmental seizure of land or mining claims,

•	limitations on ownership,

•	limitations on the repatriation of earnings,

•	increased financial costs,

•	import and export regulations, including restrictions on the export of gold, and

•	foreign exchange controls.

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

Gifford A Dieterle, our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Taking into account our limited resources and current business operations he concluded that the controls and procedures were effective as of October 31, 2004 to ensure that material information was accumulated and communicated to him and our other management, as appropriate to allow timely decisions regarding required disclosure. During the quarter ended October 31, 2004, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings.

                                None.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended October 31, 2004, we issued the following shares of our Common Stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: We sold 1,926,732 shares for $226,820 to 22 persons. Also, during the three months ended October 31, 2004, we issued 259,507 shares of common stock for services rendered, and we issued 151,666 shares of common stock as commissions on the sales of common stock.

Item 3.        Defaults Upon Senior Securities.

                                None.

Item 4         Submission of Matters to a Vote of Security Holders.

                                None.

Item 5.        Other Information.

                                None.

Item 6.        Exhibits.

Exhibits:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer

Reports on Form 8-K: None.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CAPITAL GOLD CORPORATION
Registrant

By:	/s/ Gifford A. Dieterle
—————————————————
Gifford A. Dieterle President/Treasurer

Date: December 20, 2004