Form 10QSB
period 2005-01-31
CAPITAL GOLD CORP
filed 2005-03-17
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 2005

                                       OR

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                Class                         Outstanding at March 14, 2005
---------------------------------------       -----------------------------

Common Stock, par value $.001 per share                 89,751,939

Transitional Small Business Format (check one); Yes |_| No |X|

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals), which we consider necessary for the fair presentation of results for the three and six months ended January 31, 2005.

      Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2004.

      The results reflected for the three and six months ended January 31, 2005 are not necessarily indicative of the results for the entire fiscal year.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2005
                                   (Unaudited)

                                      ASSETS
   Current Assets:
     Cash and Cash Equivalents                                                   $    108,206
     Loans Receivable -Affiliate                                                       28,598
     Loans Receivable - Others                                                          4,465
     Prepaid Expenses                                                                   6,144
     Marketable Securities                                                            140,000
     Other Current Assets                                                              51,756
                                                                                 ------------
        Total Current Assets                                                          339,169
                                                                                 ------------

   Mining Concessions                                                                  44,780
                                                                                 ------------

   Other Assets:
     Other Investments                                                                 13,797
     Mining Reclamation Bonds                                                          35,550
     Security Deposits                                                                  8,435
                                                                                 ------------
        Total Other Assets                                                             57,782
                                                                                 ------------

   Total Assets                                                                  $    441,731
                                                                                 ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
     Accounts Payable                                                            $    190,174
     Accrued Expenses                                                                 163,523
                                                                                 ------------
        Total Current Liabilities                                                     353,697
                                                                                 ------------

   Commitments and Contingencies

   Stockholders' Equity:
     Common Stock, Par Value $.001 Per Share;
       Authorized 150,000,000 shares; Issued and
       Outstanding 62,151,939 Shares                                                   62,151
     Additional Paid-In Capital                                                    25,355,004
     Deficit Accumulated in the Development Stage                                 (25,451,476)
Accumulated Other Comprehensive Income (Loss)                                         122,355
                                                                                 ------------
        Total Stockholders' Equity                                                     88,034
                                                                                 ------------

   Total Liabilities and Stockholders' Equity                                    $    441,731
                                                                                 ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                         For the Period
                                               Three Months Ended               Six Months Ended        September 17,1982
                                                   January 31,                      January 31,             (Inception)
                                           ----------------------------    ----------------------------         To
                                               2005            2004            2005            2004      January 31, 2005
                                           ------------    ------------    ------------    ------------  ----------------
Revenues                                   $         --    $         --    $         --    $         --    $         --
Costs and Expenses:
 Mine Expenses                                  137,087         137,812         317,055         284,142       7,129,589
 Write-Down of Mining, Milling and Other
   Property and Equipment                            --              --              --              --       1,299,445
 Selling, General and Administrative
   Expenses                                     225,091         195,273         377,098         334,528       9,264,287
 Stock Based Compensation                       158,584              --         187,844          33,034       9,380,587
 Depreciation                                        --              --              --              --         367,726
                                           ------------    ------------    ------------    ------------    ------------
      Total Costs and Expenses                  520,762         333,085         881,997         651,704      27,441,634
                                           ------------    ------------    ------------    ------------    ------------

Loss from Operations                           (520,762)       (333,085)       (881,997)       (651,704)    (27,441,634)
                                           ------------    ------------    ------------    ------------    ------------

Other Income (Expense):
 Interest Income                                    415             706             650             880         754,165
 Miscellaneous                                    3,095           6,905           8,000           6,905          40,677
 Gain on Sale of Property and Equipment              --              --              --              --          46,116
 Gain on Sale of Subsidiary                          --              --              --              --       1,907,903
 Option Payment                                      --              --              --              --          70,688
 Loss on Write-Off of Investment                     --              --              --              --         (10,000)
 Loss on Joint Venture                               --              --              --              --        (901,700)
 Loss on Option                                      --              --              --              --         (50,000)
 Loss on Other Investments                           --              --              --              --          (3,697)
 Loss on Write -Off of Minority Interest             --              --              --              --        (150,382)
                                           ------------    ------------    ------------    ------------    ------------
        Total Other Income (Expense)              3,510           7,611           8,650           7,785       1,703,770
                                           ------------    ------------    ------------    ------------    ------------

Loss Before Minority Interest                  (517,252)       (325,474)       (873,347)       (643,919)    (25,737,864)
Minority Interest                                    --          26,672              --          51,220         286,388
                                           ------------    ------------    ------------    ------------    ------------
Net Loss                                   $   (517,252)   $   (298,802)   $   (873,347)   $   (592,699)   $(25,451,476)
                                           ============    ============    ============    ============    ============
Net Loss Per Common Share - Basic and
Diluted                                    $      (0.01)   $      (0.01)   $      (0.01)   $      (0.01)
                                           ============    ============    ============    ============
Weighted Average Common Shares
Outstanding                                  61,030,133      49,995,105      59,841,750      47,572,665
                                           ============    ============    ============    ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                    For The                 For The Period
                                                               Six Months Ended           September 17, 1982
                                                                  January  31,               (Inception)
                                                           ----------------------------           To
                                                                2005            2004       January 31, 2005
                                                           ------------    ------------    ----------------
Cash Flow From Operating Activities:
  Net Loss                                                 $   (873,347)   $   (592,699)     $(25,451,476)
  Adjustments to Reconcile Net Loss to
    Net Cash (Used) By Operating Activities:
      Depreciation                                                   --              --           367,726
      Gain on Sale of Subsidiary                                     --              --        (1,907,903)
      Minority Interest in Net Loss of Subsidiary                    --         (51,220)         (286,388)
      Write-Down of Impaired Mining, Milling and Other
        Property and Equipment                                       --              --         1,299,445
       Gain on Sale of Property and Equipment                        --              --           (46,116)
       Loss on Write-Off of Investment                               --              --            10,000
       Loss on Joint Venture                                         --              --           901,700
       Loss on Write-Off of Minority Interest                        --              --           150,382
      Value of Common Stock Issued for Services                  29,260              --         2,843,153
      Stock Based Compensation                                  158,584          33,034         9,380,587
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Prepaid Expenses                   2,350          (5,529)           (6,144)
        (Increase) Decrease in Other Current Assets             (21,508)         (1,985)          (51,756)
        (Increase) in Security Deposits                              --          (1,164)           (8,435)
        Increase (Decrease) in Accounts Payable                 102,088         (61,563)          182,357
        Increase (Decrease) in Accrued Expenses                  47,450         (69,325)           40,979
                                                           ------------    ------------      ------------

Net Cash (Used) By Operating Activities                        (555,123)       (750,451)      (12,581,889)
                                                           ------------    ------------      ------------

Cash Flow From Investing Activities:
  (Increase) in Other Investments                                (3,907)         (6,531)          (13,797)
  Purchase of Mining, Milling and Other Property and
    Equipment                                                        --              --        (1,705,650)
  Proceeds on Sale of Mining, Milling and Other Property
    and Equipment                                                    --              --            83,638
  Proceeds From Sale of Subsidiary                                   --              --         2,131,616
  Expenses of Sale of Subsidiary                                     --              --          (101,159)
  Advance Payments - Joint Venture                                   --              --            98,922
  Investment in Joint Venture                                        --              --          (101,700)
  Investment in Privately Held Company                               --              --           (10,000)
  Net Assets of Business Acquired (Net of Cash)                      --              --           (42,130)
  Investment in Marketable Securities                                --              --           (50,000)
                                                           ------------    ------------      ------------

Net Cash Provided By (Used) In Investing Activities              (3,907)         (6,531)          289,740
                                                           ------------    ------------      ------------

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


                                                               For The                For The Period
                                                           Six Months Ended         September 17, 1982
                                                              January 31,               (Inception)
                                                     ----------------------------            To
                                                         2004            2003        January 31, 2005
                                                     ------------    ------------   ------------------
Cash Flow From Financing Activities:
  (Increase) in Loans Receivable -Affiliate          $       (750)   $     (6,607)      $    (28,598)
  Increase (Decrease) in Loans Receivable - Others         (2,400)            650             (4,465)
  Increase in Loans Payable - Officers                         --              --             18,673
  Repayment of Loans Payable - Officers                        --              --            (18,673)
  Increase in Note Payable                                     --              --             11,218
  Payments of Note Payable                                     --              --            (11,218)
  Proceeds From Issuance of Common Stock                  458,319         947,597         12,493,918
  Commissions on Sale of Common Stock                          --              --             (5,250)
  Expenses of Initial Public Offering                          --              --           (408,763)
  Capital Contributions - Joint Venture Subsidiary             --         100,156            304,564
  Purchase of Certificate of Deposit - Restricted              --              --             (5,000)
  (Purchase) of Mining Reclamation Bonds                       --              --            (30,550)
                                                     ------------    ------------       ------------

Net Cash Provided By Financing Activities                 455,169       1,041,796         12,315,856
                                                     ------------    ------------       ------------

Effect of Exchange Rate Changes                             3,624          75,130             84,499
                                                     ------------    ------------       ------------
Increase (Decrease) In Cash and Cash Equivalents         (100,237)        359,944            108,206

Cash and Cash Equivalents - Beginning                     208,443         246,410                 --
                                                     ------------    ------------       ------------

Cash and Cash Equivalents - Ending                   $    108,206    $    606,354       $    108,206
                                                     ============    ============       ============

Supplemental Cash Flow Information:
  Cash Paid For Interest                             $         --    $         --                 --
                                                     ============    ============       ============

  Cash Paid For Income Taxes                         $         --    $         --       $     32,155
                                                     ============    ============       ============

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                         $     23,240    $         --       $    445,535
                                                     ============    ============       ============

  Issuance of Common Stock as Payment for Mining,
    Milling and Other Property and Equipment         $         --    $         --       $      4,500
                                                     ============    ============       ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Gold Corporation and its subsidiaries, which are wholly and majority owned. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position and results of operations and cash flows for the periods presented.

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

Management determines the appropriate classification of all securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company has classified its marketable equity securities as available for sale securities and has recorded such securities at fair value. The Company uses the specific identification method to determine realized gains and losses. Unrealized holding gains and losses are excluded from earnings and, until realized, are reported as a separate component of stockholders' equity.

Marketable securities are classified as current assets and are summarized as follows:

        Marketable equity securities, at cost                  $ 50,000
                                                               ========

        Marketable equity securities, at fair value            $140,000
                                                               ========

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (Unaudited)

NOTE 3 - Stockholders' Equity

      Common Stock

At various stages in the Company's development, shares of the Company's common stock have been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of the services provided or property received.

During the six months ended January 31, 2005, the Company issued 3,929,610 shares for gross proceeds of $458,319. During the six months ended January 31, 2005 the Company issued 259,507 shares of common stock for services rendered valued at $29,260. During the six months ended January 31, 2005 the Company issued 193,666 shares of common stock valued at $23,240 as commissions on the sale of common stock. During the six months ended January 31, 2005 the Company granted options to purchase 550,000 shares of common stock. The Company recognized approximately $159,000 of stock based compensation relating to the options granted.

NOTE 4 - Other Comprehensive Income (Loss) - Supplemental Non-Cash Investing Activities

Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and unrealized gains on available-for-sale securities and is summarized as follows:

            Balance - July 31, 2004                         $ 88,739
              Equity Adjustments from Foreign
                Currency Translation                           3,616
              Unrealized Gains on Available-for-
                Sale Securities                               30,000
                                                            --------

            Balance - January 31, 2005                      $122,355
                                                            ========

NOTE 5 - Subsequent Events (Unaudited)

      February 2005 Private Placement

Pursuant to a private placement that closed in February 2005 we issued 27,200,004 shares of our common stock and warrants to purchase an aggregate of up to 27,200,004 shares of our common stock for an aggregate gross purchase price of approximately $6.8 million and we received approximately $6.1 million in net proceeds. The Warrant issued to each purchaser is exercisable for one share of our common stock, at an exercise price equal to $.30 per share. Each Warrant has a term of two years and is fully exercisable from the date of issuance. We issued to the placement agent two year warrants to purchase up to 2,702,000 shares of our common stock at an exercise price of $.25 per share. Such placement agent warrants are valued at approximately $414,000 using the Black-Scholes option pricing method.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (Unaudited)

NOTE 5 - Subsequent Events (Continued)

      February 2005 Private Placement (Continued)

Pursuant to our agreement with the investors, we filed with the Securities and Exchange Commission a registration statement covering resales of the foregoing shares and shares issuable upon the exercise of the foregoing warrants (collectively, the "registrable shares"). We also agreed to prepare and file all amendments and supplements necessary to keep the registration statement effective until the earlier of the date on which the selling stockholders may resell all the registrable shares covered by the registration statement without volume restrictions pursuant to Rule 144(k) under the Securities Act or any successor rule of similar effect and the date on which the selling stockholders have sold all the shares covered by the registration statement.

In addition, we agreed to have our common stock listed for trading on the Toronto Stock Exchange or the TSX Venture Exchange.

If our common stock is not listed for trading on the Toronto Stock Exchange or the TSX Venture Exchange or the registration statement is not declared effective by the SEC within 180 days after February 8, 2005, then we will be required to issue to these selling stockholders an additional number of shares of our common stock that is equal to 20% of the number of shares acquired by them in the private placement. In addition, if the registration statement is not declared effective by the SEC within 180 days after February 8, 2005 or, after the registration statement is declared effective by the SEC, subject to certain exceptions, sales of all shares so registered cannot be made pursuant to the registration statement, then we will be required to pay to these selling stockholders in cash or, at our option in shares, their pro rata share of 0.0833% of the aggregate market value of the registrable shares held by these selling stockholders for each month thereafter until the registration statement is declared effective or sales of the registrable shares can again be made pursuant to the registration statement, as the case may be.

      Project Finance Facility

On February 2, 2005, we mandated Standard Bank London Limited as the exclusive arranger of a project finance facility of up to US$10 million for our El Chanate gold mining project and associated hedging. We anticipate that Standard Bank will administer the loan and the hedging throughout the construction and operational phases of the project.

Although the specific terms of the proposed financing are subject to alteration, we anticipate, among other things, that the loan would mature in five years after the initial draw and bear interest at a rate linked to the 1,2,3 or 6 month Libor rate. The loan would be secured by our assets and supported by our guarantee. In addition, we will be required to deposit all cash proceeds we receive from operations and other sources in an off-shore account. Absent default by us under the finance documents, we may use funds from this account for specific purposes such as approved operating costs, budgeted capital expenditures, hedging costs and funds payable to Standard Bank under the finance documents. We would be required to meet and maintain certain financial covenants and we would be required to conform to certain negative covenants such as restrictions on sale of assets. We also would be required to enter into a gold price protection program that mitigates the gold price risk by purchasing price protection in a manner satisfactory to the lender.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (Unaudited)

NOTE 5 - Subsequent Events (Continued)

      Project Finance Facility (Continued)

As required by the mandate, we issued to Standard Bank 1,000,000 common stock purchase warrants and paid an initial cash fee of $100,000. Such warrants have been valued at approximately $253,000 using the Black-Scholes option pricing model and will be reflected as deferred financing costs as a reduction of stockholders' equity on the Company's balance sheet. Such costs will be amortized to operations over the life of the debt and in the event the transaction with Standard Bank is not consummated, such costs will be charged to operations immediately. The initial cash fee of $100,000 will be recorded as prepaid debt issuance costs on the Company's balance sheet. Such costs will be amortized to operations over the life of the debt and in the event the transaction with Standard Bank is not consummated, such costs will be charged to operations immediately. If Standard Bank determines to proceed with the funding, we will be required to pay certain additional fees of $300,000 and issue to Standard Bank an additional 14,600,000 common stock purchase warrants.

Per our arrangement with Standard Bank, the shares issuable upon exercise of the 1,000,000 common stock purchase warrants have been included in the registration statement (discussed above in "February 2005 Private Placement") filed with the Securities and Exchange Commission covering their public resale. We also will be required to so register the shares issuable upon exercise of the additional 14,600,000 warrants if and when these warrants are issued. The warrants may be exercised at a price equivalent to the lower of a) $.32 per share and b) the Company's common share price at the closing date, but in no case less than $.30 per share.

This mandate is not a commitment to provide the funding. Funding is subject to satisfactory completion of due diligence, approvals from Standards Bank's credit committee and execution of definitive documentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement on Forward-Looking Statements

Certain statements in this report constitute "forwarding-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. All statements other than statements of historical fact, included in this report regarding our financial position, business and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding exploration and mine development and construction plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms or other sources of funding, and the timing of additional tests, feasibility studies and environmental permitting are all forward-looking in nature.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to, the factors discussed below in "Risk Factors" which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this report. We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                              Results of Operation

General

Sonora, Mexico

During the quarter ended January 31, 2005, we continued to analyze the El Chanate concessions in Mexico. We made preparations to purchase a production water well and a right of way for a road, pipeline and electricity. Our property holdings there consist of 14 contiguous, high priority concessions totaling approximately 3,497 hectares (8,642 acres or 13.5 square miles). We also own outright 466 hectares (1,151 acres or 1.8 square miles) of surface rights at El Chanate and no third party ownership or leases exist on this fee land or the El Chanate concessions.

In February 2005, subsequent to the end of our second fiscal quarter, we raised approximately $6.1 million in a private placement and we mandated Standard Bank London Limited as the exclusive arranger of a project finance facility of up to US$10 million for our El Chanate project. This mandate is not a commitment to provide the funding. Funding is subject to satisfactory completion of due diligence, approvals from Standard Bank's credit committee and execution of definitive documentation.

We plan to construct a surface gold mine and facility at El Chanate capable of producing about 2.6 million metric tons per year of ore and about 48,000 to 50,000 ounces of gold per year, over a five year mine life, at a targeted cash cost of less than $230 per ounce. Current plans include the construction of a road suitable for heavy equipment to travel to the mine site. Assuming final negotiations are successful with property owners, road construction could begin in late March 2005. Water rights have been identified and negotiations are underway for acquiring the necessary amounts of water required for by the project. New sources of crushing equipment have been identified and bids from possible crushing contractors are being evaluated. We are following the feasibility study for the project prepared by M3, which contains a mining rate of 7,500 metric tonnes per day of ore, however we have commissioned M3 Engineering of Tucson, Arizona to analyze the benefits of expanded production rates. In addition, we are interviewing firms to provide contract mining services for the El Chanate project.

M3 completed the feasibility study in August 2003. Based on 253 drill holes and more than 22,000 gold assays, the study provides details for an open pit gold mine. The Study indicates that at a gold price of $325, the initial open pit project contains proven and probable reserves of 358,000 ounces of gold contained within 13.5 million metric tonnes of ore with an average grade of
0.827 grams/tonne. It estimated that the mine could recover approximately 48,000
- 50,000 ounces of gold per year over a five year mine life.

The study assumes a production rate of 2.6 million tonnes of ore per year or 7,500 tonnes per day, operating at 345 days per year. The processing plan for this open pit heap leach gold project calls for crushing the ore to 100% minus 3/8 inch. Carbon columns will be used to recover the gold.

Pursuant to the Study, based on the current reserve calculations, the mine life is estimated to be 62 months. The study forecasts initial capital costs of $13.8 million, which includes $2.1 million of working capital. Average initial annual production is planned at approximately 48,000 to 50,000 ounces per year at an average operating cash cost of $229 per ounce. As discussed below, we currently estimate the cost to be approximately $15.8 million (see, "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations" ). The cash cost may decrease as the production rate increases. Total costs will vary depending upon the price of gold (due to the nature of underlying payment obligations to the original owner of the property); they are estimated to range between $292 per ounce at a gold price of $310 per ounce and $299 per ounce at a gold price of $370 per ounce. We will be working on measures to attempt to reduce costs going forward. Reserves and production rates are based on a gold price of $325 per ounce, which is the Base Case of the Study. Between January 1, 2004 and December 30, 2004, the fixed price for gold on the London Exchange has fluctuated between $373 and $455 per ounce. Between January 1, 2005 and February 28, 2005, the fixed price for gold on the London Exchange has fluctuated between $411.10 and $436.65 per ounce.

As of the date hereof, management believes that the capital costs to establish a surface, heap leach mining operation at El Chanate may approximate $15.8 million. We anticipate that the requisite funds will be available from the net proceeds of our February 2005 private placement and the potential project finance facility of up to US$10 million. To the extent that additional funds are required, we intend to raise such funds through bank financing, the sale of our securities, the sale of a royalty interest in the future production from the Chanate properties and/or joint venturing with one or more strategic partners.

In March 2005, we retained David Loder, P.E. as the General Manager of the El Chanate open-pit gold mining project. Mr. Loder is a registered professional mining engineer with over 30 years experience in the mining industry, spending the last 15 years managing open-pit gold heap leach operations. He has been a General Manager responsible for the overall planning and start-up for open-pit gold mining operations in Sonora, Mexico and elsewhere in Latin America.

Leadville, Colorado

We own or lease a number of claims and properties, all of which are located in California Mining District, Lake County, Colorado, Township 9 South, Range 79. During the quarter ended January 31, 2005, activity at our Leadville, Colorado properties consisted primarily of mine maintenance. Primarily as a result of our focus on El Chanate, we ceased activities in Leadville, Colorado. During the year ended July 31, 2002, we performed a review of our Leadville mine and mill improvements and determined that an impairment loss should be realized. Therefore, we significantly reduced the carrying value of certain assets relating to our Leadville, Colorado assets by $999,445. During the year ending July 31, 2004, we again performed a review of our Colorado mine and mill improvements and determined that an additional impairment loss should be recognized. Accordingly, we further reduced the net carrying value to $0, recognizing an additional loss of $300,000.

Revenues

We generated no revenues from mining operations during the three months ended January 31, 2005 and 2004. There were de minimis non-operating revenues during the three months ended January 31, 2005 and 2004 of approximately $3,500 and $7,600, respectively. During the six months ended January 31, 2005 and 2004, there were de minimis non-operating revenues of approximately $8,700 and $7,800, respectively. These non-operating revenues primarily represent interest income and proceeds of equipment sales

Costs and Expenses

Over all costs and expenses during the three months ended January 31, 2005 ($520,762 increased by $187,677 (approximately 56%) from the three months ended January 31, 2004 ($333,085). The primary reason for the increase during the three months ended January 31, 2005 was increases in general and administrative expenses, and an increase in stock based compensation. Over all costs and expenses during the six months ended January 31, 2005 ($881,997) increased by $230,923 (approximately 35%) from the six months ended January 31, 2004 ($651,704). The primary reason for the increase during the six months ended January 31, 2005 was increases in mine and in selling, general and administrative expenses, and an increase in stock based compensation.

Mine expenses during the three months ended January 31, 2005 ($137,087) did not change materially from mine expenses during the three months ended January 31, 2004 ($137,812). Mine expenses during the six months ended January 31, 2005 ($317,055) increased by $32,913 (approximately 12%) from the six months ended January 31, 2004 ($284,142). We believe that the increase in mine expenses resulted primarily from increased professional and engineering costs.

Selling, general and administrative expenses during the three months ended January 31, 2005 ($225,091) increased by $29,918 (approximately 15%) from the three months ended January 31, 2004 ($195,273). We believe that the increase in selling, general and administrative expenses resulted primarily from an increase in travel expenses during the three months ended January 31, 2005. Selling, general and administrative expenses during the six months ended January 31, 2005 ($377,098) increased by $42,570 (approximately 13%) from the six months ended January 31, 2004 ($334,528). We believe that the increase in selling, general and administrative expenses resulted primarily from an increase in travel expenses and professional fees during the six months ended January 31, 2005.

Stock based compensation during the three months ended January 31, 2005 was $158,584 compared to $-0- for the three months ended January 31, 2004. Stock based compensation during the six months ended January 31, 2005 was $187,844 compared to $33,034 for the six months ended January 31, 2004. These increases resulted from costs recognized relating to options granted for services rendered during the six months ending January 31, 2005.

Net Loss

As a result, our net loss for the three months ended January 31, 2005 was $517,252, which was $218,450 greater than our $298,802 net loss for the three months ended January 31, 2004. As a result, our net loss for the six months ended January 31, 2005 was $873,347, which was $280,648 greater than our $592,699 net loss for the six months ended January 31, 2004.

Loss from Changes in Foreign Exchange Rates

During the three and six months ended January 31, 2005, we recorded equity adjustments from foreign currency translations of approximately $3,616 and $ 26,630, respectively. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar.

Liquidity and Capital Resources; Plan of Operations

As of January 31, 2005, we had negative working capital of $15,528. As noted below we received approximately $6.1 million in net proceeds from a private placement that closed in February 2005. Our plans over the next 12 months primarily include the cost of engineering, water and construction of the El Chanate open-pit gold mine in Mexico and general administrative costs in New York.

Our planned activities over the next twelve months in Mexico, in order of priority, are as set forth below. The activities and the costs may vary materially, especially if we determine to retain contractors to perform crushing and/or mining activities or we determine to purchase new rather than used crushing or other equipment.

              Activity                                         Estimated Cost
              --------                                         --------------
Mexico
------

Crushing, leaching and carbon systems                            $ 5,700,000
Power and water systems                                            2,100,000
Trucks and other mining equipment                                  2,300,000
Engineering and planning                                           1,100,000
Ancillaries (building, shops, lab and road)                        1,100,000
General and administrative expenses and working capital            2,100,000

New York and Colorado
---------------------

General, administrative and professional expenses                  1,380,000
                                                                 -----------

                                    Total                        $15,780,000
                                                                 ===========

Historically, we have not generated any material revenues from operations and have been in a precarious financial condition. Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have recurring losses from operations. Until July 31, 2003, we had been funding our operating requirements through funds obtained from our sale of Minera Chanate. All of the proceeds from the sale have been expended. Our primary source of funds used during the quarter ended January 31, 2005 was from the sale and issuance of common stock for gross proceeds of approximately $458,000. However, as discussed below, in February 2005, we completed a private placement, netting approximately $6.1 million, and mandated Standard Bank London Limited as the exclusive arranger of a project finance facility of up to US$10 million for our El Chanate gold mining project in Sonora State, Mexico.

February 2005 Private Placement

In the private placement that closed in February 2005 we issued 27,200,004 shares of our Common Stock and warrants to purchase an aggregate of up to 27,200,004 shares of our Common Stock for an aggregate gross purchase price of approximately $6.8 million and we received approximately $6.1 million in net proceeds. The Warrant issued to each purchaser is exercisable for one share of our Common Stock, at an exercise price equal to $0.30 per share. Each Warrant has a term of two years and is fully exercisable from the date of issuance. We issued to the placement agent two year warrants to purchase up to 2,702,000 shares of our Common Stock at an exercise price of $0.25 per share. The purchasers acquired the common stock and warrants to purchase common stock directly from us in transactions exempt from the registration requirements of the federal and state securities laws. All of the securities were issued and sold solely to accredited investors, as defined in Rule 501 of Regulation D pursuant to the Securities Act.

Pursuant to our agreement with these investors, we filed with the Securities and Exchange Commission a registration statement covering resales of the foregoing shares and shares issuable upon the exercise of the foregoing Warrants (collectively, the "registrable shares"). We also agreed to prepare and file all amendments and supplements necessary to keep the registration statement effective until the earlier of the date on which the selling stockholders may resell all the registrable shares covered by the registration statement without volume restrictions pursuant to Rule 144(k) under the Securities Act or any successor rule of similar effect and the date on which the selling stockholders have sold all the shares covered by the registration statement.

In addition, we agreed to have our common stock listed for trading on the Toronto Stock Exchange. If our common stock is not listed for trading on the Toronto Stock Exchange or the registration statement is not declared effective by the SEC within 180 days after February 8, 2005, then we will be required to issue to these selling stockholders an additional number of shares of our common stock that is equal to 20% of the number of shares acquired by them in the private placement. In addition, if the registration statement is not declared effective by the SEC within 180 days after February 8, 2005 or, after the registration statement is declared effective by the SEC, subject to certain exceptions, sales of all shares so registered cannot be made pursuant to the registration statement, then we will be required to pay to these selling stockholders in cash or, at our option in shares, their pro rata share of 0.0833% of the aggregate market value of the registrable shares held by these selling stockholders for each month thereafter until the registration statement is declared effective or sales of the registrable shares can again be made pursuant to the registration statement, as the case may be.

Project Finance Facility

On February 2, 2005, we mandated Standard Bank London Limited as the exclusive arranger of a project finance facility of up to US$10 million for our El Chanate gold mining project and associated hedging. We anticipate that Standard Bank will administer the loan and the hedging throughout the construction and operational phases of the project.

Although the specific terms of the proposed financing are subject to alteration, we anticipate, among other things, that the loan would mature in five years after the initial draw and bear interest at a rate linked to the 1,2,3 or 6 month Libor rate. The loan would be secured by our assets and supported by our guarantee. In addition, we will be required to deposit all cash proceeds we receive from operations and other sources in an off-shore account. Absent default by us under the finance documents, we may use funds from this account for specific purposes such as approved operating costs, budgeted capital expenditures, hedging costs and funds payable to Standard Bank under the finance documents. We would be required to meet and maintain certain financial covenants and we would be required to conform to certain negative covenants such as restrictions on sale of assets. We also would be required to enter into a gold price protection program that mitigates the gold price risk by purchasing price protection in a manner satisfactory to the lender.

As required by the mandate, we issued to Standard Bank 1,000,000 common stock purchase warrants and paid an initial cash fee of $100,000. If Standard Bank determines to proceed with the funding, we will be required to pay certain additional fees and issue to Standard Bank an additional 14,600,000 common stock purchase warrants.

Per our arrangement with Standard Bank, the shares issuable upon exercise of the 1,000,000 common stock purchase warrants have been included in the above mentioned registration statement filed with the Securities and Exchange Commission covering their public resale. We also will be required to so register the shares issuable upon exercise of the additional 14,600,000 warrants if and when these warrants are issued.

This mandate is not a commitment to provide the funding. Funding is subject to satisfactory completion of due diligence, approvals from Standard Bank's credit committee and execution of definitive documentation.

If Standard determines not to provide the funding, we will be required to obtain such funding from another source. In addition, as discussed above, we estimate that we will need approximately $15.8 million to complete a mine at the El Chanate concessions. Accordingly, the net proceeds from the 2005 private placement and the anticipated funds from Standard Bank may not be adequate to complete construction and commence mining operations. To the extent that we need to obtain additional capital, management intends to raise such funds through bank financing, the sale of our securities, the sale of a royalty interest in the future production from the Chanate properties and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding, if needed, will be available. If we are unable to obtain needed capital from outside sources, we will be forced to reduce or curtail our operations.

Environmental Issues

Management does not expect that environmental issues will have an adverse material effect on our liquidity or earnings. In Mexico, we are not aware of any significant environmental concerns or existing reclamation requirements at the El Chanate concessions. We received the required Mexican government permits for construction, mining and processing the El Chanate ores in January 2004 and we recently received the explosive permit from the government.

We own properties in Leadville, Colorado that we have written off. Part of the Leadville Mining District has been declared a federal Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Superfund Amendments and Reauthorization Act of 1986. Several mining companies and one individual were declared defendants in a possible lawsuit. We were not named a defendant or Principal Responsible Party. We did respond in full detail to a lengthy questionnaire prepared by the Environmental Protection Agency ("EPA") regarding our proposed procedures and past activities in November 1990. To our knowledge, the EPA has initiated no further comments or questions.

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

New Accounting Pronouncements

Financial Accounting Standards Board ("FASB") Statement No. 151 "Inventory Costs-an amendment of ARB No. 43, Chapter 4", FASB Statement No. 152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67", FASB Statement No. 153, "Exchanges of Non Monetary Assets-an amendment of APB Opinion No. 29", and FASB Statement No. 123R, "Share Based Payment" were issued November 2004, December 2004, December 2004 and December 2004, respectively. FASB Statements No. 151, 152 and 153 have no current applicability to us or their effect on the consolidated financial statements would not have been significant

FASB Statement No. 123R is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance.

This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statements of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123.

This Statement is effective for us as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The provisions of this Statement will be adopted in quarter ending April 30, 2006. We are in the process of assessing the impact of adopting this Statement.

Disclosure About Off-Balance Sheet Arrangements

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

In accordance with SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," we review our long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. During the year ended July 31, 2002, we performed a review of our Colorado mine and mill improvements and determined that an impairment loss should be recognized. Accordingly, at July 31, 2002, we reduced by $999,445 the net carrying value of certain assets relating to our Leadville, Colorado facility to $300,000, and further reduced the net carrying value to $0 at July 31, 2004, which approximates management's estimate of fair value.

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs incurred or accrued at January 31, 2005.

                                  Risk Factors

We are subject to various risks that may materially harm our business, financial condition and results of operations. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.:

Risks related to our business and operations

      We have not generated any operating revenues. If we are unable to commercially develop our mineral properties, we will not be able to generate profits and our business may fail.

To date, we have no producing properties. As a result, we have no current source of operating revenue and we have historically operated and continue to operate at a loss. Our ultimate success will depend on our ability to generate profits from our properties. Our viability is largely dependent on the successful commercial development of our El Chanate gold mining project in Sonora, Mexico.

      We lack operating cash flow and rely on external funding sources. If we are unable to continue to obtain needed capital from outside sources until we are able to generate positive cash flow from operations, we will be forced to reduce or curtail our operations.

We do not generate any positive cash flow from operations and we do not anticipate that any positive cash flow will be generated for some time. Our primary focus is the development of our El Chanate project which, we anticipate, will cost approximately $15.8 million. In February 2005, we raised approximately $6.1 million in a private placement and we mandated Standard Bank London Limited as the exclusive arranger of a project finance facility of up to US$10 million for our El Chanate project. This mandate is not a commitment to provide the funding. Funding is subject to satisfactory completion of due diligence, approvals from Standard Bank's credit committee and execution of definitive documentation. We will need this finance facility or comparable funding from another source to develop the El Chanate project and commence production. The net proceeds from the private placement and the anticipated funds from Standard may not be adequate to complete construction and commence mining operations (see, "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations" ). For the above reasons, we may need to obtain additional capital from outside sources. To the extent that we need to obtain additional capital, management intends to raise such funds through bank financing, the sale of our securities, the sale of a royalty interest in the future production from the Chanate properties and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding will be available. If we are unable to obtain needed capital from outside sources, we will be forced to reduce or curtail our operations.

      Our year end audited financial statements contain a "going concern" explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the year ended July 31, 2004 included herein have been prepared on the basis of accounting principles applicable to a going concern. Our auditors' report on the consolidated financial statements contained herein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our July 31, 2004 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources."

      If we are unable to obtain a crushing system and other equipment for our Mexican concessions at an acceptable cost or we are unable to retain the services of a crushing contractor, our anticipated results of operations from mining at these concessions, once mining commences, may be adversely affected.

We currently are in discussions to acquire equipment for use at our Mexican concessions or, alternatively, to retain the services of a crushing contractor. If we are unable to obtain the requisite equipment or contracting services at an acceptable cost, our planned mining operations and our anticipated results of operations from mining at these concessions, once mining commences, may be adversely affected (see, "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations" ).

      We have a limited number of prospects. As a result, our chances of commencing viable mining operations are dependent upon the success of one project.

Our only current properties are the El Chanate concessions and our Leadville properties. At present, we are not doing any substantive work at our Leadville properties and, in fact, have written these properties off. Our El Chanate concessions are owned by one of our wholly-owned subsidiaries, Oro de Altar. Santa Rita, another of our Mexican subsidiaries leases the land and claims at El Chanate from Oro de Altar. FG, our former joint venture partner, has the right to receive five percent of Santa Rita's annual dividends, when declared. We currently do not have operations on either of our properties, and we must commence such operations to receive revenues. Accordingly, we are dependent upon the success of the El Chanate concessions.

      Gold prices can fluctuate on a material and frequent basis due to numerous factors beyond our control. If and when we commence production, our ability to generate profits from operations could be materially and adversely affected by such fluctuating prices.

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold. Gold prices fluctuate on a daily basis. Between January 1, 2004 and December 30, 2004, the fixed price for gold on the London Exchange has fluctuated between $373 and $455 per ounce. Between January 1, 2005 and February 28, 2005, the fixed price for gold on the London Exchange has fluctuated between $411.10 and $436.65 per ounce. Gold prices are affected by numerous factors beyond our control, including:

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

      Our property interests in Mexico. Risks of doing business in a foreign country could adversely affect our results of operations and financial condition..

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

If and when we commence sales of gold, such sales will be made in U.S. dollars. We incur a significant amount of our expenses in Mexican pesos. As a result, our financial performance would be affected by fluctuations in the value of the Mexican peso to the U.S. dollar. At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure; however, pursuant to the mandate with Standard Bank London Limited we will be required to implement such measures. If and when these measures are implemented, there can be no assurance that such arrangements will be cost effective or be able to fully offset such future currency risks.

      Changes in regulatory policy could adversely affect our exploration and future production activities.

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

      We are not insured against any losses or liabilities that could arise from our operations because we have not commenced operations at El Chanate. Although we plan on obtaining insurance once construction begins, such insurance may not be adequate. If we incur material losses or liabilities because we do not have insurance or our coverage is not adequate, our financial position could be materially and adversely affected.

We are in the process of developing our Mexican concessions and hope to commence mining operations during calendar 2005. If and when we commence mining operations, such operations will involve a number of risks and hazards, including:

            o     environmental hazards,

            o     industrial accidents,

            o     metallurgical and other processing,

            o     acts of God, and

            o     mechanical equipment and facility performance problems.

Such risks could result in:

            o damage to, or destruction of, mineral properties or production facilities,

            o     personal injury or death,

            o     environmental damage,

            o     delays in mining,

            o     monetary losses and

            o     possible legal liability.

Industrial accidents could have a material adverse effect on our future business and operations. Although as we move forward in the development of our concessions we plan to obtain and maintain insurance within ranges of coverage consistent with industry practice, we cannot be certain that this insurance will cover the risks associated with mining or that we will be able to maintain insurance to cover these risks at economically feasible premiums. We also might become subject to liability for pollution or other hazards which we cannot insure against or which we may elect not to insure against because of premium costs or other reasons. Losses from such events may have a material adverse effect on our financial position.

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

      We are dependent on the efforts of certain key personnel and we need to retain additional personnel and/or contractors to develop our El Chanate project. If we lose the services of these personnel or we are unable to retain additional personnel and/or contractors, our ability to complete development and operate our El Chanate project may be delayed and our planned operations may be materially adverse affected.

We are dependent on a relatively small number of key personnel, the loss of any one of whom could have an adverse effect on us. In addition, while certain of our officers and directors have experience in the exploration and operation of gold producing properties, we need to retain additional personnel and/or contractors to develop and operate our El Chanate project. There can be no guarantee that such personnel or contractors will be available to carry out such activities on our behalf or be available upon commercially acceptable terms. If we lose the services of our key personnel or we are unable to retain additional personnel and/or contractors, our ability to complete development and operate our El Chanate project may be delayed and our planned operations may be materially adverse affected.

      There are uncertainties as to title matters in the mining industry. We believe that we have good title to our properties; however, any defects in such title that cause us to lose our rights in mineral properties could jeopardize our planned business operations.

We have investigated our rights to explore, exploit and develop our concessions in manners consistent with industry practice and, to the best of our knowledge, those rights are in good standing. However, we cannot assure that the title to or our rights of ownership of the El Chanate concessions will not be challenged or impugned by third parties or governmental agencies. In addition, there can be no assurance that the concessions in which we have an interest are not subject to prior unregistered agreements, transfers or claims and title may be affected by undetected defects. Any such defects could have a material adverse effect on us.

      Should we successfully commence mining operations in Mexico, our ability to remain profitable long term, should we become profitable, eventually will depend on our ability to find, explore and develop additional properties. Our ability to acquire such additional properties will be hindered by competition. If we are unable to acquire, develop and economically mine additional properties, we most likely will not be able to be profitable on a long-term basis.

Gold properties are wasting assets. They eventually become depleted or uneconomical to continue mining. The acquisition of gold properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staffs, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties. If we are unable to find, develop and economically mine new properties, we most likely will not be able to be profitable on a long-term basis.

      Our ability on a going forward basis to discover additional viable and economic mineral reserves is subject to numerous factors, most of which are beyond our control and are not predictable. If we are unable to discover such reserves, we most likely will not be able to be profitable on a long-term basis.

Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful. Few properties that are explored are ultimately developed into commercially producing mines. Our long-term profitability will be, in part, directly related to the cost and success of exploration programs. Any gold exploration program entails risks relating to

            o     the location of economic ore bodies,

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

Risks related to ownership of our stock

      There is a limited market for our common stock. If a substantial and sustained market for our common stock does not develop, our stockholders may have difficulty selling, or be unable to sell, their shares.

Our common stock is tradable in the over-the-counter market and is quoted on the Over-The-Counter Bulletin Board. There is only a limited market for our common stock and there can be no assurance that this market will be maintained or broadened. If a substantial and sustained market for our common stock does not develop, our stockholders may have difficulty selling, or be unable to sell, their shares.

      Our stock price may be adversely affected if a significant amount of shares are sold in the public market.

As of March 3, 2005, approximately 52,797,138 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. We have filed a registration statement with the Securities and Exchange Commission (the "Registration Statement") to register approximately 52% of these shares. In addition, the Registration Statement covers 30,902,004 shares of common stock issuable upon the exercise of outstanding warrants and 5,188,636 shares of common stock issuable upon the exercise of outstanding options. All of the foregoing shares, assuming exercise of all of the above options and warrants, would represent in excess of 50% of the then outstanding shares of our common stock. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants or options is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. In addition, should we consummate the project finance facility with Standard Bank, we will be required to issue warrants for an additional 14.6 million shares and to register the shares issuable upon exercise of these warrants for public resale. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

      We do not intend to pay dividends in the near future.

Our board of directors determines whether to pay dividends on our issued and outstanding shares. The declaration of dividends will depend upon our future earnings, our capital requirements, our financial condition and other relevant factors. Our board does not intend to declare any dividends on our shares for the foreseeable future. We anticipate that we will retain any earnings to finance the growth of our business and for general corporate purposes. In addition, our ability to pay dividends may be restricted by financial covenants in any project finance facility we enter into with Standard Bank or another lender.

      Our common stock currently is a "penny stock." As a result, trading of our shares is subject to special requirements that could impede our stockholders' ability to resell their shares.

Our common stock is a "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission because it is selling at a price below five dollars per share. In the future, if we are unable to list our common stock on NASDAQ or a national securities exchange or the per share sale price is not at least $5.00, our common stock may continue to be deemed to be a "penny stock". Penny stocks are stocks:

   i. with a price of less than five dollars per share;

  ii. that are not traded on a recognized national exchange;

            o whose prices are not quoted on the NASDAQ automated quotation system; or

 iii. of issuers with net tangible assets equal to or less than

            o -$2,000,000 if the issuer has been in continuous operation for at least three years; or

            o -$5,000,000 if in continuous operation for less than three years, or

            o of issuers with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 of the Securities and Exchange Commission, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer:

   i. to obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

  ii. to determine reasonably, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

 iii. to provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and

  iv. to receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them.

Item 3. Controls and Procedures.

Gifford A Dieterle, our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Taking into account our limited resources and current business operations he concluded that the controls and procedures were effective as of January 31, 2005 to ensure that material information was accumulated and communicated to him and our other management, as appropriate to allow timely decisions regarding required disclosure. During the quarter ended January 31, 2005, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

            None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended January 31, 2005, we issued the following shares of our Common Stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: We sold 2,002,878 shares for $231,499 to 20 persons. Also, during the three months ended January 31, 2005, we issued 42,000 shares of common stock as commissions on the sales of common stock.

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

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

         32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

Reports on Form 8-K:

Form 8-K filed on January 5, 2005

Form 8-K filed on February 3, 2005

Form 8-K filed on February 10, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         CAPITAL GOLD CORPORATION
                                                Registrant


                                    By:  /s/ Gifford A. Dieterle
                                         -------------------------------------
                                               Gifford A.  Dieterle
                                               President/Treasurer

Date: March 17, 2005