Form 10QSB
period 2005-04-30
CAPITAL GOLD CORP
filed 2005-06-20
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2005

                                       OR

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to _____

                         Commission File Number: 0-13078

                            CAPITAL GOLD CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                         13-3180530
--------------------------------                       ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                76 Beaver Street, 26TH floor, New York, NY 10005
                ------------------------------------------------
                    (Address of principal executive offices)

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

                               Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                Class                             Outstanding at June 16, 2005
---------------------------------------           ----------------------------

Common Stock, par value $.001 per share                    90,301,939


Transitional Small Business Format (check one);       Yes |_|    No |X|

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

      The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals), which we consider necessary for the fair presentation of results for the three and nine months ended April 30, 2005.

      Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2004.

      The results reflected for the three and nine months ended April 30, 2005 are not necessarily indicative of the results for the entire fiscal year.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2005
                                   (Unaudited)

                                     ASSETS

Current Assets:

  Cash and Cash Equivalents                                        $  5,368,117
  Loans Receivable -Affiliate                                            30,950
  Prepaid Expenses                                                        5,670
  Marketable Securities                                                 125,000
  Deferred Finance Costs                                                100,000
  Deposit                                                                54,000
  Other Current Assets                                                   71,603
                                                                   ------------
    Total Current Assets                                              5,755,339
                                                                   ------------

Property and Equipment - net                                             63,210

Intangibles -net                                                        200,000

Mining Concessions                                                       44,780

Other Assets:
  Other Investments                                                      17,715
  Mining Reclamation Bonds                                               35,550
  Security Deposits                                                       8,435
                                                                   ------------
    Total Other Assets                                                   61,700
                                                                   ------------


Total Assets                                                       $  6,125,029
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                 $    101,307
  Accrued Expenses                                                      104,315
                                                                   ------------
    Total Current Liabilities                                           205,622
                                                                   ------------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 90,001,943 Shares                                        90,001
  Additional Paid-In Capital                                         31,816,705
  Deficit Accumulated in the Development Stage                      (25,848,823)
  Accumulated Other Comprehensive Income (Loss)                         114,064
  Deferred Finance Costs                                               (252,541)

                                                                   ------------
    Total Stockholders' Equity                                        5,919,407
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  6,125,029
                                                                   ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended               Nine Months Ended       For the Period
                                                     April 30,                       April 30,         September 17, 1982
                                           ----------------------------    ----------------------------    (Inception)
                                                                                                                To
                                               2005            2004            2005            2004       April 30, 2005
                                           ------------    ------------    ------------    ------------    ------------
Revenues                                   $         --    $         --    $         --    $         --    $         --
                                           ------------    ------------    ------------    ------------    ------------

Costs and Expenses:
 Mine Expenses                                  129,404          85,100         446,459         369,242       7,258,993
 Write-Down of Mining, Milling and Other
   Property and Equipment                            --              --              --              --       1,299,445
 Selling, General and Administrative
   Expenses                                     286,114         158,294         663,212         491,822       9,550,401
 Stock Based Compensation                            --             900         187,844          34,934       9,380,587
 Depreciation                                     1,030                           1,030                         368,756
                                           ------------    ------------    ------------    ------------    ------------
     Total Costs and Expenses                   416,548         244,294       1,298,545         895,998      27,858,182
                                           ------------    ------------    ------------    ------------    ------------

Loss from Operations                           (416,548)       (244,294)     (1,298,545)       (895,998)    (27,858,182)
                                           ------------    ------------    ------------    ------------    ------------

Other Income (Expense):
 Interest Income                                 15,420           2,254          16,070           3,134         769,585
 Miscellaneous                                    3,782              --          11,782           6,905          44,459
 Gain on Sale of Property and Equipment              --                              --                          46,116
 Gain on Sale of Subsidiary                          --                              --                       1,907,903
 Option Payment                                      --                              --                          70,688
 Loss on Write-Off of Investment                     --                              --                         (10,000)
 Loss on Joint Venture                               --        (800,000)             --        (800,000)       (901,700)
 Loss on Option                                      --                              --                         (50,000)
 Loss on Other Investments                           --                              --                          (3,697)
 Loss on Write-Off of Minority Interest              --        (150,382)             --        (150,382)       (150,382)
                                           ------------    ------------    ------------    ------------    ------------
        Total Other Income (Expense)             19,202        (948,128)         27,852        (940,343)      1,722,972
                                           ------------    ------------    ------------    ------------    ------------

Loss Before Minority Interest                  (397,347)     (1,192,422)     (1,270,694)     (1,836,341)    (26,135,211)
Minority Interest                                    --              --              --          51,220         286,388

                                           ------------    ------------    ------------    ------------    ------------
Net Loss                                   $   (397,347)   $ (1,192,422)   $ (1,270,694)   $ (1,785,121)   $(25,848,823)
                                           ============    ============    ============    ============    ============

Net Loss Per Common Share - Basic and
Diluted                                    $      (0.01)   $      (0.02)   $      (0.02)   $      (0.04)
                                           ============    ============    ============    ============

Weighted Average Common Shares
Outstanding                                  64,935,479      54,914,470      68,992,367      50,019,933
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

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                      For The             For The Period
                                                                 Nine Months Ended      September 17, 1982
                                                                     April 30,             (Inception)
                                                           ----------------------------         To
                                                                2005           2004       April 30, 2005
                                                           -------------   ------------    ------------
Cash Flow From Operating Activities:
  Net Loss                                                 $ (1,270,694)   $ (1,785,121)   $(25,848,823)
  Adjustments to Reconcile Net Loss to
    Net Cash (Used) By Operating Activities:
     Depreciation                                                 1,030                         368,756
     Gain on Sale of Subsidiary                                                              (1,907,903)
     Minority Interest in Net Loss of Subsidiary                     --         (51,220)       (286,388)
     Write-Down of Impaired Mining, Milling and Other
       Property and Equipment                                                                 1,299,445
      Gain on Sale of Property and Equipment                                                    (46,116)
      Loss on Write-Off of Investment                                                            10,000
      Loss on Joint Venture                                                     800,000         901,700
      Loss on Write-Off of Minority Interest                                    150,382         150,382
     Value of Common Stock Issued for Services                   29,260             900       2,843,153
     Stock Based Compensation                                   158,584          34,034       9,380,587
     Changes in Operating Assets and Liabilities:
       (Increase) Decrease in Prepaid Expenses                    2,824          (1,337)         (5,670)
       (Increase) Decrease in Other Current Assets              (41,355)          2,275         (71,603)
       (Increase) in Deposits                                   (54,000)                        (54,000)
       (Increase) in Security Deposits                               --          (1,164)         (8,435)
       Increase (Decrease) in Accounts Payable                   13,221        (120,649)         93,490
       Increase (Decrease) in Accrued Expenses                  (11,758)        (55,596)        (18,229)
                                                           ------------    ------------    ------------

Net Cash (Used) By Operating Activities                      (1,172,887)     (1,027,496)    (13,199,653)
                                                           ------------    ------------    ------------

Cash Flow From Investing Activities:
  (Increase) in Other Investments                                (7,825)        (10,584)        (17,715)
  Purchase of Mining, Milling and Other Property and
    Equipment                                                   (64,240)                     (1,769,890)
  Proceeds on Sale of Mining, Milling and Other Property
    and Equipment                                                                                83,638
  Acquisition of Water Rights                                  (200,000)                       (200,000)
  Proceeds From Sale of Subsidiary                                                            2,131,616
  Expenses of Sale of Subsidiary                                                               (101,159)
  Advance Payments - Joint Venture                                                               98,922
  Investment in Joint Venture                                                                  (101,700)
  Investment in Privately Held Company                                                          (10,000)
  Net Assets of Business Acquired (Net of Cash)                                                 (42,130)
  Investment in Marketable Securities                                                           (50,000)
                                                           ------------    ------------    ------------

Net Cash Provided By (Used) In Investing Activities            (272,065)        (10,584)         21,582
                                                           ------------    ------------    ------------

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                      For The             For The Period
                                                                 Nine Months Ended      September 17, 1982
                                                                     April 30,             (Inception)
                                                           ----------------------------         To
                                                                2005           2004       April 30, 2005
                                                           -------------   ------------    ------------

Cash Flow From Financing Activities:
  (Increase) in Loans Receivable -Affiliate                      (3,102)         (3,607)        (30,950)
  Increase in Loans Receivable - Others                           2,065             975              --
  Increase in Loans Payable - Officers                                                           18,673
  Repayment of Loans Payable - Officers                                                         (18,673)
       (Increase) in Deferred Finance Costs                    (100,000)                       (100,000)
  Increase in Note Payable                                                                       11,218
  Payments of Note Payable                                                                      (11,218)
  Proceeds From Issuance of Common Stock                      7,371,829       1,067,448      19,407,428
  Expenses of Private Placement                                (637,990)                       (637,990)
  Commissions on Sale of Common Stock                                                            (5,250)
  Expenses of Initial Public Offering                                                          (408,763)
  Capital Contributions - Joint Venture Subsidiary                              100,156         304,564
  Purchase of Certificate of Deposit - Restricted                                                (5,000)
  (Purchase) of Mining Reclamation Bonds                                                        (30,550)
                                                           ------------    ------------    ------------

Net Cash Provided By Financing Activities                     6,632,802       1,164,972      18,493,489
                                                           ------------    ------------    ------------

Effect of Exchange Rate Changes                                 (28,176)         14,057          52,699
                                                           ------------    ------------    ------------

Increase In Cash and Cash Equivalents                         5,159,674         140,949       5,368,117

Cash and Cash Equivalents - Beginning                           208,443         246,410
                                                           ------------    ------------    ------------

Cash and Cash Equivalents - Ending                         $  5,368,117    $    387,359    $  5,368,117
                                                           ============    ============    ============

Supplemental Cash Flow Information:
  Cash Paid For Interest
                                                           ============    ============    ============

  Cash Paid For Income Taxes                               $         --    $         --    $     32,155
                                                           ============    ============    ============

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                               $     23,240    $         --    $    440,495
                                                           ============    ============    ============

  Issuance of Common Stock as Payment for Mining,
    Milling and Other Property and Equipment               $         --    $         --    $      4,500
                                                           ============    ============    ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2005
                                   (Unaudited)

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

Management determines the appropriate classification of all securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company has classified its marketable equity securities as available for sale securities and has recorded such securities at fair value. The Company uses the specific identification method to determine realized gains and losses. Unrealized holding gains and losses are excluded from earnings and, until realized, are reported as a separate component of other comprehensive income
(loss).

Marketable securities are classified as current assets and are summarized as follows:

        Marketable equity securities, at cost                  $ 50,000
                                                               ========
        Marketable equity securities, at fair value            $125,000
                                                               ========

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2005
                                   (Unaudited)

NOTE 3 - Property and Equipment

Property and equipment consist of the following at April 30, 2005:

                                                          Estimated Useful Lives
                                                          ----------------------
Equipment                                    $53,087             5 Years
Office Equipment                              11,153             5 Years
                                             -------

Total                                         64,240

Less: accumulated depreciation                (1,030)
                                             -------

Property and Equipment, net                   63,210
                                             =======

Depreciation expense was $1,030 for the nine months ended April 30, 2005.

NOTE 4 - Stockholders' Equity

      Common Stock

At various stages in the Company's development, shares of the Company's common stock have been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of the services provided or property received.

During the nine months ended April 30, 2005, the Company issued 3,929,610 shares for gross proceeds of $458,319. During the nine months ended April 30, 2005 the Company issued 259,507 shares of common stock for services rendered valued at $29,260. During the nine months ended April 30, 2005 the Company issued 193,666 shares of common stock valued at $23,240 as commissions on the sale of common stock. During the nine months ended April 30, 2005 the Company granted options to purchase 550,000 shares of common stock. The Company recognized approximately $159,000 of stock based compensation relating to the options granted. During the nine months ended April 30, 2005 the Company issued 400,000 shares of common stock upon the exercise of options by a related party for proceeds of $20,000. During the nine months ended April 30, 2005 the Company also issued 250,000 shares of common stock upon the exercise of options for proceeds of $55,000.

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

Pursuant to our agreement with the investors, we filed with the Securities and Exchange Commission a registration statement covering resales of the foregoing shares and shares issuable upon the exercise of the foregoing warrants (collectively, the "registrable shares"). We also agreed to prepare and file all amendments and supplements necessary to keep the registration

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2005
                                   (Unaudited)

NOTE 4 - Stockholders' Equity (Continued)

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

NOTE 5 - Other Comprehensive Income (Loss) - Supplemental Non-Cash Investing Activities

Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and unrealized gains on available-for-sale securities and is summarized as follows:

            Balance - July 31, 2004                         $ 88,739
              Equity Adjustments from Foreign
                Currency Translation                          10,325
              Unrealized Gains on Available-for-
                Sale Securities                               15,000
                                                            --------

            Balance - April 30, 2005                        $114,064
                                                            ========

NOTE 6 - Project Finance Facility

On February 2, 2005, we mandated Standard Bank London Limited as the exclusive arranger of a project finance facility of up to US$10 million for our El Chanate gold mining project and associated hedging. We anticipate that Standard Bank will administer the loan and the hedging throughout the construction and operational phases of the project.

Although the specific terms of the proposed financing are subject to alteration, we anticipate, among other things, that the loan would mature in five years after the initial draw and bear interest at a rate linked to the 1,2,3 or 6 month Libor rate. The loan would be secured by our assets and

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2005
                                   (Unaudited)

NOTE 6 - Project Finance Facility (Continued)

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

As required by the mandate, we issued to Standard Bank 1,000,000 common stock purchase warrants recognizing deferred finance costs of $252,541 (shown as contra equity) and paid an initial cash fee of $100,000 currently being carried as deferred finance costs, subject to the completion of the financing. Such warrants have been valued at approximately $253,000 using the Black-Scholes option pricing model and will be reflected as deferred financing costs as a reduction of stockholders' equity on the Company's balance sheet. Such costs will be amortized to operations over the life of the debt and in the event the transaction with Standard Bank is not consummated, such costs will be charged to operations immediately. The initial cash fee of $100,000 will be recorded as prepaid debt issuance costs on the Company's balance sheet. Such costs will be amortized to operations over the life of the debt and in the event the transaction with Standard Bank is not consummated, such costs will be charged to operations immediately. If Standard Bank determines to proceed with the funding, we will be required to pay certain additional fees of $300,000 and issue to Standard Bank an additional 14,600,000 common stock purchase warrants.

Per our arrangement with Standard Bank, the shares issuable upon exercise of the 1,000,000 common stock purchase warrants have been included in the registration statement (discussed above in "Common Stock" in Note 5) filed with the Securities and Exchange Commission covering their public resale. We also will be required to so register the shares issuable upon exercise of the additional 14,600,000 warrants if and when these warrants are issued. The warrants may be exercised at a price equivalent to the lower of a) $.32 per share and b) the Company's common share price at the closing date, but in no case less than $.30 per share.

This mandate is not a commitment to provide the funding. Funding is subject to satisfactory completion of due diligence, approvals from Standards Bank's credit committee and execution of definitive documentation.

NOTE 7 - Water Rights

The Company acquired certain water concessions at a cost of $200,000.

NOTE 8 - Deposits

The Company paid $54,000 toward the cost of acquiring certain real property. The total cost is approximately $105,000.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2005
                                   (Unaudited)

Note 9 - Subsequent Events

We acquired the right to 81 Hectares of land in connection with the acquisition of the water well.

We acquired a water concession.

The Company acquired an additional mining concession - El Charro. El Charro lies within the current El Chanate property boundaries.

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

                              Results of Operations

General

Sonora, Mexico

During the quarter ended April 30, 2005, we continued to make progress towards commencement of mining operations at the El Chanate concessions in Mexico. In this regard, during and subsequent to the end of the quarter:

      o As disclosed in prior reports, we raised approximately $6.1 million in a private placement and we mandated Standard Bank London Limited as the exclusive arranger of a project finance facility of up to US$10 million for our El Chanate project. This mandate is not a commitment to provide the funding. Funding is subject to satisfactory completion of due diligence, approvals from Standard Bank's credit committee and execution of definitive documentation

      o We made a number of key personnel additions. We hired Dave Loder as the General Manager of the project. He brings a wealth of experience in the construction and operation of open-pit gold mines in Latin America. We retained Randy Eppler, a former Vice President of Newmont Mining, as Senior Financial Advisor, to assist us during the financing period as well as to advise us on corporate strategies going forward. We also have hired a full time administration manager and four consultants in Mexico, thereby bringing considerable local presence to the project.

      o We acquired rights of way for both service and access roads, and we acquired the right to purchase 81 hectares of land near the main highway (we have use of the land; however, our actual purchase of the land is conditioned upon the Ejido (local cooperative) privatizing the land, before the acquisition is finalized).

      o We completed a service road that will provide access for water and power lines.

      o We acquired a water concession. The water well is located on a large regional aquifer that, we believe, is capable of producing a sustained flow of in excess of 300 gallons per minute, which is the flow rate we estimate to be required for processing gold ore at El Chanate.

      o We acquired an additional mining concession - El Charro. El Charro lies within the current El Chanate property boundaries.

      o We have acquired two 7-foot diameter Symons HD Short Head cone crushers which will be used to undertake the final stage of the crushing process. We currently are evaluating primary and secondary crushers as well as screens and feeders for purchase.

      o We retained Golder Associates, - a geotechnical engineering firm, for the detailed engineering of the leach pads and ponds.

Our property holdings at El Chanate now consist of 15 contiguous, high priority concessions totaling approximately 3,537 hectares (8,739 acres or 13.7 square miles). We also own outright 466 hectares (1,151 acres or 1.8 square miles) of surface rights at El Chanate and no third party ownership or leases exist on this fee land or the El Chanate concessions.

We plan to construct a surface gold mine and facility at El Chanate capable of producing about 2.6 million metric tons per year of ore from which we anticipate recovering about 48,000 to 50,000 ounces of gold per year, over a five year mine life. We are following the feasibility study for the project prepared by M3 Engineering of Tucson, Arizona which was completed in August of 2003. M3 is currently updating this feasibility study and new cost estimates will be included in the update. The targeted cash cost per the 2003 study was less than $230 per ounce. We anticipate that the new study will contain the same mining rate as the 2003 study, 7,500 metric tonnes per day of ore, and will show increased gold prices and increased costs. We also have commissioned M3 to analyze the benefits of expanded production rates beyond 7,500 metric tones per day of ore. In addition, we are interviewing firms to provide contract mining services for the El Chanate project.

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

The following Summary is contained in the 2003 Feasibility Study. Please note that the reserves as stated are an estimate of what can be economically and legally recovered from the mine and, as such, incorporate losses for dilution and mining recovery. The 357,957 ounces (or 11.1 Tons) of contained gold represents ounces contained in ore in the ground, and therefore does not reflect losses in the recovery process. Total gold produced is estimated to be approximately 248,854 ounces (or 7.74 Tons), or approximately 70% of the contained gold. The gold recovery rate is expected to average approximately 70% for the entire ore body. Individual portions of the ore body may experience varying recovery rates ranging from about 73% to 48%. Oxidized and sandstone ore types may have recoveries of about 73%; fault zone ore type recoveries may be about 64%; and siltstone ore types recoveries may be about 48%.


El Chanate

                                                 Reserves and Production Summary
                                          (Feasibility Study Page 1-1; Dated 8/8/2003)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 Metric                                     U.S.
                                                                 ------                                     ----
-----------------------------------------------------------------------------------------------------------------------------------
Reserves
     Ore                                        13.5 Million Tonnes @ 0.827 g/t           14.7 Million Tons @ 0.027 opt
     Waste                                      11.1 Million Tonnes                       12.3 Million Tons
     Total                                      24.6 Million Tonnes                       27.0 Million Tons

     Contained Gold                             11.1 Tonnes                               357,957 Oz


Production
      Ore Crushed                               2.6 Million Tonnes /Year                  2.86 Million Tons/Year
                                                   7,500 Mt/d                                8,250 t/d
      Operating Days/Year                          345 Days per year                         345 Days per year
      Gold Plant Average Recovery                  69.5 %                                    69.5 %
      Average Annual Production                     1.5 Tonnes                              47,857 Oz per year
      Total Gold Produced                          7.74 Tonnes                             248,854 Oz
-----------------------------------------------------------------------------------------------------------------------------------

Pursuant to the Study, based on the current reserve calculations, the mine life is estimated to be 62 months. The study forecasts initial capital costs of $13.8 million, which includes $2.1 million of working capital. Average initial annual production is planned at approximately 48,000 to 50,000 ounces per year at an average operating cash cost of $229 per ounce. As discussed below, we currently estimate the cost to be in excess of $15.8 million (see, "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations" ). The cash cost may decrease as the production rate increases. Total costs will vary depending upon the price of gold (due to the nature of underlying payment obligations to the original owner of the property); they are estimated in the 2003 feasibility study to range between $292 per ounce at a gold price of $310 per ounce and $299 per ounce at a gold price of $370 per ounce. We anticipate that the new study will indicate higher costs. We will be working on measures to attempt to reduce costs going forward. Reserves and production rates are based on a gold price of $325 per ounce, which is the Base Case of the Study. Between January 1, 2004 and December 30, 2004, the fixed price for gold on the London Exchange has fluctuated between $373 and $455 per ounce. Between January 1, 2005 and June 8, 2005, the fixed price for gold on the London Exchange has fluctuated between $411.10 and $443.70 per ounce.

As of the date hereof, management believes that the capital costs to establish a surface, heap leach mining operation at El Chanate will be in excess of $15.8 million. We anticipate that most of the requisite funds will be available from the net proceeds of our February 2005 private placement and the potential project finance facility of up to US$10 million and, possibly, the exercise of warrants issued in the February 2005 private placement. To the extent that additional funds are required, we intend to raise such funds through bank financing, the sale of our securities, the sale of a royalty interest in the future production from the Chanate properties and/or joint venturing with one or more strategic partners.

Leadville, Colorado

We own or lease a number of claims and properties, all of which are located in California Mining District, Lake County, Colorado, Township 9 South, Range 79. During the quarter ended April 30, 2005, activity at our Leadville, Colorado properties consisted primarily of mine maintenance. Primarily as a result of our focus on El Chanate, we ceased activities in Leadville, Colorado. During the year ended July 31, 2002, we performed a review of our Leadville mine and mill improvements and determined that an impairment loss should be realized. Therefore, we significantly reduced the carrying value of certain assets relating to our Leadville, Colorado assets by $999,445. During the year ending July 31, 2004, we again performed a review of our Colorado mine and mill improvements and determined that an additional impairment loss should be recognized. Accordingly, we further reduced the net carrying value to $0, recognizing an additional loss of $300,000.

Revenues

We generated no revenues from mining operations during the three months ended April 30, 2005 and 2004. There were de minimis non-operating revenues during the three months ended April 30, 2005 and 2004 of approximately $19,200 and $2,300, respectively. During the nine months ended April 30, 2005 and 2004, there were de minimis non-operating revenues of approximately $27,900 and $10,000, respectively. These non-operating revenues primarily represent interest income and proceeds of equipment sales

Costs and Expenses

Over all costs and expenses during the three months ended April 30, 2005 was $416,548, an increase of $172,254 or 71% from the three months ended April 30, 2004. The primary reason for the increase during the three months ended April 30, 2005 was increases in general and administrative expenses and mine expenses. Over all costs and expenses during the nine months ended April 30, 2005 was $1,298,545 an increase of $402,547 or 45% from the nine months ended April 30, 2004. The primary reason for the increase during the nine months ended April 30, 2005 was increases in mine and in selling, general and administrative expenses, and an increase in stock based compensation.

Mine expenses during the three months ended April 30, 2005 of $129,404 increased by $44,304 or 52% from mine expenses during the three months ended April 30, 2004 of $85,100. Mine expenses during the nine months ended April 30, 2005 were $446,459 an increase of $77,217 or 21% from the nine months ended April 30, 2004. We believe that the increase in mine expenses resulted primarily from increased professional and engineering costs as well as the beginning stages of development of the mine.

Selling, general and administrative expenses during the three months ended April 30, 2005 were $286,114 an increase of $127,820 or 81% from the three months ended April 30, 2004 . We believe that the increase in selling, general and administrative expenses resulted primarily from an increase in professional fees as well as travel expenses during the three months ended April 30, 2005. Selling, general and administrative expenses during the nine months ended April 30, 2005 were $663,212 an increase of $171,390 or 35% from the nine months ended April 30, 2004. We believe that the increase in selling, general and administrative expenses resulted primarily from an increase in professional, consulting and travel expenses during the nine months ended April 30, 2005.

Stock based compensation during the three months ended April 30, 2005 was $0 compared to $900 for the three months ended April 30, 2004. Stock based compensation during the nine months ended April 30, 2005 was $187,844 compared to $34,934 for the nine months ended April 30, 2004. These increases resulted from costs recognized relating to options granted for services rendered during the nine months ending April 30, 2005.

Loss on Joint Venture for the three months ended April 30, 2005 was $0 compared to $800,000 for the three months ended April 30, 2004. Loss on Joint Venture for the nine months ended April 30, 2005 was $0 compared to $800,000 for the nine months ended April 30, 2004. The Joint Venture was terminated during the quarter ended April 30, 2004.

Loss on the write-off of minority interest was $0 for the three months ended April 30, 2005 compared to $150,352 for the three months ended April 30, 2004. Loss on the write-off of minority interest was $0 for the nine months ended April 30, 2005 compared to $150,382 for the nine months ended April 30, 2004. Since the Joint Venture was terminated during the quarter ended April 30, 2004 there is no longer a minority interest.

Net Loss

As a result, our net loss for the three months ended April 30, 2005 was $397,347, a decrease of $795,075 or 67% from the three months ended April 30, 2004. As a result, our net loss for the nine months ended April 30, 2005 was $1,270,694, which was $514,427 or 29% less than our net loss for the nine months ended April 30, 2004.

Loss from Changes in Foreign Exchange Rates

During the three and nine months ended April 30, 2005, we recorded equity adjustments from foreign currency translations of approximately $16,709 and $ 10,325, respectively. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar.

Liquidity and Capital Resources; Plan of Operations

As of April 30, 2005, we had working capital of $5,549,717. Our plans over the next 12 months primarily include the cost of engineering, water and construction of the El Chanate open-pit gold mine in Mexico and general administrative costs in New York.

Our planned activities over the next twelve months in Mexico, in order of priority, are as set forth below. The activities and the costs may vary materially, especially if we determine to retain contractors to perform mining activities or we determine to purchase new rather than used crushing or other equipment. We are waiting for the results of the updated feasibility study currently being performed by M3. As the original feasibility study was completed in 2003, we anticipate that costs will increase from those set forth below. At this time, we do not know how much such costs will increase.

                  Activity                                        Estimated Cost
                  --------                                        --------------
Mexico

Crushing, leaching and carbon systems                                $ 5,700,000
Power and water systems                                                2,100,000
Trucks and other mining equipment                                      2,300,000
Engineering and planning                                               1,100,000
Ancillaries (building, shops, lab and road)                            1,100,000
General and administrative expenses and working capital                2,100,000

New York and Colorado

General, administrative and professional expenses                      1,380,000
                                                                     -----------

                                    Total                            $15,780,000
                                                                     ===========

Historically, we have not generated any material revenues from operations and have been in a precarious financial condition. Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have recurring losses from operations. Our primary source of funds used during the nine months ended April 30, 2005 was from the sale and issuance of equity securities for net proceeds of approximately $6,734,000. As discussed below, in February 2005, we completed a private placement, netting approximately $6.1 million, and mandated Standard Bank London Limited as the exclusive arranger of a project finance facility of up to US$10 million for our El Chanate gold mining project in Sonora State, Mexico.

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

If Standard determines not to provide the funding, we will be required to obtain such funding from another source. In addition, as discussed above, we estimate that we will need in excess of $15.8 million to complete a mine at the El Chanate concessions. Accordingly, the net proceeds from the 2005 private placement and the anticipated funds from Standard Bank most likely will not be adequate to complete construction and commence mining operations. To the extent that we need to obtain additional capital, management intends to raise such funds through bank financing, the sale of our securities, the sale of a royalty interest in the future production from the Chanate properties and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding, if needed, will be available. If we are unable to obtain needed capital from outside sources, we will be forced to reduce or curtail our operations.

Environmental Issues

Management does not expect that environmental issues will have an adverse material effect on our liquidity or earnings. In Mexico, we are not aware of any significant environmental concerns or existing reclamation requirements at the El Chanate concessions. We received the required Mexican government permits for construction, mining and processing the El Chanate ores in January 2004 and applications have been filed to extend these permits. We recently received the explosive permit from the government.

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

New Accounting Pronouncements

Financial Accounting Standards Board ("FASB") Statement No. 154 Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.

This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.

This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.

This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability.

FASB Statement No. 154 is effective for fiscal years beginning after December 15, 2005.

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

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs incurred or accrued at April 30, 2005.

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

We do not generate any positive cash flow from operations and we do not anticipate that any positive cash flow will be generated for some time. Our primary focus is the development of our El Chanate project which, we anticipate, will cost in excess of $15.8 million. In February 2005, we raised approximately $6.1 million in a private placement and we mandated Standard Bank London Limited as the exclusive arranger of a project finance facility of up to US$10 million for our El Chanate project. This mandate is not a commitment to provide the funding. Funding is subject to satisfactory completion of due diligence, approvals from Standard Bank's credit committee and execution of definitive documentation. We will need this finance facility or comparable funding from another source to develop the El Chanate project and commence production. The net proceeds from the private placement and the anticipated funds from Standard most likely will not be adequate to complete construction and commence mining operations (see, "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations" ). For the above reasons, we may need to obtain additional capital from outside sources. To the extent that we need to obtain additional capital, management intends to raise such funds through bank financing, the sale of our securities, the sale of a royalty interest in the future production from the Chanate properties and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding will be available. If we are unable to obtain needed capital from outside sources, we will be forced to reduce or curtail our operations.

      Our year end audited financial statements contain a "going concern" explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the year ended July 31, 2004 included in our annual report on form 10-KSB for the year then ended have been prepared on the basis of accounting principles applicable to a going concern. Our auditors' report on these consolidated financial statements includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our July 31, 2004 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources."

      If we are unable to obtain a crushing system and other equipment for our Mexican concessions at an acceptable cost, our anticipated results of operations from mining at these concessions, once mining commences, may be adversely affected.

We currently are in discussions to acquire equipment for use at our Mexican concessions. In this regard, we recently acquired two Short Head cone crushers which will be used to undertake the final stage of the crushing process. If we are unable to obtain other requisite equipment at an acceptable cost, our planned mining operations and our anticipated results of operations from mining at these concessions, once mining commences, may be adversely affected (see, "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations" ).

      We will be using reconditioned and used equipment which could adversely affect our cost assumptions and our ability to economically and successfully mine the project.

We plan to use reconditioned and used equipment in our planned mining operation. Such equipment is subject to the risk of more frequent breakdowns and need for repair than new equipment. If the equipment that we use breaks down and needs to be repaired or replaced, we will incur additional costs and mining operations may be delayed resulting in lower volumes of ore processed. In such event, our capital and operating cost assumptions may be inaccurate and our ability to economically and successfully mine the project may be hampered, resulting in decreased revenues and, possibly, a loss from operations.

      As a result of the projected short mine life of five years, if major problems develop, we will have limited time to correct these problems and we may have to cease operations earlier than planned.

Pursuant to the 2003 Feasibility Study, the mine life will be only five years. If major problems develop in the project, or we fail to achieve the operating efficiencies or costs projected in the feasibility study, we will have limited time to find ways to correct these problems and we may have to cease operations earlier than planned.

      The gold deposit we have identified at El Chanate is relatively small and low-grade. If our estimates and assumptions are inaccurate, our results of operation and financial condition could be materially adversely affected.

The gold deposit we have identified at our El Chanate Project is relatively small and low-grade. If the estimates of ore grade or recovery rates contained in the feasibility study turn out to be higher than the actual ore grade and recovery rates, if costs are higher than expected, or if we experience problems related to the mining, processing of, or recovery of gold from, ore at El Chanate, our results of operation and financial condition could be materially adversely affected. Moreover, it is possible that actual costs and economic returns may differ materially from our best estimates. It is not unusual in the mining industry for new mining operations to experience unexpected problems during the start-up phase and to require more capital than anticipated. There can be no assurance that our operations at El Chanate will be profitable.

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

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold. Gold prices fluctuate on a daily basis. Between January 1, 2004 and December 30, 2004, the fixed price for gold on the London Exchange has fluctuated between $373 and $455 per ounce. Between January 1, 2005 and June 8, 2005, the fixed price for gold on the London Exchange has fluctuated between $411.10 and $443.70 per ounce. Gold prices are affected by numerous factors beyond our control, including:

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

      Our property interests are in Mexico. Risks of doing business in a foreign country could adversely affect our results of operations and financial condition.

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

We are dependent on a relatively small number of key personnel, including, but not limited to Dave Loder, the General Manager of the project, the loss of any one of whom could have an adverse effect on us. In addition, while certain of our officers and directors have experience in the exploration and operation of gold producing properties, we need to retain additional personnel and/or contractors to develop and operate our El Chanate project. Certain of these consultants, including Dave Loder, have already been engaged. There can be no guarantee that such personnel or contractors will be available to carry out such activities on our behalf or be available upon commercially acceptable terms. If we lose the services of our key personnel or we are unable to retain additional personnel and/or contractors, our ability to complete development and operate our El Chanate project may be delayed and our planned operations may be materially adverse affected.

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

As of June 16, 2005, approximately 50,902,358 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. We have filed a registration statement with the Securities and Exchange Commission (the "Registration Statement") to register approximately 54% of these shares. In addition, the Registration Statement covers 30,902,004 shares of common stock issuable upon the exercise of outstanding warrants and 5,188,636 shares of common stock issuable upon the exercise of outstanding options. All of the foregoing shares, assuming exercise of all of the above options and warrants, would represent in excess of 50% of the then outstanding shares of our common stock. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants or options is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. In addition, should we consummate the project finance facility with Standard Bank, we will be required to issue warrants for an additional 14.6 million shares and to register the shares issuable upon exercise of these warrants for public resale. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

Item 3. Controls and Procedures.

Gifford A Dieterle, our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Taking into account our limited resources and current business operations he concluded that the controls and procedures were effective as of April 30, 2005 to ensure that material information was accumulated and communicated to him and our other management, as appropriate to allow timely decisions regarding required disclosure. During the quarter ended April 30, 2005, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Prior to the funding of our private placement in February 2005, we had limited financial and personnel resources. During the periods covered by this report, our process of maintaining internal controls consisted of the following: Our office manager inputs all U.S. bills and bills for payment in U.S. dollars for processing into an accounting software system. Any bills of a significant or non-recurring nature are reviewed and approved by our Treasurer, Gifford Dieterle. U.S. bills chargeable to Mexican operations also are reviewed and approved by Jack Everett, one of our Vice Presidents. The office manager then creates the checks and sends them out for payment. The office manager produces a cash payment report which is reviewed and approved by Mr. Dieterle. All bills from our Mexican operations are input into an accounting software system by our bookkeeper in Mexico. These Mexican bills are reviewed and approved by Jack Everett and are then paid by our bookkeeper in Mexico. Our bookkeeper in Mexico produces a cash payment report which is reviewed and approved by Mr. Everett.

U.S. Cash receipts and deposit reports are reviewed by Mr. Dieterle before any information is recorded in the accounting software and verified through a monthly review of internal reports. There is no cash received in Mexico other than funds wired to Mexico from the New York office and, on occasion, a return of ad velorem tax on goods and services purchased in Mexico. The U.S. bank accounts are reconciled on a monthly basis and are reviewed by Mr. Dieterle. The Mexican bank accounts are reconciled on a monthly basis and are reviewed by Mr. Everett. Mr. Everett regularly informs Mr. Dieterle about Mexican bills that are paid and other activities in Mexico. All employees and consultants regularly report their activities on our behalf to Mr. Dieterle. Mr. Dieterle and our other officers and directors regularly discuss our business activities. Mr. Dieterle believes that the controls and procedures are effective in ensuring that material information is accumulated and communicated to him and our other management, as appropriate to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

                  None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended April 30, 2005, we issued the following shares of our Common Stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: Shares and warrants pursuant to the February 2005 Private Placement and warrants to Standard Bank (see, "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations" ). In addition, We issued an aggregate of 650,000 shares upon exercise of outstanding options, including 400,000 shares issued to J. Scott Hazlitt, one of our vice presidents.

Item 3. Defaults Upon Senior Securities.

                  None.

Item 4 Submission of Matters to a Vote of Security Holders.

                  None.

Item 5. Other Information.

                  None.

Item 6. Exhibits.

      10.1  English Summary of El Charro Agreement

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

                                    CAPITAL GOLD CORPORATION
                                    ------------------------
                                             Registrant


                                    By: /s/ Gifford A. Dieterle
                                        -----------------------------------
                                            Gifford A.  Dieterle
                                            President/Treasurer


Date: June 20, 2005