Form 10KSB/A
period 2004-07-31
CAPITAL GOLD CORP
filed 2005-06-27
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2004

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-13078


                            CAPITAL GOLD CORPORATION
                            ------------------------
                 (Name of Small business issuer in its charter)


 State of Nevada                                       13-31805030
 --------------------------------------               --------------
 (State or other jurisdiction of                    (I.R.S. Employer
  Incorporation or organization)                     Identification No.)


  76 Beaver Street, 26th Floor, New York, New York            10005
  ------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)


Issuer's telephone numbering:  (212) 344-2785


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

The number of shares outstanding of each of the issuer's classes of common equity as of November 2, 2004: 59,700,724

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

         Transitional Small Business Disclosure Format: Yes |_| No|X| ]


Explanatory Note: This Amendment is filed only to revise Part II. Item 8A . "Controls and Procedures."

Item  8A. Controls and Procedures.

Gifford A Dieterle, our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Taking into account our limited resources and current business operations he concluded that the controls and procedures were effective as of July 31, 2004 to ensure that material information was accumulated and communicated to him and our other management, as appropriate to allow timely decisions regarding required disclosure. During the quarter ended July 31, 2004, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                                   CAPITAL GOLD CORPORATION

                                    By: /s/ Gifford A. Dieterle
                                        -------------------------------
                                        Gifford A. Dieterle, President


Dated: Dated: June 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                  TITLE                              DATE
----------                                  -----                              ----

/s/ Gifford A. Dieterle
-----------------------------------         President,                      June 24, 2005
Gifford A. Dieterle                         Treasurer,
                                            Principal Financial
                                            and Accounting
                                            Officer and Chairman
                                            of the Board of Directors


/s/ Jack V. Everett                         Director                        June 24, 2005
-----------------------------------
Jack V. Everett


/s/ Robert N. Roningen                      Director                        June 24, 2005
-----------------------------------
Robert N. Roningen


/s/ Roger A. Newell                         Director                        June 24, 2005
-----------------------------------
Roger A. Newell


/s/ Jeffrey W. Pritchard                    Director                        June 24, 2005
-----------------------------------
Jeffrey W. Pritchard