Form 10QSB/A
period 2004-10-31
CAPITAL GOLD CORP
filed 2005-06-27
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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


                         Commission File Number: 0-13078

                            CAPITAL GOLD CORPORATION
                           -------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                        13-3180530
------------------------------------                  -------------------
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

                     Yes      |X|              No      |_|

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

            Class                          Outstanding at December 10, 2004
            -----                          --------------------------------
Common Stock, par value $.001 per share               60,984,362

Transitional Small Business Format (check one);   Yes  |_| No  |X|

Explanatory Note: This Amendment is filed only to revise Part I. Item 3. "Controls and Procedures."

ITEM 3. CONTROLS AND PROCEDURES.
--------------------------------

Gifford A Dieterle, our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Taking into account our limited resources and current business operations he concluded that the controls and procedures were effective as of October 31, 2004 to ensure that material information was accumulated and communicated to him and our other management, as appropriate to allow timely decisions regarding required disclosure. During the quarter ended October 31, 2004, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                CAPITAL GOLD CORPORATION
                                Registrant


                                 By: /s/ Gifford A.  Dieterle
                                    ---------------------------------------
                                           Gifford A.  Dieterle
                                           President/Treasurer

Date:  June 24, 2005