Form 10QSB/A
period 2005-01-31
CAPITAL GOLD CORP
filed 2005-06-27
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2005

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to _____

                         Commission File Number: 0-13078

                            CAPITAL GOLD CORPORATION
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

        NEVADA                                           13-3180530
--------------------------                           -------------------
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

             Yes  |X|                 No  |_|

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                Class                            Outstanding at March 14, 2005
                -----                            -----------------------------
Common Stock, par value $.001 per share                  89,751,939


Transitional Small Business Format (check one);     Yes |_|      No  |X|

Explanatory Note: This Amendment is filed only to revise Part I. Item 3. "Controls and Procedures."

Item 3. Controls and Procedures.


Gifford A Dieterle, our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Taking into account our limited resources and current business operations he concluded that the controls and procedures were effective as of January 31, 2005 to ensure that material information was accumulated and communicated to him and our other management, as appropriate to allow timely decisions regarding required disclosure. During the quarter ended January 31, 2005, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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



                                CAPITAL GOLD CORPORATION
                                ------------------------
                                       Registrant


                                 By: /s/ Gifford A. Dieterle
                                     ------------------------
                                     Gifford A. Dieterle
                                     President/Treasurer


Date:  June 24, 2005