Form 10KSB
period 2005-07-31
CAPITAL GOLD CORP
filed 2005-11-14
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 2005

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-13078

                            CAPITAL GOLD CORPORATION
                            ------------------------
                 (Name of Small business issuer in its charter)

      State of Nevada                                  13-31805030
      --------------------------------------           --------------
      (State or other jurisdiction of                  (I.R.S. Employer
      Incorporation or organization)                   Identification No.)

76 Beaver Street, 26th Floor, New York, New York                           10005
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone numbering:  (212) 344-2785

Securities registered under Section 12(b) of the Exchange Act: none
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

State issuer's revenues (consisting solely of interest income and immaterial miscellaneous other income) for its most recent fiscal year. $46,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.228) and asked ($0.23) price of the issuer's Common Stock as of November 1, 2005, was $6,551,896 based upon the average between the closing bid and asked price ($0.229) multiplied by the 28,610,900 shares of the issuer's Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.).

The number of shares outstanding of each of the issuer's classes of common equity as of November 1, 2005: 95,969,214

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                            CAPITAL GOLD CORPORATION
                                   Form 10-KSB
                                  July 31, 2005

Table of Contents                                                           Page

Glossary                                                                    (ii)

                                     Part I

Item 1.    Description of Business.                                         1
Item 2.    Description of Property.                                         14

Item 3.    Legal Proceedings.                                               21

Item 4.    Submission of Matters to a Vote of                               21
           Security Holders.

                                     Part II

Item 5.    Market for Common Equity,                                        22
           Related Stockholder Matters and Small Business Issuer
           Purchases of Equity Securities.
Item 6.    Management's Discussion and Analysis of Financial                24
           Condition and Results of Operations; Plan of Operations.
Item 7.    Financial Statements.                                            32

Item 8.    Changes in and Disagreement with Accountants                     32
           on Accounting and Financial Disclosure.
Item 8A    Controls and Procedures.                                         32
Item 8B    Other Information.                                               32

                                    Part III

Item 9.    Directors, Executive Officers, Promoters                         33

           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act.
Item 10.   Executive Compensation.                                          35

Item 11.   Security Ownership of Certain Beneficial                         36

           Owners and Management and Related
           Stockholder Matters.
Item 12.   Certain Relationships and Related Transactions.                  38

Item 13.   Exhibits                                                         39

Item 14.   Principal Accountant Fees and Services                           41
Signatures                                                                  42
Supplemental Information                                                    N/A
Financial Statements                                                        F-1

                           GLOSSARY OF TECHNICAL TERMS

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

Intercalated:           Mixed in

Litho static Pressure:  Pressure brought on by weight of overlaying rocks.

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

Sericitized:            Rocks altered by heat, pressure and solutions resulting
                        in formation of the mineral sericite, a very fine grained mica.

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

                                     PART I

Item 1.  Description of Business

Through a wholly-owned subsidiary and an affiliate, Capital Gold Corporation (the "Company," "we" or "us") owns 100% of 16 mining concessions located in the Municipality of Altar, State of Sonora, Republic of Mexico totaling approximately 3,544 hectares (8,756 acres or 13.7 square miles). We are in the process of constructing and developing an open-pit gold mining operation to mine two of these concessions.

We plan to construct a surface gold mine and facility at El Chanate capable of producing about 2.6 million metric tons per year of ore from which we anticipate recovering about 44,000 to 48,000 ounces of gold per year, over a six year mine life. We are following the updated feasibility study (the "2005 Study") for the project prepared by M3 Engineering of Tucson, Arizona which was completed in October 2005. The original feasibility study (the "2003 Study") was completed by M3 Engineering in August of 2003. Since completion of the 2003 Study, the price of gold and production costs have increased and equipment choices have broadened from those identified in the 2003 Study.

The 2005 Study primarily addresses the following changes from the 2003 Study:

      o     an increase in the mine life from five to six years,

      o     an increase in the base gold price from $325/oz to $375/oz,

      o     use of a mining contractor,

      o     revised mining, processing and support costs,

      o stockpiling of low grade material for possible processing in year 6, if justified by gold prices at that time,

      o designed a reduced size of a waste rock dump and revised design of reclamation waste dump slopes,

      o     revised the process of equipment selection and

      o     evaluated the newly acquired water well for processing the ore

Pursuant to the 2005 Study, our mine life is now six years as opposed to five years and the ore reserve is 367,880 ounces of gold present in the ground (up 9,880 ounces). Of this, we anticipate recovering approximately 264,846 ounces of gold (up 16,846 ounces) over a six year life of the mine. The targeted cash cost per the 2005 Study is $259 per ounce (up $29 per ounce). The 2005 Study contains the same mining rate as the 2003 Study of 7,500 metric tonnes per day of ore. We also have commissioned an engineering study to analyze the benefits of expanding production rates beyond 7,500 metric tones per day of ore. The 2005 Study takes into consideration a different crushing system than the one contemplated in the 2003 Study. The system referred to in the 2005 Study is a new more modern system, that, we believe will be faster to install and provide more efficient processing capabilities than the used equipment referred to in the 2003 Study. In addition, the 2005 Study assumes a contractor will mine the ore and haul it to the crushers. In the 2003 Study, we planned to perform these functions. We have interviewed firms to provide contract mining services for the El Chanate project. While we believe we are nearing successful completion of negotiations with the contractor of choice, there is no guarantee that these negotiations will be successful.

                                 Sonora, Mexico

El Chanate

In June 2001, we purchased 100% of the issued and outstanding stock of Minera Chanate, S.A. de C.V. from AngloGold North America Inc. and AngloGold (Jerritt Canyon) Corp. Minera Chanate's assets at the time of the closing of the purchase consisted of 106 exploitation and exploration concessions in the States of Sonora, Chihuahua and Guerrero, Mexico. By June of 2002, after property reviews and to minimize tax payments, the 106 had been reduced to 12 concessions. To cover certain non-critical gaps between concessions, three new concessions were located, and the number of concessions is now 16. These concessions are contiguous, totaling approximately 3,544 hectares (8,756 acres or 13.7 square miles). We sometimes refer to these concessions as the El Chanate concessions. Although there are 16 concessions, we only plan to mine two of these concessions at the present time. We sometimes refer to the planned operations on these two concessions as the El Chanate project We also own outright 466 hectares (1,151 acres or 1.8 square miles) of surface rights at El Chanate and no third party ownership or leases exist on this fee land or the El Chanate concessions. For more detailed information on the El Chanate concessions please see "Item 2. Description of Property." In the future, assuming adequate funding is available, we plan on conducting exploration activities on some of the other concessions.

Pursuant to the terms of the agreement with Anglo Gold, in December 2001, we made a $50,000 payment to AngloGold. AngloGold will be entitled to receive the remainder of the purchase price by way of an ongoing percentage of net smelter returns of between 2% and 4% plus a 10% net profits interest (until the total net profits interest payment received by AngloGold equals $1,000,000). AngloGold's right to a payment of a percentage of net smelter returns and the net profits interest will terminate at such point as they aggregate $18,018,355. In accordance with the agreement, the foregoing payments are not to be construed as royalty payments. Should the Mexican government or other jurisdiction determine that such payments are royalties, we could be subjected to and would be responsible for any withholding taxes assessed on such payments.

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

During March 2002, prior to the sale of Minera Chanate and pursuant to the FG joint venture agreement, Minera Chanate, in a series of transactions, sold all of its surface land and mining claims to Oro de Altar S. de R. L. de C.V. ("Oro"), another of our wholly-owned subsidiaries. Oro, in turn, leased the foregoing land and mining claims to Minera Santa Rita.

We anticipate that the development of our El Chanate project will cost between $17.5 and $18.5 million. In February 2005, we raised approximately $6.1 million in a private placement and we mandated Standard Bank Plc. (formerly, Standard Bank London Limited) as the exclusive arranger of a project finance facility of up to US$10 million for our El Chanate project. This mandate is not a commitment to provide the funding. Funding is subject to satisfactory completion of due diligence, approvals from Standard Bank's credit committee and execution of definitive documentation. We anticipate a decision from Standard Bank in early November 2005. We will need this finance facility or comparable funding from another source to develop the El Chanate project and commence production. We believe that the net proceeds from the private placement and the anticipated funds from Standard will not be adequate to complete construction and commence mining operations. Please see "Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations" for more information on the Standard Bank mandate, the private offering and our plans to raise additional funds.

In May 2005, we acquired rights to the El Charro concession for approximately $25,000 and a royalty of 1.5% of net smelter return. We acquired the El Charro concession because it is surrounded entirely by our other concessions.

Leadville, Colorado Properties

We own or lease a number of claims and properties, all of which are located in California Mining District, Lake County, Colorado, Township 9 South, Range 79. For the past three years, activity at our Leadville, Colorado properties consisted primarily of mine maintenance. Primarily as a result of our focus on El Chanate, we ceased activities in Leadville, Colorado. During the year ended July 31, 2002, we performed a review of our Leadville mine and mill improvements and determined that an impairment loss should be realized. Therefore, we significantly reduced the carrying value of certain assets relating to our Leadville, Colorado assets by $999,445. During the year ending July 31, 2004, we again performed a review of our Colorado mine and mill improvements and determined that an additional impairment loss should be recognized. Accordingly, we further reduced the net carrying value to $0, recognizing an additional loss of $300,000. See "Part II,
Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; Results of Operations."

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

      Human Resources

As of November 1, 2005, we had nine full time employees and/or consultants, including our current officers and one administrative personnel in the US and, in Mexico, a General Project Manager, an Administration Manager and an Environmental Manager and one part-time consultant in Mexico..

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to, the risk factors discussed below, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this report. We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Risk Factors

The risks described below should not be considered to be comprehensive and all-inclusive. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any events occur that give rise to the following risks, our business, financial condition, cash flow or results of operations could be materially and adversely affected, and as a result, the trading price of our Common Stock could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this report, including our Consolidated Financial Statements and the related Notes.

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

We do not generate any positive cash flow from operations and we do not anticipate that any positive cash flow will be generated for some time. Our primary focus is the development of our El Chanate project which, we anticipate, will cost between $17.5 and $18.5 million. We also anticipate non-mine related operating expenses of approximately $1.4 million. In February 2005, we raised approximately $6.1 million in a private placement and we mandated Standard Bank Plc. (formerly, Standard Bank London Limited) as the exclusive arranger of a project finance facility of up to US$10 million for our El Chanate project. This mandate is not a commitment to provide the funding. Funding is subject to satisfactory completion of due diligence, approvals from Standard Bank's credit committee and execution of definitive documentation. We will need this finance facility or comparable funding from another source to develop the El Chanate project and commence production. The net proceeds from the private placement and the anticipated funds from Standard will not be adequate to complete construction, commence mining operations and cover administrative expenses (see, ""Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations" ). For the above reasons, we may need to obtain additional capital from outside sources. To the extent that we need to obtain additional capital, management intends to raise such funds through bank financing, the sale of our securities (see the next risk factor), the sale of a royalty interest in the future production from the Chanate concessions and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding will be available. If we are unable to obtain needed capital from outside sources, we will be forced to reduce or curtail our operations.

      If our stockholders do not approve an amendment to our Articles of Incorporation to increase the number of shares we are authorized to issue, we will be unable to raise additional needed funds through the sale of equity securities and it may make it more difficult to attract independent directors and key employees.

As of November 1, 2005, we have approximately 95,969,214 shares of Common Stock outstanding and approximately 51,213,367 shares reserved for future issuance under outstanding options, warrants and our mandate with Standard Bank Plc., leaving only approximately 2,817,419 shares of Common Stock available for future issuances. We have scheduled a special meeting of our stockholders to be held on November 18, 2005 to approve an amendment to our Articles of Incorporation to increase the number of our authorized shares. As discussed in the risk factors above, we will need to raise additional funds. In addition, we will need additional shares for other corporate purposes including, possibly, attraction of independent directors and key employees. If our stockholders do not approve this amendment, we most likely will not be able to raise additional needed funds through the sale of equity securities. As a result, we would be forced to reduce or curtail our operations.

      Our year end audited financial statements contain a "going concern" explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the year ended July 31, 2005 included herein have been prepared on the basis of accounting principles applicable to a going concern. Our auditors' report on the consolidated financial statements contained herein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our July 31, 2005 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared. See, "Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations."

      If we are unable to obtain a crushing system and other equipment for our Mexican concessions at an acceptable cost, our anticipated results of operations from mining at these concessions, once mining commences, may be adversely affected.

We are currently in discussion with a US supplier to acquire a crushing system, including conveyors, that consists of new equipment. We plan to use this equipment at our Mexican concessions. If we are unable to obtain requisite equipment at an acceptable cost, our planned mining operations and our anticipated results of operations from mining at these concessions, once mining commences, may be adversely affected (see, "Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations").

      We will be using reconditioned and used equipment which could adversely affect our cost assumptions and our ability to economically and successfully mine the project.

We plan to use reconditioned and used carbon column collection equipment to recover our gold. Such equipment is subject to the risk of more frequent breakdowns and need for repair than new equipment. If the equipment that we use breaks down and needs to be repaired or replaced, we will incur additional costs and operations may be delayed resulting in lower amounts of gold recovered. In such event, our capital and operating cost assumptions may be inaccurate and our ability to economically and successfully mine the project may be hampered, resulting in decreased revenues and, possibly, a loss from operations.

      As a result of the projected short mine life of six years, if major problems develop, we will have limited time to correct these problems and we may have to cease operations earlier than planned.

Pursuant to the 2005 Study, the mine life will be only six years. If major problems develop in the project, or we fail to achieve the operating efficiencies or costs projected in the feasibility study, we will have limited time to find ways to correct these problems and we may have to cease operations earlier than planned.

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

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold. Gold prices fluctuate on a daily basis. Between January 1, 2005 and October 31, 2005, the fixed price for gold on the London Exchange has fluctuated between $411.10 and $478.50 per ounce. Gold prices are affected by numerous factors beyond our control, including:

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

      Our material property interests are in Mexico. Risks of doing business in a foreign country could adversely affect our results of operations and financial condition.

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

If and when we commence sales of gold, such sales will be made in U.S. dollars. We incur a significant amount of our expenses in Mexican pesos. As a result, our financial performance would be affected by fluctuations in the value of the Mexican peso to the U.S. dollar. At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure; however, pursuant to the mandate with Standard Bank Plc. we will be required to implement such measures. If and when these measures are implemented, there can be no assurance that such arrangements will be cost effective or be able to fully offset such future currency risks.

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

We are dependent on a relatively small number of key personnel, including but not limited to Dave Loder, the General Manager of the project, the loss of any one of whom could have an adverse effect on us. In addition, while certain of our officers and directors have experience in the exploration and operation of gold producing properties, we need to retain additional personnel and/or contractors to develop and operate our El Chanate project. Certain of these consultants, including Dave Loder, have already been engaged. There can be no guarantee that such personnel or contractors will be available to carry out such activities on our behalf or be available upon commercially acceptable terms. If we lose the services of our key personnel or we are unable to retain additional personnel and/or contractors, our ability to complete development and operate our El Chanate project may be delayed and our planned operations may be materially adverse affected.

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

As of November 1, 2005, approximately 55,040,500 shares of our Common Stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Approximately 50.6 % of these shares have been registered for public resale and we have agreed to register an additional 5,440,000 of these shares. In addition, we have registered 30,902,004 shares of Common Stock issuable upon the exercise of outstanding warrants and 4,711,363 shares of Common Stock issuable upon the exercise of outstanding options. All of the foregoing shares, assuming exercise of all of the above options and warrants, would represent in excess of 50% of the then outstanding shares of our Common Stock. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants or options is less than the market price of the Common Stock, the holders of the warrants are likely to exercise them and sell the underlying shares of Common Stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of Common Stock. In addition, should we consummate the project finance facility with Standard Bank, we will be required to issue warrants for an additional 14.6 million shares and to register the shares issuable upon exercise of these warrants for public resale. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding Common Stock. Sales of substantial amounts of our Common Stock in the public market could cause the market price for our Common Stock to decrease. Furthermore, a decline in the price of our Common Stock would likely impede our ability to raise capital through the issuance of additional shares of Common Stock or other equity securities.

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

      If our Common Stock is deemed to be a "penny stock," trading of our shares would be subject to special requirements that could impede our stockholders' ability to resell their shares.

"Penny stocks" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission are stocks:

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

Our Common Stock is not currently a penny stock because we have net tangible assets of more than $2,000,000. Should our net tangible assets drop below $2,000,000 and we do not meet any of the other criteria for exclusion of our Common Stock from the definition of penny stock, our Common Stock will be a penny stock.

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

Should our Common Stock be deemed to be a penny stock, compliance with the above requirements may make it more difficult for holders of our Common Stock to resell their shares to third parties or to otherwise dispose of them.

Item 2.  Description of Property

El Chanate Properties - Sonora, Mexico

Through our wholly-owned subsidiary, Oro de Altar S. de R. L. de C.V., and our affiliate, Santa Rita, we own 100% of the following 16 mining concessions, all of which are located in the Municipality of Altar, State of Sonora Republic of Mexico.

      -------------------------------------------
      Concession Name              Title No.            Hectares
      -------------------------------------------------------------------
    1 San Jose                       200718               96.0000
      -------------------------------------------------------------------
    2 Las Dos Virgen                 214874              132.2350
      -------------------------------------------------------------------
    3 Rono I                         206408               82.1902
      -------------------------------------------------------------------
    4 Rono 3                         214224              197.2180
      -------------------------------------------------------------------
    5 La Cuchilla                    211987              143.3481
      -------------------------------------------------------------------
    6 Elsa                           212004            2,035.3997
      -------------------------------------------------------------------
    7 Elisa                          214223               78.4717
      -------------------------------------------------------------------
    8 Ena                            217495              190.0000
      -------------------------------------------------------------------
    9 Eva                            212395              416.8963
      -------------------------------------------------------------------
   10 Mirsa                          212082               20.5518
      -------------------------------------------------------------------
   11 Olga                           212081               60.5890
      -------------------------------------------------------------------

   12 Edna                           212355               24.0431
      -------------------------------------------------------------------
   13 La Tira                        219624                1.7975
      -------------------------------------------------------------------
   14 La Tira 1                      219623               18.6087
      -------------------------------------------------------------------
   15 Los Tres                       223634                 8.000
      -------------------------------------------------------------------
   16 El Charro                     206,404               40.0000
      -------------------------------------------------------------------
                                Total                  3,543.3491

At the El Chanate Project, our current planned mining activities, will involve mining on two concessions, San Jose and Las Dos Virgens. We will utilize four other concessions for processing mined ores. In the future, provided we have adequate funding, we plan to explore some or all of these concessions to determine whether or not further activity is warranted.

[Graphic of a map showing geographic location of our Mexican concessions is depicted in the printed material.]

Surface Property Ownership

Anglo Gold purchased surface property ownership, consisting of 466 Hectares in Altar, Sonora, on January 27, 1998. The ownership was conveyed to our subsidiary, Oro de Altar S.A. de C.V., in 2002. Santa Rita, one of our wholly-owned Mexican affiliates, has a lease on the property for the purpose of mining the Chanate gold deposit. The purchase transaction was recorded as public deed 19,591 granted by Mr. Jose Maria Morera Gonzalez, Notary Public 102 of the Federal District, registered at the Public Registry of Property of Caborca, Sonora, under number 36026, book one, volume 169 of the real estate registry section on May 7, 1998.

General information and location

The El Chanate project is located in the State of Sonora, Mexico, 37 kilometers northeast of the town of Caborca. It is accessible by paved and all weather dirt roads typically traveled by pickup trucks and similar vehicles. Driving time from Caborca is approximately 40 minutes. Access from Caborca to the village of 16 de September is over well maintained National highways. Beyond the 16 de September village, routes to the property are currently over well traveled gravel and sandy desert roads suitable for lightweight vehicles. We acquired rights for a service road to allow immediate access for mine construction activities. This service road access was acquired from the village of 16 de September, and construction of this road is now complete. However, this road will likely require some up grading before large crushing and processing equipment can safely be moved to the mine site. In addition to this service road, we have negotiated long term access that does not pass through the village of 16 de September. However, an issue has arisen with regard to whether the land owner from whom we acquired this right had adequate title to this land. In the event that we are unable to obtain adequate title to this land, we will continue to rely on the existing access through the Village of 16 de September.

The project is situated on the Sonora desert in a hot and windy climate, generally devoid of vegetation with the exception of cactus. The terrain is generally flat with immense, shallow basins, scattered rock outcropping and low rocky hills and ridges. The desert floor is covered by shallow, fine sediment, gravel and caliche. The main body of the known surface gold covers and irregularly shaped area of approximately 1,800 feet long by 900 feet wide. Several satellite mineral anomalies exist on surfaces which have not been thoroughly explored. Assays on chip samples taken from trenches at these locations by us indicate the presence of gold mineralization.

The general El Chanate mine area has been mined for gold since the early 19th century. A number of old underground workings exist characterized by narrow shafts, to a depth of several tens of feet and connecting drifts and cross cuts. No information exists regarding the amount of gold taken out; however, indications are that mining was conducted on a small scale.

Geology

The project area is underlain by sedimentary rocks of the Late Jurassic - Early Cretaceous Bisbee Group, and the Late Cretaceous Chanate Group, which locally are overlain by andesites of the Cretaceous El Charro volcanic complex. The sedimentary strata are locally intruded by andesitic sills and dikes, a microporphyritic latite and by a diorite stock. The sedimentary strata are comprised of mudstone, siltstone, sandstone, conglomerate, shale and limestone. Within the drilled resource area, a predecessor exploration company differentiated two units on the basis of their position relative to the Chanate fault. The upper member is an undifferentiated sequence of sandstone, conglomerate and lesser mudstone that lies above the Chanate fault and it is assigned to the Escalante Formation of the Middle Cretaceous Chanate Group. The lower member is comprised of mudstone with mixed in sandstone lenses and thin limestone interbreds; it lies below the Chanate fault and is assigned to the Arroyo Sasabe Formation of the Lower Cretaceous Bisbee Group. The Arroyo Sasabe formation overlies the Morita Formation of the Bisbee Group. Both the Escalante and Arroyo Sasabe formations are significantly mineralized proximal to the Chanate fault, while the Morita Formation is barren.

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

Alteration/Mineralization

A predecessor exploration company has defined a 600 meter long, 300 meter wide, 120 meter thick zone of alteration that is centered about the Chanate fault. The strata within this zone have been silicified and pyritized to varying degrees. In surface outcrop the mineralized zone is distinguished by its bleached appearance relative to unmineralized rock. The mineralized zone contains only single digit ppm (parts per million) levels of gold. Dense swarms of veinlets form thick, mineralized lenses, within a larger area of sub-economic but anomalous gold concentrations. Drill hole data indicates that the mineralized lenses are sub-horizontal to gently southwest-dipping and are grossly parallel to the Chanate fault. The fault zone itself is also weakly mineralized, although strata in the near hanging wall and footwall are appreciably mineralized.

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

Following SRK's positive conclusion, in February 2003, we retained M3 Engineering of Tucson, Arizona to begin work on a feasibility study. M3 completed the study in August 2003. Based on 253 drill holes and more than 22,000 gold assays, this study (the "2003 Study") provides details for an open pit gold mine. The 2003 Study indicates that at a gold price of $325, the initial open pit project contains proven and probable reserves of 358,000 ounces of gold contained within 13.5 million metric tonnes of ore with an average grade of 0.827 grams/tonne. It estimated that the mine could recover approximately 48,000 - 50,000 ounces of gold per year or 248,854 ounces over a five year mine life.

In October 2005, M3 completed an update of the 2003 Study (The "2005 Study"). The 2005 Study primarily addresses the following changes from the 2003 Study:

o     an increase in the mine life from five to six years,

o     an increase in the base gold price from $325/oz to $375/oz,

o     use of a mining contractor,

o     revised mining, processing and support costs,

o stockpiling of low grade material for possible processing in year 6, if justified by gold prices at that time,

o designed a reduced size of a waste rock dump and revised design of reclamation waste dump slopes,

o     revised the process of equipment selection and

o     evaluated the newly acquired water well for processing the ore

Pursuant to the 2005 Study, the mine life will be six years as opposed to a previous five years, and the ore reserve is 367,880 ounces of gold present in the ground. Of this, we anticipate recovering approximately 264,846 ounces of gold over a six year life of the mine. In the 2005 Study, the contained reserve ounces increased by 9,880 ounces, and the recovered gold increased by 16,846 ounces. The targeted cash cost per the 2003 Study was less than $230 per ounce. Cash costs per ounce in the 2005 Study are $259. The 2005 Study contains the same mining rate as the 2003 Study of 7,500 metric tonnes per day of ore. We have commissioned an engineering study to analyze the benefits of expand production rates beyond 7,500 metric tones per day of ore. The 2005 Study takes into consideration a new crushing system using new machines as opposed to the used and restored equipment contemplated in the 2003 Study. The system referred to in the 2005 Study is a new more modern system, that, we believe will be faster to install and provide more efficient processing capabilities than the used equipment referred to in the 2003 Study. In addition, the 2005 Study assumes that a contractor will mine the ore and haul it to the crushers. In the 2003 Study, we planned to perform these functions. We have interviewed firms to provide contract mining services for the El Chanate project. While we believe we are nearing successful completion of negotiations with the contractor of choice, there is no guarantee that these negotiations will be successful.

The 2005 Study assumes a mining production rate of 2.6 million tonnes of ore per year or 7,500 tonnes per day. The processing plant will operate 365 days per year. The processing plan for this open pit heap leach gold project calls for crushing the ore to 100% minus 3/8 inch. Carbon columns will be used to recover the gold.

The following Summary is contained in the 2005 Study. Please note that the reserves as stated are an estimate of what can be economically and legally recovered from the mine and, as such, incorporate losses for dilution and mining recovery. The 367,880 ounces (or 11.4 Tons) of contained gold represents ounces contained in ore in the ground, and therefore does not reflect losses in the recovery process. Total gold produced is estimated to be approximately 264,846 ounces (or 8.24 Tons), or approximately 70% of the contained gold. The gold recovery rate is expected to average approximately 70% for the entire ore body. Individual portions of the ore body may experience varying recovery rates ranging from about 73% to 48%. Oxidized and sandstone ore types may have recoveries of about 73%; fault zone ore type recoveries may be about 64%; and siltstone ore types recoveries may be about 48%.

El Chanate Project

                                 Reserves and Production Summary
                            (2005 Updated Feasibility Study Page 1-1)
----------------------------------------------------------------------------------------------------------
                                                 Metric                                 U.S.
                                                 ------                                 ----
----------------------------------------------------------------------------------------------------------
Reserves
     Ore                              14.1 Million Tonnes @ 0.812 g/t*      15.5 Million Tons @ 0.026 opt*
     Low Grade                        1.0 Million Tonnes @ 0.445 g/t        1.1 Million Tons @ 0.014 opt
     Waste                            9.5 Million Tonnes                    10.5 Million Tons
     Total                            24.6 Million Tonnes                   27.1 Million tons

     Contained Gold                   11.4 Million grams                    367,880 Oz
     Contained Gold in Low Grade      0.46 Million grams                    14,793 Oz

Production
     Ore Crushed
                                      2.6 Million Tonnes /Year              2.86 Million Tons/Year
     Operating Days/Year              7,500 Mt/d*                           8,250 t/d
     Gold Plant Average Recovery      365 Days per year                     365 Days per year
     Average Annual Production        69.2%                                 69.2%
     Total Gold Produced              1.4 Million grams                     44,390 Oz per year
                                      8.24 Million grams                    264,846 Oz

----------------------------------------------------------------------------------------------------------

--------------------
* "g/t" means grams per metric tonne , "Mt/d means metric tonnes per day and "opt" means ounces per ton.

Pursuant to the 2005 Study, based on the current reserve calculations, the mine life is estimated to be approximately 72 months, and another year will likely be required for reclamation. The study forecasts initial capital costs of $17.9 million, which includes $1.7 million of working capital. Annual production is planned at approximately 44,000 to 48,000 ounces per year at an average operating cash cost of $259 per ounce. The cash cost may decrease as the production rate increases. Total costs will vary depending upon the price of gold (due to the nature of underlying payment obligations to the original owner of the property). Total costs are estimated in the 2005 Study to range between $339 per ounce at a gold price of $417 per ounce and $353 per ounce at a gold price of $459 per ounce. We will be working on measures to attempt to reduce costs going forward. Ore reserves and production rates are based on a gold price of $375 per ounce, which is the Base Case of the 2005 Study. Between January 1, 2005 and October 31, 2005, the fixed price for gold on the London Exchange has fluctuated between $411.10 and $478.50 per ounce.

Management believes that the capital costs to establish a surface, heap leach mining operation at El Chanate will be between $17.5 and $18.5 million. We anticipate that we will have to raise additional funds as the net proceeds of our February 2005 private placement and the potential project finance facility of up to US$10 million will not be adequate to complete mine construction. To the extent that additional funds are required, we intend to raise such funds through bank financing, the sale of our securities, the sale of a royalty interest in the future production from the Chanate properties and/or joint venturing with one or more strategic partners. See "Risk Factors - We lack operating cash flow and rely on external funding sources. If we are unable to continue to obtain needed capital from outside sources until we are able to generate positive cash flow from operations, we will be forced to reduce or curtail our operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations; Results of Operations."

Management believes the El Chanate project will benefit substantially from rising gold prices, which are currently above $450 per ounce. Mineralized material previously below operating cut-off gold grades could possibly become economic if future engineering studies support lowering the cutoff grade due to gold prices substantially above the $375 per ounce used in the 2005 Study to define the proven and probable reserves mentioned above. We are currently looking at equipment and processing techniques that may be capable of supporting higher production rates that may be justified due to rising gold prices. However, the new crushing system will likely have to be modified to handle the additional tonnage required for expanding our production. The crushing system that we hope to acquire, with certain modifications, is expected to have a capacity beyond the 7,500 metric tons per day that are initially planned.

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

The latest metallurgical column test studies were completed earlier this year at Metcon's laboratory in Tucson Arizona to determine the optimal conditions at El Chanate for recovering gold from within siltstone host rocks using heap leach technology. The siltstone drill core samples are being tested at crush sizes of 100 percent -3/8 inch and 100 percent -1/4 inch, and these column tests showed recovery rates of 42% and 46% respectively. With rising gold prices, management believes the ore reserves may increase beyond the level currently published in the 2005 Study. Although we are optimistic about the results, there can be no assurance that improved gold recoveries will result in an increase in reserves.

In January 2004, we received permits from the Mexican Department of Environmental Affairs and Natural Resources necessary to begin construction of the El Chanate project. The permits were extended in June 2005. Pursuant to the extensions, once we file a notice that work has commenced, we will have one year to prepare the site and construct the mine and seven years to mine and process ores from the site. These permits also cover the operation of a heap-leach gold recovery system.

In 2005, we acquired 15 year rights of way for the current access road, and we acquired the right to purchase 81 hectares of land near the main highway. We have use of the land; however, our actual purchase of the land is conditioned upon the Ejido (local cooperative) privatizing the land, before the acquisition is finalized. We subsequently purchased an extension of our rights-of-way from 15 to 30 years. We have completed an access road on this land that will provide access for water and power lines. However, this road will likely require some up grading before heavy equipment can be moved to the mine site. In addition to this road, we acquired a water concession, and our water well is located within a large regional aquifer that, we believe, is capable of producing a sustained flow in excess of 300 gallons per minute, which is the flow rate we estimate to be required for processing gold ore at El Chanate

As discussed above, we are considering acquiring a new crushing system capable of producing 7,500 metric tons per day of ore. We also retained Golder Associates, - a geotechnical engineering firm, for the detailed engineering of the leach pads and ponds. This design is included in the 2005 Study.

Our Current Plans for the El Chanate Project

Construction of the access road is complete and equipment can be moved to the property. Some road up grading will likely be required before very large equipment is moved to a final location. A crushing and conveying system has been selected and we plan purchase this equipment once project funding is complete.

 Once financing is available we plan to commence construction on the crushing, heap leaching, carbon handling and refining portions of the project. Also included in the construction phase will be installation of power and water lines. These construction phase activities will require some additional detailed engineering, but major parts of the project are turnkey and already have existing detailed engineering drawings. Some buildings for an office, chemical laboratory, warehouse and truck shops also will be built as part of the construction phase. Please see "Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations for the anticipated costs of our activities over the next 12 months.

Item 3.  Legal Proceedings

We are not presently a party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2004.

We have scheduled a special meeting of our stockholders to be held on November 18, 2005. At this meeting, our stockholders will be asked to approve the following:

      1. an amendment to our Articles of Incorporation to increase the authorized number of shares of capital stock from 150,000,000 shares to 200,000,000 shares; and

      2. a change in our state of incorporation from Nevada to Delaware, to be effected by a merger of the Company with and into Capital Gold Corporation, a newly-formed Delaware corporation and one of our wholly-owned subsidiaries.

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

The following table sets forth the range of high and low closing bid quotes of our Common Stock per quarter for the past two fiscal years and the first quarter of the current fiscal year as reported by the OTC Bulletin Board (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessary represent actual transactions).

                          MARKET PRICE OF COMMON STOCK

                                                     Bid

Quarter Ending                                 High  and   Low
--------------                                 ---------------

----------------------------------------------------------------
October 31, 2005                               0.26        0.172
----------------------------------------------------------------
July 31, 2005                                  0.24        0.16
----------------------------------------------------------------
April 30, 2005                                 0.40        0.17
----------------------------------------------------------------
January 31, 2005                               0.39        0.23
----------------------------------------------------------------
October 31, 2004                               0.33        0.19
----------------------------------------------------------------

----------------------------------------------------------------
July 31, 2004                                  0.31        0.20
----------------------------------------------------------------
April 30, 2004                                 0.58        0.27
----------------------------------------------------------------
January 31, 2004                               0.65        0.23
----------------------------------------------------------------
October 31, 2003                               0.28        0.20
----------------------------------------------------------------

(b) Holders -- The approximate number of record holders of our Common Stock, as of November 1, 2005 amounts to 1,211 inclusive of those brokerage firms and/or clearing houses holding our common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding is 95,969,214 as of November 1, 2005.

(c) Dividends - We had not paid or declared any dividends upon our Common Stock since inception and, by reason of our present financial status and our contemplated financial requirements, do not contemplate or anticipate paying any dividends upon our Common Stock in the foreseeable future.

During the quarter ended July 31, 2005, we issued the following shares of our Common Stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933: Related parties exercised 227,273 options for gross proceeds of $5,000. 300,000 options were exercised by others as payments of accounts payable in the amount of $36,000. The Company also issued 5,440,000 shares of its common stock as liquidated damages in connection with not timely listing our stock on the Toronto Stock Exchange.

We did not repurchase any of our securities during the fiscal year ended July 31, 2005.

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of July 31, 2005.

                                                                Number of                                   Number of securities
                                                            Securities to be                                remaining available
                                                               Issued upon            Weighted-average      for future issuance
                                                               Exercise of            exercise price of         under equity
                                                               Outstanding               outstanding         compensation plans
                                                            Options, warrants         options, warrants    (excluding securities
                   Plan Category                               and rights                and rights       reflected in column (a))
===================================================      =======================      ================= ============================
                                                                   (a)                       (b)                    (c)
                                                         =======================      ================= ============================
Equity compensation plans approved by security
holders:                                                              -0-                $   -0-                     N/A
                                                              ============                ========               ==========
Equity compensation plans not approved by security                 90,909                $  .022                     N/A
holders:                                                        2,702,000                   .25                      N/A
                                                                  550,000                   .05                      N/A
                                                                3,120,454                   .50                      N/A
                                                                  100,000                   .24                      N/A
                                                                1,250,000                   .21                      N/A
                                                               27,200,004                   .30                      N/A
                                                                  500,000                   .22                      N/A
                                                                1,000,000                   .32                      N/A
                                                                  100,000                   .41                      N/A
                                                              ============                ========               ==========

Total                                                          36,613,367                $  .31                      N/A
                                                              ============                ========               ==========

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report.

Result of Operations

      Fiscal year ended July 31, 2005 compared to fiscal year ended July 31,
2004

Revenues

We generated no revenues from mining operations during the fiscal year ended July 31, 2005 and 2004. There were de minimis non-operating revenues during the fiscal year ended July 31, 2005 and 2004 of approximately $46,005 and $4,000, respectively. These non-operating revenues primarily represent interest income.

Costs and Expenses

Over all costs and expenses during the fiscal year ended July 31, 2005 were $2,051,687 an increase of $11,882 or 0.6% from the fiscal year ended July 31, 2004. The primary reason for the increase during the fiscal year ended July 31, 2005 was increases in mine and in selling, general and administrative expenses offset by a reduction in stock based compensation and no impairment loss incurred during the year ending July 31, 2005.

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

Mine expenses during the fiscal year ended July 31, 2005 were $851,374 an increase of $178,324 or 26% from the fiscal year ended July 31, 2004. We believe that the increase in mine expenses resulted primarily from increased professional and engineering and consulting costs as well as continuing development of the mine.

Selling, general and administrative expenses during the fiscal year ended July 31, 2005 were $1,005,038 an increase of $317,316 or 46% from the fiscal year ended July 31, 2004. We believe that the increase in selling, general and administrative expenses resulted primarily from an increase in professional, consulting fees as well as travel expenses and public relations costs incurred in connection with fund raising efforts during the fiscal year ended July 31, 2005.

Stock based compensation during the fiscal year ended July 31, 2005 was $187,844 compared to $379,033 for the fiscal year ended July 31, 2004. This decrease resulted from a reduction in the amount of options granted and common stock issued for services rendered during the fiscal year ended July 31, 2005.

Loss on Joint Venture for the fiscal year ended July 31, 2005 was $0 compared to $800,000 for the fiscal year ended July 31, 2004. The Joint Venture was terminated during the quarter ended April 30, 2004.

Loss on the write-off of minority interest was $0 for the fiscal year ended July 31, 2005 compared to $150,382 for the fiscal year ended July 31, 2004. Since the Joint Venture was terminated during the quarter ended April 30, 2004 there is no longer a minority interest.

Net Loss

As a result, our net loss for the fiscal year ended July 31, 2005 was $2,005,682, which was $932,908 or 32% less than our net loss for the fiscal year ended July 31, 2004 which was $2,938,590.

Loss from Changes in Foreign Exchange Rates

During the fiscal year ended July 31, 2005, we recorded equity adjustments from foreign currency translations of approximately $29,000. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar.

Liquidity and Capital Resources; Plan of Operations

As of July 31, 2005, we had working capital of $4,239,991. Our plans over the next 12 months primarily include the cost of engineering, water and construction of the El Chanate open-pit gold mine in Mexico and general administrative costs in New York.

Our planned activities over the next twelve months in Mexico, in order of priority, are as set forth below. The activities and the costs may vary materially, especially if there are significant increase in costs related to such items as fuel, construction materials and labor. The following costs are derived from the 2005 Study.

             Activity                                             Estimated Cost

Mexico

Crushing                                                               5,600,000
Heap leaching                                                          2,100,000
Carbon handling & refining                                               900,000
Power system                                                             650,000
Water system                                                             730,000

Trucks and other mining equipment                                        460,000

Engineering and planning                                               1,100,000

Ancillaries (building, shops, lab and road)                            1,100,000

Owner's costs                                                          3,200,000

Working capital                                                        1,700,000

General and administrative                                               350,000
                                                                    ------------

    Sub-total                                                       $ 17,890,000
                                                                    ------------

New York and Colorado

General, administrative and professional expenses                      1,380,000
                                                                    ------------

                                    Total                           $ 19,270,000
                                                                    ------------

Historically, we have not generated any material revenues from operations and have been in a precarious financial condition. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have recurring losses from operations. Our primary source of funds used during the fiscal year ended July 31, 2005 was from the sale and issuance of equity securities for net proceeds of approximately $7,338,316. As discussed below, in February 2005, we completed a private placement, netting approximately $6.2 million, and mandated Standard Bank Plc. as the exclusive arranger of a project finance facility of up to US$10 million for our El Chanate gold mining project in Sonora State, Mexico.

February 2005 Private Placement

In the private placement that closed in February 2005 we issued 27,200,004 shares of our Common Stock and warrants to purchase an aggregate of up to 27,200,004 shares of our Common Stock for an aggregate gross purchase price of approximately $6.8 million and we received approximately $6.2 million in net proceeds. The Warrant issued to each purchaser is exercisable for one share of our Common Stock, at an exercise price equal to $0.30 per share. Each Warrant has a term of two years and is fully exercisable from the date of issuance. We issued to the placement agent two year warrants to purchase up to 2,702,000 shares of our Common Stock at an exercise price of $0.25 per share. The purchasers acquired the Common Stock and warrants to purchase Common Stock directly from us in transactions exempt from the registration requirements of the federal and state securities laws. All of the securities were issued and sold solely to accredited investors, as defined in Rule 501 of Regulation D pursuant to the Securities Act.

Pursuant to our agreement with the purchasers we filed a registration statement with the Securities and Exchange Commission and registered the foregoing shares and shares issuable upon the exercise of the foregoing Warrants (collectively, the "registrable shares") for public resale. We also agreed to prepare and file all amendments and supplements necessary to keep the registration statement effective until the earlier of the date on which the selling stockholders may resell all the registrable shares covered by the registration statement without volume restrictions pursuant to Rule 144(k) under the Securities Act or any successor rule of similar effect and the date on which the selling stockholders have sold all the shares covered by the registration statement. If, subject to certain exceptions, sales of all shares registered cannot be made pursuant to the registration statement, we will be required to pay to these selling stockholders in cash or, at our option, in shares their pro rata share of 0.0833% of the aggregate market value of the registrable shares held by these selling stockholders for each month thereafter until sales of the registrable shares can again be made pursuant to the registration statement.

In addition, we agreed to have our Common Stock listed for trading on the Toronto Stock Exchange. If our Common Stock was not listed for trading on the Toronto Stock Exchange within 180 days after February 8, 2005, we were required to issue to these selling stockholders an additional number of shares of our Common Stock that is equal to 20% of the number of shares acquired by them in the private placement. We did not timely list our shares on the Toronto Stock Exchange and, in July 2005, we issued 5,440,000 shares to the selling stockholders.

Project Finance Facility

On February 2, 2005, we mandated Standard Bank Plc. as the exclusive arranger of a project finance facility of up to US$10 million for our El Chanate gold mining project and associated hedging. We anticipate that Standard Bank will administer the loan and the hedging throughout the construction and operational phases of the project.

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

Per our arrangement with Standard Bank, the shares issuable upon exercise of the 1,000,000 common stock purchase warrants have been registered for public resale. We also will be required to register the shares issuable upon exercise of the additional 14,600,000 warrants if and when these warrants are issued.

This mandate is not a commitment to provide the funding. Funding is subject to satisfactory completion of due diligence, approvals from Standard Bank's credit committee and execution of definitive documentation.

If Standard determines not to provide the funding, we will be required to obtain such funding from another source. In addition, as discussed above, we estimate that we will need between $17.5 and $18.5 million to complete a mine at the El Chanate concessions. Accordingly, the net proceeds from the 2005 private placement and the anticipated funds from Standard Bank will not be adequate to complete construction and commence mining operations. We also anticipate non-mine related operating expenses over the next 12 months of approximately $1.4 million.

To the extent that we need to obtain additional capital to complete the mine, commence operations and cover ongoing general and administrative expenses, management intends to raise such funds through bank financing, the sale of our securities, the sale of a royalty interest in the future production from the Chanate properties and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding, if needed, will be available. If we are unable to obtain needed capital from outside sources, we will be forced to reduce or curtail our operations. Please see the risk factor "We lack operating cash flow and rely on external funding sources. If we are unable to continue to obtain needed capital from outside sources until we are able to generate positive cash flow from operations, we will be forced to reduce or curtail our operations" in Part I, Item 1. Description of Business."

Our ability to raise additional funds through the sale of equity securities is hampered by the limited number of remaining shares that are authorized but not issued or reserved for issuance. We have only approximately 2,817,419 shares of Common Stock available for future issuances. We have scheduled a special meeting of our stockholders to be held on November 18, 2005 to approve an amendment to our Articles of Incorporation to increase the number of our authorized shares. If our stockholders do not approve this amendment, we most likely will not be unable to raise additional needed funds through the sale of equity securities. Please see the risk factor "If our stockholders do not approve an amendment to our Articles of Incorporation to increase the number of shares we are authorized to issue, we will be unable to raise additional needed funds through the sale of equity securities and it may make it more difficult to attract independent directors and key employees" in Part I, Item 1.
Description of Business."

Environmental and Permitting Issues

Management does not expect that environmental issues will have an adverse material effect on our liquidity or earnings. In Mexico, although we must continue to comply with laws, rules and regulations concerning mining, environmental, health, zoning and historical preservation issues, we are not aware of any significant environmental concerns or existing reclamation requirements at the El Chanate concessions. We received the required Mexican government permits for construction, mining and processing the El Chanate ores in January 2004. The permits were extended in June 2005. Pursuant to the extensions, once we file a notice that work has commenced, we have one year to prepare the site and construct the mine and seven years to mine and process ores from the site. We received the explosive permit from the government in January 2004. This permit must be renewed annually and currently runs through December 2005.

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

We do include in all our internal revenue and cost projections a certain amount for environmental and reclamation costs on an ongoing basis. This amount is determined at a fixed amount of $0.13 per metric tonne of material to be milled on a continual, ongoing basis to provide primarily for reclaiming tailing disposal sites and other reclamation requirements. At this time, there do not appear to be any environmental costs to be incurred by us beyond those already addressed above. No assurance can be given that environmental regulations will not be changed in a manner that would adversely affect our planned operations.

Equipment Disposition

In June 2005, we purchased used crushing equipment for approximately $325,500. We spent about $68,329 disassembling, transporting and inspecting the equipment. However, in late summer 2005, we determined to use new rather than used crushing equipment. As a result, we plan to sell this used equipment and we have commissioned an agent to obtain potential buyers.

Contractual Obligations as of July 31, 2005

Lease Commitments

We occupy office space in New York City under a non cancelable operating lease that commenced on September 1, 2002 and terminates on August 31, 2007. In addition to base rent, the lease calls for payment of utilities and other occupancy costs.

Approximate future minimum payments under this lease are as follows:

Year Ending July 31,
          2006                        $   51,000
          2007                            51,000
          2008                             4,200
------------------------------------------------
                                      $  106,200
                                      ==========

Rent expense under the office lease in New York City was approximately $63,000 and $57,000 for the years ended July 31, 2005 and 2004, respectively.

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

Financial Accounting Standards Board ("FASB") Statement No. 151 "Inventory Costs-an amendment of ARB No. 43, Chapter 4", FASB Statement No. 152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67", FASB Statement No. 153, "Exchanges of Non Monetary Assets-an amendment of APB Opinion No. 29", and FASB Statement No. 123R, "Share Based Payment" were issued November 2004, December 2004, December 2004 and December 2004, respectively. FASB Statements No. 151, 152 and 153 have no current applicability to us or their effect on the consolidated financial statements would not have been significant.

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

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs incurred or accrued at July 31, 2005.

Item 7. Financial Statements.

For the Financial Statements required by Item 7 see the Financial Statements included at the end of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosure.

Item 8A. Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Item 8B. Other Information.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning the directors and executive officers of the Company:

                               First
                               Became
Name                    Age    Director   Position

Gifford A. Dieterle     73      9/22/82   President, Treasurer, Chief Financial
                                          Officer & Chairman of the Board

Robert Roningen         70      9/14/93   Director, Senior Vice President,
                                          Secretary

Jack V. Everett         84      1/25/95   Director, Vice President - Exploration

Roger A. Newell         62      8/28/00   Director, Vice President -
                                          Development

Jeffrey W. Pritchard    47      1/27/00   Director, Vice President -
                                          Investor Relations

J. Scott Hazlitt        53                Vice President - Mine Development

Directors are elected at the meeting of shareholders called for that purpose and hold office until the next stockholders meeting called for that purpose or until their resignation or death. Officers of the corporation are elected by the directors at meetings called by the directors for its purpose.

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

J. SCOTT HAZLITT, Vice President - Mine Development, has been in the mining business since 1974. He has worked primarily in mine feasibility, development, and mine operations. Mr. Hazlitt was a field geologist for ARCO Syncrude Division at their CB oil Shale project in 1974 and 1975. He was a contract geologist for Pioneer Uravan and others from 1975 to 1977. He was a mine geologist for Cotter Corporation in 1978 and 1979, and was a mine geologist for ASARCO from 1979 to 1984. He served as Vice President of Exploration for Mallon Minerals from 1984 to 1988. From 1988 to 1992, Mr. Hazlitt was a project geologist and Mine Superintendent for the Lincoln development project. From 1992 to 1995, he was self-employed as a consulting mining geologist in California and Nevada. He was Mine Operations Chief Geologist for Getchell Gold from 1995 to 1999. His work experience has included precious metals, base metals, uranium, and oil shale. Mr. Hazlitt has served as mine manager at our Hopemore Mine in Leadville, Colorado starting in November 1999. Since 2001, he has focused on development of our El Chanate concessions. His highest educational degree is Master of Science from Colorado State University. He is a registered geologist in the state of California.

Key Consultant

DAVID LODER has been the General Manager of our El Chanate project since March 2005. Mr. Loder is a registered professional mining engineer with over 30 years experience in the mining industry, spending the last 15 years managing open-pit gold heap leach operations. He has been a General Manager responsible for the overall planning and start-up for open-pit gold mining operations in Sonora, Mexico and elsewhere in Latin America. From 2003 to 2004, he was general manager of the Bellavista mine owned by Glencairn Gold in Costa Rica. From 1995 to 2001, Mr. Loder was general manager of the Santa Gertrudis mine owned by Campbell Resources in Sonora, Mexico. Mr. Loder is a Registered Professional Engineer in the United States and Canada.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, except that Mr. Newell filed a Form 4 late on one occasion with regard to a transaction that occurred during fiscal 2005 and Mr. Hazlitt recently filed a Form 5 reporting two transactions that should have been filed on Form 4. The Form 5 also reports information that would have been contained in a Form 3. Mr. Hazlitt did not make any filings under Section 16(a) prior to the filing of the Form 5 because there was a question of fact as to whether Mr. Hazlitt is required to make filings under Section 16(a).

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

                           SUMMARY COMPENSATION TABLE

                                                                        Long-Term Compensation
                                                               ------------------------------------------
                              Annual Compensation                     Awards              Payouts
                       -------------------------------------   -------------------   --------------------
        (a)             (b)       (c)      (d)        (e)        (f)         (g)       (h)         (i)
-------------------    ----     ------   ------    ---------     ---       -------   -------    ---------
                                                     Other     Restrict-                         All Other
                                                    Annual     ed Stock               LTIP      Compensa
Name and Principal                        Bonus     Compen-     Award      Options   Payouts     -tion
    Position           Year     Salary     ($)     sation($)     ($)         SARs      ($)         (i)
-------------------    ----     ------   ------    ---------     ---       -------   -------    ---------
Gifford A. Dieterle    2005    123,000     -0-        -0-        -0-         -0-       -0-         -0-
Chief Executive        2004    104,000   20,000       -0-        -0-       250,000     -0-         -0-
Officer                2003     70,856   23,400       -0-        -0-         -0-       -0-         -0-

The following table sets forth information with respect to the Company's Executive Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

(a)                      (b)             (c)            (d)             (e)
--------------------------------------------------------------------------------
                                   Percent of Total
                                   Options/SARs
                       Options/    Granted to
                       SARs        Employee in     Exercise or Base   Expiration
Name                   Granted     Fiscal Year     Price  ($/SH)      Date
--------------------------------------------------------------------------------

Gifford A. Dieterle       0             0%              $. 0            N/A
Robert N. Roningen        0             0%              $ .0            N/A
Jack V.  Everett          0             0%              $ .0            N/A
Roger A. Newell           0             0%              $ .0            N/A
Jeffrey W. Pritchard      0             0%              $ .0            N/A

The following table sets forth information with respect to the Company's Executive Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

         Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR

(a)                        (b)           (c)         (d)               (e)
--------------------------------------------------------------------------------
                                                                   Value of
                                                  Number of        Unexercised
                                                  Unexercised      In-the-Money
                                                  Options/SARs     Option/SARs
                        Shares                    at FY-End(#)     at FY-End(#)
                        Acquired on    Value      Exercisable/     Exercisable/
     Name               Exercise (#)   Realized   Unexercisable    Unexercisable
--------------------------------------------------------------------------------
Gifford A. Dieterle         --            --        1,500,000        $  75,000
Robert N. Roningen          --            --          750,000        $  75,000
Jeffrey W. Pritchard        --            --          622,727        $  75,000
Roger A. Newell           227,227       50,000        750,000        $ 135,000
Scott Hazlitt             400,000      132,000        325,000        $  97,500

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of November 1, 2005, the number and percentage of outstanding shares of Common Stock beneficially owned by:

      o Each person, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of our issued and outstanding Common Stock;

      o     each of our Directors and the Named Executives; and

      o     all of our officers and Directors as a group.

As of the foregoing date, there were no other persons, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of the issued and outstanding Common Stock.

This table is based upon information supplied by Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission, and information obtained from our directors and named executives. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days of November 1, 2005. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named in the table, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, we believe, based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares Common Stock which they beneficially own. Unless otherwise noted, the address of each of the principal stockholders is care of us at 76 Beaver Street, 26th floor, New York, NY10005.

Name and Address                       Amount & Nature
of Beneficial                          of Beneficial         Approximate
Owner                                  Ownership             Percentage(1)(2)
----------                             ---------             -----------------
Gifford A. Dieterle*                   2,650,000(2)                 2.7%

Jack Everett*                          1,000,000                    1.0%
534 Observatory Drive
Colorado Springs, CO 80904

Robert Roningen*                       2,200,000 (2)(3)             2.3%
2955 Strand Road
Duluth, MN 55804

Jeffrey W. Pritchard*                  956,354(2)                   1.0%

Roger A Newell*                        1,477,273(2)                 1.5%
1781 South Larkspur Drive
Golden, CO 80401

Scott Hazlitt*                         1,025,000(2)                 1.1%
949 F Street
Salida. CO 81201

RAB Special Situations
  (Master) Fund Limited                17,600,000(4)                16.9%
1 Adam Street
London, WC2N 6LE, UK

SPGP                                   20,370,000(5)                19.3%
17, Avenue Matignon
75008 Paris, France

Caisse de Depot et Placement
du Quebec                              5,280,000(6)                 5.4%
1000, place Jean-Paul-Riopelle
Montreal, Quebec, H2Z 2B3

All Officers and
Directors as a
Group (6)                              9,308,627(2)(3)              9.5%
---------------------------------

*  Officer and/or Director of Capital Gold.

(1) Based upon 95,969,214 shares issued and outstanding as of November 1, 2005.

(2) For Messrs. Dieterle, Roningen, Pritchard, Newell and Hazlitt, includes, respectively, 1,500,000 shares, 750,000 shares, 622,727 shares, 750,000 shares and 325,000 shares issuable upon exercise of options and/or warrants.

(3)   Includes shares owned by Mr. Roningen's wife and children.

(4) The shares are held of record by Credit Suisse First Boston LLC. Includes shares issuable upon exercise of warrants to purchase an aggregate of 8,000,000 shares. The warrants are not exercisable if, as a result of an exercise, the holder would then become a "ten percent beneficial owner" of our Common Stock, as defined in Rule 16a-2 under the Securities Exchange Act of 1934. The Approximate Percentage column takes into account the shares issuable upon exercise of these warrants. We have been advised that William P. Richards is the Fund Manager for RAB Special Situations (Master) Fund Limited, with dispositive and voting power over the shares held by RAB Special Situations (Master) Fund Limited.

(5) Includes shares issuable upon exercise of warrants to purchase an aggregate of 9,600,000 shares. We have been advised that Guy-Philippe Bertin, Fund Manager, is a natural person with voting and investment control over shares of our Common Stock beneficially owned by SPGP.

(6) The shares are held of record by Fiducie Desjardins. Includes shares issuable upon exercise of warrants to purchase an aggregate of 2,400,000 shares. We have been advised that Francois Perron has dispositive power and Anne Genevieve Beique has voting power over the shares held by Caisse de Depot et Placement du Quebec.

Item 12.  Certain Relationships and Related Transactions.

During the fiscal years ended July 31, 2005 and 2004, we paid Roger Newell $68,000 and $62,000, respectively, for professional geologist and management services rendered to us plus expenses. During the fiscal years ended July 31, 2005 and 2004, we paid Scott Hazlitt $96,000 per year, for professional geologist and mine management services rendered to us, plus expenses. During the fiscal years ended July 31, 2005 and 2004, we paid Jack Everett consulting fees of $56,900 and $47,600, respectively. During the fiscal year ended July 31, 2005 and 2004, we paid Robert Roningen legal fees of $6,625 and $6,900, respectively.

In May 2004, we issued 250,000 Common Stock options each to Messrs. Dieterle, Roningen, Pritchard, Everett and Newell exercisable at $.22 per share expiring on May 25, 2007.

On May 28, 2005, Roger Newell exercised 227,273 outstanding options at $0.022 per share.

The Company utilizes Caborca Industrial S.A. de C.V., a Mexican corporation 100% owned by Messrs. Dieterle and Pritchard, two of our officers and directors for mining support services. These services include but are not limited to the payment of mining salaries and related costs. Caborca Industrial bills us for these services at cost. Mining expenses charged by it amounted to approximately $24,000 for the year ended July 31, 2005.

Item 13. Exhibits.

Exhibits

   3.a      Certificate of Incorporation of Company(1)

   3.b      Amendments to Certificate of Incorporation of Company (1)(5)

   3.c      By-Laws of Company (1)

   4.2 Form of Warrant for Common Stock of the Company issued in February 2005 private placement.(8)

   4.3      Form of Warrant for Common Stock of the Company issued to Standard
            Bank.(9)

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

   10.i     English Summary of El Charro agreement(10)

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

      (7) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on or about April 12, 2004, and incorporated herein by this reference.

      (8) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on or about February 10, 2005, and incorporated herein by this reference.

      (9) Previously filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the Commission on or about June 27, 2005, and incorporated herein by this reference.

      (10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2005 filed with the Commission on or about June 20, 2005, and incorporated herein by this reference.

Statements contained in this Form 10-KSB as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to this Report or is included in any forms indicated above, each such statement is deemed to be qualified and amplified in all respects by such provisions.

Item 14. Principal Accountant Fees And Services.

Wolinetz, Lafazan & Company, P.C. ("WL"), Certified Public Accountants, are the Company's independent auditors that examined the financial statements of the Company for the fiscal years ended July 31, 2005 and 2004. WL has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

WL billed $55,000 and $40,000 for the audit of our financial statements for the fiscal years ended July 31, 2005 and 2004 and their review of the financial statements included in our filing of quarterly reports on form 10-QSB during these fiscal years.

Audit-Related Fees

WL was not paid any additional fees for the fiscal years ended July 31, 2005 or 2004 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

WL billed $7,000 for the fiscal years ended July 31, 2005 and 2004 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

WL was paid no other fees for professional services during the fiscal years ended July 31, 2005 and 2004.

Audit Committee Pre-Approval Policies

The Board of Directors, which performs the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by WL. All the services performed by WL that are described above were pre-approved by the Board of Directors. Less than 50% of the hours expended on WL's engagement to audit our financial statements for the fiscal years ended July 31, 2005 and 2004 were attributed to work performed by persons other than WL's full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CAPITAL GOLD CORPORATION

                                    By: /s/ Gifford A. Dieterle
                                        ----------------------------------------
                                        Gifford A. Dieterle, President

Dated: Dated: November 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                         TITLE                       DATE
----------                         -----                       ----

/s/ Gifford A. Dieterle            President,                  November 14, 2005
-----------------------------      Treasurer,
Gifford A. Dieterle                Principal Financial
                                   and Accounting
                                   Officer and Chairman
                                   of the Board of Directors


/s/ Jack V. Everett                Director                    November 14, 2005
-----------------------------
Jack V. Everett


/s/ Robert N. Roningen             Director                    November 14, 2005
-----------------------------
Robert N. Roningen


/s/ Roger A. Newell                Director                    November 14, 2005
-----------------------------
Roger A. Newell


/s/ Jeffrey W. Pritchard           Director                    November 14, 2005
-----------------------------
Jeffrey W. Pritchard

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

NOT APPLICABLE.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Capital Gold Corporation
New York, New York

We have audited the accompanying consolidated balance sheet of Capital Gold Corporation and Subsidiaries (A Development Stage Enterprise) ("the Company") as of July 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended July 31, 2005 and for the period September 17, 1982 (Inception) to July 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Gold Corporation and Subsidiaries as of July 31, 2005 and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 31, 2005 and for the period September 17, 1982 (Inception) to July 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage enterprise whose operations have generated recurring losses since its inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note
17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
October 25, 2005

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2005

                                     ASSETS

Current Assets:

  Cash and Cash Equivalents                                        $  4,281,548
  Loans Receivable - Affiliate                                           31,419
  Prepaid Expenses                                                       18,991
  Marketable Securities                                                 150,000
  Other Current Assets                                                   40,849
                                                                   ------------

       Total Current Assets                                           4,522,807
                                                                   ------------

Mining Concessions                                                       70,104
                                                                   ------------

Property & Equipment - net                                              650,941
                                                                   ------------

Intagible Assets - net                                                   17,842
                                                                   ------------

Other Assets:
  Other Investments                                                      21,220
  Deferred Financing Costs                                              100,000
  Mining Reclamation Bonds                                               35,550
  Other                                                                  43,802
  Other Deposits                                                         80,000
  Security Deposits                                                       9,605
                                                                   ------------
     Total Other Assets                                                 290,177
                                                                   ------------

Total Assets                                                       $  5,551,871
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                 $     92,040
  Accrued Expenses                                                      190,776
                                                                   ------------
     Total Current Liabilities                                          282,816
                                                                   ------------

Commitments and Contingencies
Stockholders' Equity:
  Common Stock, Par Value $.001 Per Share;
    Authorized 150,000,000 shares; Issued and
    Outstanding 95,969,218 Shares                                        95,969
  Additional Paid-In Capital                                         31,851,724
  Deficit Accumulated in the Development Stage                      (26,583,811)
  Deferred Financing Costs                                             (252,541)
  Accumulated Other Comprehensive Income                                157,714
                                                                   ------------

  Total Stockholders' Equity                                          5,269,055
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  5,551,871
                                                                   ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                             For the Period
                                                 For the Year Ended        September 17, 1982
                                                      July 31,                 (Inception)
                                            -----------------------------          To
                                                2005             2004        July 31, 2005
                                            ------------     ------------     ------------
Revenues                                    $         --     $         --     $         --
                                            ------------     ------------     ------------
Costs and Expenses:
 Mine Expenses                                   851,374          673,050        7,663,908
 Write-Down of Mining, Milling and Other
   Property and Equipment                             --          300,000        1,299,445
 Selling, General and Administrative
   Expenses                                    1,005,038          687,722        9,862,967
 Stock Based Compensation                        187,844          379,033        9,409,847
 Depreciation and Amortization                     7,431               --          375,157
                                            ------------     ------------     ------------
     Total Costs and Expenses                  2,051,687        2,039,805       28,611,324
                                            ------------     ------------     ------------

Loss from Operations                          (2,051,687)      (2,039,805)     (28,611,324)
                                            ------------     ------------     ------------

Other Income (Expense):
 Interest Income                                  42,483            4,074          795,998
 Miscellaneous                                     3,522               --           36,199
 Financing Fees                                       --               --               --
 Gain on Sale of Property and Equipment               --               --           46,116
 Gain on Sale of Subsidiary                           --               --        1,907,903
 Option Payment                                       --               --           70,688
 Loss on Write-Off of Investment                      --               --          (10,000)
 Loss on Joint Venture                                --         (800,000)        (901,700)
 Loss on Option                                       --               --          (50,000)
 Loss on Other Investments                            --           (3,697)          (3,697)
 Loss on Write -Off of Minority Interest              --         (150,382)        (150,382)
                                            ------------     ------------     ------------
        Total Other Income (Expense)              46,005         (950,005)       1,741,125
                                            ------------     ------------     ------------

Loss Before Minority Interest                 (2,005,682)      (2,989,810)     (26,870,199)
Minority Interest                                     --           51,220          286,388

                                            ------------     ------------     ------------
Net Loss                                    $ (2,005,682)    $ (2,938,590)    $(26,583,811)
                                            ============     ============     ============

Net Loss Per Common Share - Basic and
Diluted                                     $      (0.03)    $      (0.06)
                                            ============     ============

Weighted Average Common Shares
Outstanding                                   75,123,922       51,584,715
                                            ============     ============


The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2005

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

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2005

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

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2005

                                                                                         Deficit
                                                                                        Accumulated
                                              Common Stock             Additional         In The
                                       ----------------------------      Paid-In        Development
                                          Shares          Amount         Capital           Stage            Total
                                       ------------    ------------    ------------     ------------     ------------
Common Stock Issued For:
  Cash:
    At $.30 Per Share                       114,917    $        115    $     34,303     $         --     $     34,418
    At $.50 Per Share                         2,000               2             998               --            1,000
    At $.60 Per Share                        22,867              23          13,698               --           13,721
    At $.70 Per Share                        10,000              10           6,990               --            7,000
    At $.80 Per Share                         6,250               6           4,994               --            5,000
    At $.90 Per Share                         5,444               5           4,895               --            4,900
  Services:
    At $.32 Per Share                        39,360              39          12,561               --           12,600
    At $.50 Per Share                        92,353              93          46,084               --           46,177
  Exercise of Options:
    At $.50 Per Share By
      Related Party                         100,000             100          49,900               --           50,000

Net Loss                                         --              --              --         (307,477)        (307,477)
                                       ------------    ------------    ------------     ------------     ------------

Balance - July 31, 1992                   7,092,807           7,093       3,245,058       (2,027,007)       1,225,144

Common Stock Issued For:
  Cash:
    At $.30 Per Share                       176,057    $        176    $     51,503     $         --     $     51,679
    At $.50 Per Share                       140,000             140          69,964               --           70,104
    At $.60 Per Share                        10,000              10           5,990               --            6,000
    At $.70 Per Share                        17,000              17          11,983               --           12,000
    At $1.00 Per Share                       50,000              50          49,950               --           50,000
  Services:
    At $.50 Per Share                       495,556             496         272,504               --          273,000
  Commissions:
    At $.50 Per Share                        20,220              20             (20)              --               --

Commissions Paid                                 --              --          (1,500)              --           (1,500)

Net Loss                                         --              --              --         (626,958)        (626,958)
                                       ------------    ------------    ------------     ------------     ------------

Balance - July 31, 1993                   8,001,640           8,002       3,705,432       (2,653,965)       1,059,469


The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2005

                                                                                         Deficit
                                                                                        Accumulated
                                              Common Stock             Additional         In The
                                       ----------------------------      Paid-In        Development
                                          Shares          Amount         Capital           Stage            Total
                                       ------------    ------------    ------------     ------------     ------------
Common Stock Issued For:
  Cash:
    At $.30 Per Share                       249,330    $        150    $     43,489     $         --     $     43,639
    At $.50 Per Share                       377,205             377         189,894               --          190,271
Services:
    At $.30 Per Share                       500,000             500         149,500               --          150,000
    At $.50 Per Share                       130,000             130          71,287               --           71,417
    At $.50 Per Share
      By Related Party                       56,000             156          77,844               --           78,000
    At $.70 Per Share                         4,743               4           3,316               --            3,320
  Exercise of Options For Services:
    At $.50 Per Share                        35,000              35          17,465               --           17,500
    At $.50 Per Share
     By Related Party                       150,000             150          74,850               --           75,000

Net Loss                                         --              --              --         (665,909)        (665,909)
                                       ------------    ------------    ------------     ------------     ------------
Balance - July 31, 1994                   9,503,918           9,504       4,333,077       (3,319,874)       1,022,707

Common Stock Issued For:
  Cash:
    At $.30 Per Share                       150,000    $        150    $     49,856     $         --     $     50,006
    At $.40 Per Share                       288,200             288         115,215               --          115,503
    At $.50 Per Share                       269,611             270         132,831               --          133,101
    At $.60 Per Share                       120,834             121          72,379               --           72,500
    At $.70 Per Share                        23,000              23          16,077               --           16,100
Services:
    At $.40 Per Share                       145,000             145          60,755               --           60,900
    At $.50 Per Share                        75,000              75          34,925               --           35,000
Exercise of Options For:
  Cash:
  At $.50 Per Share
    By Related Party                        350,000             350         174,650               --          175,000
Services:
  At $.50 Per Share                          35,000              35          17,465               --           17,500

Commissions Paid                                 --              --          (1,650)              --           (1,650)

Net Loss                                         --              --              --         (426,803)        (426,803)
                                       ------------    ------------    ------------     ------------     ------------

Balance - July 31, 1995                  10,960,563          10,961       5,005,580       (3,746,677)       1,269,864


The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2005

                                                                                         Deficit
                                                                                        Accumulated
                                              Common Stock             Additional         In The
                                       ----------------------------      Paid-In        Development
                                          Shares          Amount         Capital           Stage            Total
                                       ------------    ------------    ------------     ------------     ------------
Common Stock Issued For:
  Cash:
    At $.40 Per Share                        75,972    $         76    $     30,274     $         --     $     30,350
    At $.50 Per Share                       550,423             550         270,074               --          270,624
    At $.60 Per Share                       146,773             147          87,853                            88,000
    At $.70 Per Share                        55,722              56          38,949                            39,005
    At $.80 Per Share                       110,100             110          87,890                            88,000

Services:
    At $.40 Per Share                       104,150             104          38,296               --           38,400
    At $.50 Per Share                        42,010              42          20,963               --           21,005
    At $.60 Per Share                         4,600               5           2,755                             2,760
    At $.70 Per Share                       154,393             155         107,920                           108,075

  Commissions:
     At $.35 Per Share                       23,428              23             (23)
     At $.50 Per Share                       50,545              50             (50)
     At $.60 Per Share                        2,000               2              (2)
     At $.70 Per Share                       12,036              12             (12)

  Exercise of Options:
    Cash:
      At $.35 Per Share
        By Related Party                     19,571              20           6,830                             6,850

    Services:
      At $.35 Per Share
        By  Related Party                   200,429             200          69,950               --           70,150
      At $.50 Per Share                      95,000              95          47,405               --           47,500

Compensation Portion of
  Options                                        --              --         261,500               --          261,500

Net Loss                                         --              --              --         (956,043)        (956,043)
                                       ------------    ------------    ------------     ------------     ------------

Balance - July 31, 1996                  12,607,715          12,608       6,076,152       (4,702,720)       1,386,040


The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2005

                                                                                         Deficit
                                                                                        Accumulated
                                              Common Stock             Additional         In The
                                       ----------------------------      Paid-In        Development
                                          Shares          Amount         Capital           Stage            Total
                                       ------------    ------------    ------------     ------------     ------------
Common Stock Issued For:
  Cash:
    At $.35 Per Share                        50,000    $         50    $     17,450     $         --     $     17,500
    At $.40 Per Share                       323,983             324         128,471               --          128,795
    At $.50 Per Share                       763,881             762         381,174               --          381,936
    At $.60 Per Share                        16,667              17           9,983               --           10,000
    At $.70 Per Share                         7,143               7           4,993               --            5,000
    At $.80 Per Share                        28,750              29          22,971               --           23,000

  Services:
    At $.50 Per Share                       295,884             296         147,646               --          147,942

  Commissions:
     At $.35 Per Share                       44,614              45             (45)
     At $.40 Per Share                       41,993              42             (42)
     At $.50 Per Share                       37,936              38             (38)

  Expense:
     At $.35 Per Share                        8,888               9           3,099                             3,108
     At $.40 Per Share                        9,645              10           3,848                             3,858

  Property and Equipment
      At $.60 Per Share                       7,500               8           4,492                             4,500

  Exercise of Options
    Services:
      At $.35 Per Share
        By Related Party                    136,301             136          47,569                            47,705

Net Loss                                         --              --              --         (805,496)        (805,496)
                                       ------------    ------------    ------------     ------------     ------------

Balance - July 31, 1997                  14,380,900          14,381       6,847,723       (5,508,216)       1,353,888


The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2005

                                                                                         Deficit
                                                                                        Accumulated
                                              Common Stock             Additional         In The
                                       ----------------------------      Paid-In        Development
                                          Shares          Amount         Capital           Stage            Total
                                       ------------    ------------    ------------     ------------     ------------
Common Stock Issued For:
  Cash:
    At $.20 Per Share                        10,000    $         10    $      1,990     $         --     $      2,000
    At $.25 Per Share                       100,000             100          24,900               --           25,000
    At $.27 Per Share                        45,516              46          12,244               --           12,290
    At $.28 Per Share                       150,910             151          41,349               --           41,500
    At $.30 Per Share                        60,333              60          18,040               --           18,100
    At $.31 Per Share                         9,677              10           2,990               --            3,000
    At $.32 Per Share                        86,750              87          27,673               --           27,760
    At $.33 Per Share                       125,364             125          41,245               --           41,370
    At $.35 Per Share                        75,144              75          26,225               --           26,300
    At $.38 Per Share                        49,048              49          18,311               --           18,360
    At $.40 Per Share                       267,500             268         106,732               --          107,000
    At $.45 Per Share                        65,333              65          29,335               --           29,400
    At $.50 Per Share                       611,184             610         304,907               --          305,517

Services:
    At $.23 Per Share                        48,609              49          11,131               --           11,180

Exercise of Options:
  Services:
     At $.22 Per Share                       82,436              82          18,054               --           18,136
     At $.35 Per Share                      183,846             184          64,162               --           64,346

Compensation:
     At $.22 Per Share                      105,000             105          22,995               --           23,100
     At $.35 Per Share                       25,000              25           8,725               --            8,750

Commissions:
     At $.22 Per Share                       67,564              68             (68)              --
     At $.35 Per Share                      291,028             291            (291)              --

Net Loss                                         --              --              --         (807,181)        (807,181)
                                       ------------    ------------    ------------     ------------     ------------

Balance - July 31, 1998                  16,841,142          16,841       7,628,372       (6,315,397)       1,329,816


The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2005

                                                                                         Deficit
                                                                                        Accumulated
                                              Common Stock             Additional         In The
                                       ----------------------------      Paid-In        Development
                                          Shares          Amount         Capital           Stage            Total
                                       ------------    ------------    ------------     ------------     ------------
Common Stock Issued For:
  Cash:
    At $0.20 Per Share                       12,500    $         13    $      2,487     $         --     $      2,500
    At $0.22 Per Share                       45,454              45           9,955               --           10,000
    At $0.25 Per Share                      248,788             249          61,948               --           62,197
    At $0.27 Per Share                      132,456             132          35,631               --           35,763
    At $0.28 Per Share                      107,000             107          30,493               --           30,600
    At $0.29 Per Share                       20,000              20           5,780               --            5,800
    At $0.30 Per Share                       49,333              49          14,751               --           14,800
    At $0.32 Per Share                      152,725             153          48,719               --           48,872
    At $0.33 Per Share                      149,396             149          49,151               --           49,300
    At $0.35 Per Share                      538,427             538         187,912               --          188,450
    At $0.40 Per Share                       17,000              17           6,783               --            6,800
    At $0.50 Per Share                       53,000              53          26,447               --           26,500
    At $0.55 Per Share                        6,000               6           3,294               --            3,300
    At $0.65 Per Share                       33,846              34          21,966               --           22,000
    At $0.68 Per Share                       13,235              13           8,987               --            9,000
    At $0.70 Per Share                      153,572             154         107,346               --          107,500
    At $0.90 Per Share                       57,777              58          51,942               --           52,000
    At $1.00 Per Share                       50,000              50          49,950               --           50,000
    At $1.10 Per Share                      150,000             150         164,850               --          165,000

Expenses:
    At $0.21 Per Share                       37,376              37           7,812               --            7,849
    At $0.30 Per Share                       19,450              19           5,816               --            5,835
    At $0.36 Per Share                       34,722              35          12,465               --           12,500

Commission:
    At $0.21 Per Share                      158,426             158            (158)              --               --
    At $0.25 Per Share                       28,244              28             (28)              --               --
    At $0.30 Per Share                      132,759             133            (133)              --               --
    At $0.35 Per Share                       40,000              40             (40)              --               --

Services:                                    95,238              95          19,905               --           20,000
    At $0.25 Per Share                       17,000              17           4,233               --            4,250
    At $0.30 Per Share                      145,941             146          43,636               --           43,782
    At $0.50 Per Share                       71,808              72          35,832               --           35,904


The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2005

                                                                                         Deficit
                                                                                        Accumulated
                                              Common Stock             Additional         In The
                                       ----------------------------      Paid-In        Development
                                          Shares          Amount         Capital           Stage            Total
                                       ------------    ------------    ------------     ------------     ------------
Compensation portion of Cash
  Issuances                                      --    $         --    $    618,231     $         --     $    618,231

Compensation Portion of
  Options                                        --              --         304,900               --          304,900

Exercise of Options:
  Cash
    At $0.10 Per Share                      510,000             510          50,490               --           51,000

Services:
    At $0.70 Per Share                      100,000             100          69,900               --           70,000

Net Loss                                         --              --              --       (1,964,447)      (1,964,447)
                                       ------------    ------------    ------------     ------------     ------------

Balance - July 31, 1999                  20,222,615          20,221       9,689,625       (8,279,844)       1,430,002

Common Stock Issued For:
  Cash:
    At $.18 Per Share                        27,778              28           4,972               --            5,000
    At $.20 Per Share                       482,500             483          96,017               --           96,500
    At $.21 Per Share                        47,500              47           9,953               --           10,000
    At $.22 Per Share                       844,821             845         185,012               --          185,857
    At $.30 Per Share                       100,000             100          29,900               --           30,000
    At $.35 Per Share                       280,000             280          97,720               --           98,000
    At $.37 Per Share                        56,000              56          19,944               --           20,000
    At $.38 Per Share                       100,000             100          37,900               --           38,000
    At $.40 Per Share                       620,000             620         247,380               --          248,000
    At $.42 Per Share                        47,715              48          19,952               --           20,000
    At $.45 Per Share                       182,445             182          81,918               --           82,100
    At $.50 Per Share                       313,000             313         156,187               --          156,500
    At $.55 Per Share                       122,778             123          67,377               --           67,500
    At $.58 Per Share                        12,069              12           6,988               --            7,000

Expenses:
    At $.20 Per Share                         4,167               4             829               --              833
    At $.22 Per Share                        46,091              46          10,094               --           10,140

Compensation Portion                             --              --          94,430               --           94,430


The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2005

                                                                                         Deficit
                                                                                        Accumulated
                                              Common Stock             Additional         In The
                                       ----------------------------      Paid-In        Development
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

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2005

                                                                               Deficit
                                                                              Accumulated     Accumulated
                                     Common Stock             Additional         In The          Other
                             ----------------------------      Paid-In        Development    Comprehensive
                                Shares          Amount         Capital           Stage       Income (Loss)       Total
                             ------------    ------------    ------------     ------------    ------------    ------------
Compensation Portion:                  --    $         --    $     24,000     $         --    $         --    $     24,000

Expenses:
    At $.27 Per Share              30,000              30           8,070               --              --           8,100

Services:
    At $0.20 Per Share             33,850              34           6,736               --              --           6,770
    At $0.23 Per Share             15,000              15           3,435               --              --           3,450
    At $0.11 Per Share             87,272              87           9,513               --              --           9,600
    At $0.34 Per Share             50,000              50          16,950               --              --          17,000

Compensation Portion:                  --              --          21,777               --              --          21,777

Commission:
    At $0.11 Per Share            266,500             267            (267)              --              --              --
    At $0.20 Per Share             26,150              26             (26)              --              --              --
    At $0.22 Per Share             15,000              15             (15)              --              --              --

Compensation Portion:                  --              --          36,595               --              --          36,595

Exercise of Options:
  Cash:
    At $0.02 Per Share By
      Related Party               225,000             225           4,725               --              --           4,950
    At $0.10 Per Share            200,000             200          19,800               --              --          20,000

Expenses:
    At $0.02 Per Share By
      Related Party                53,270              53           1,120               --              --           1,173

Compensation Portion:                  --              --          25,463               --              --          25,463

Commission:
      At $0.02 Per Share          350,000             350            (350)              --              --              --

Compensation Portion:                  --              --         132,300               --              --         132,300

Commission:
      At $0.05 Per Share        1,000,000           1,000          (1,000)              --              --              --

Compensation Portion:                  --              --         400,000               --              --         400,000

Stock Based Compensation               --              --       7,002,500               --              --       7,002,500
                                                                                                              ------------


The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2005

                                                                               Deficit
                                                                              Accumulated     Accumulated
                                     Common Stock             Additional         In The          Other
                             ----------------------------      Paid-In        Development    Comprehensive
                                Shares          Amount         Capital           Stage       Income (Loss)       Total
                             ------------    ------------    ------------     ------------    ------------    ------------
Comprehensive Loss:
Net Loss                               --              --              --       (9,418,266)             --      (9,418,266)

Equity Adjustment from
  Foreign Currency
  Translation                          --              --              --               --            (493)           (493)
                                                                                                              ------------

Total Comprehensive
  Loss                                 --              --              --               --              --      (9,418,759)
                             ------------    ------------    ------------     ------------    ------------    ------------

Balance - July 31, 2001        33,539,597          33,540      20,633,674      (19,228,130)           (493)      1,438,591

Common Stock Issued
  For:
    Cash:
      At $.022 Per Share        1,400,976           1,401          29,420               --              --          30,821
      At $.08 Per Share           250,000             250          19,750               --              --          20,000
      At $.10 Per Share           980,000             980          97,020               --              --          98,000
      At $.11 Per Share           145,456             145          15,855               --              --          16,000
      At $.115 Per Share          478,260             478          54,522               --              --          55,000
      At $.12 Per Share           500,000             500          59,500               --              --          60,000
      At $.125 Per Share           40,000              40           4,960               --              --           5,000
      At $.14 Per Share            44,000              44           6,116               --              --           6,160
      At $.15 Per Share           383,667             384          57,166               --              --          57,550
      At $.18 Per Share            25,000              25           4,475               --              --           4,500

Commissions:
  At $.115 Per Share               69,565              70             (70)              --              --              --
  At $.22 Per Share               100,000             100            (100)              --              --              --
  At $.08 Per Share                20,625              21             (21)              --              --              --
  At $.14-$.22 Per Share          282,475             282            (282)              --              --              --

Services:
  At $.10 Per Share                35,950              36           3,559               --              --           3,595

Exercise of Options:
  Non Cash:
    At $.022 Per Share by
      Related Party:              227,273             227           4,773               --              --           5,000

Exercise of Options:
  Cash:
    At $.022 Per Share by
      Related Parties             909,092             909          19,091               --              --          20,000
    At $.022 Per Share by
      Others                    1,205,929           1,206          25,325               --              --          26,531


The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2005

                                                                               Deficit
                                                                              Accumulated     Accumulated
                                     Common Stock             Additional         In The          Other
                             ----------------------------      Paid-In        Development    Comprehensive
                                Shares          Amount         Capital           Stage       Income (Loss)       Total
                             ------------    ------------    ------------     ------------    ------------    ------------
Additional Paid-In Capital
  Arising From Investment
  In Joint Venture Subsidiary
  by Minority Interest                 --              --          51,934               --              --          51,934

Stock Based Compensation               --              --         222,338               --              --         222,338
                                                                                                              ------------

Comprehensive Loss:
  Net Loss                             --              --              --         (492,148)             --        (492,148)

  Equity Adjustment from
    Foreign Currency
    Translation                        --              --              --               --          (6,753)         (6,753)
                                                                                                              ------------

Total Comprehensive
  Loss                                 --              --              --               --              --        (498,901)
                             ------------    ------------    ------------     ------------    ------------    ------------

Balance - July 31, 2002        40,637,865          40,638      21,309,005      (19,720,278)         (7,246)      1,622,119

Common Stock Issued for:
  Cash:
    At $.022 Per Share            250,000             250           5,250               --              --           5,500
    At $.10 Per Share              50,000              50           4,950               --              --           5,000
    At $.12 Per Share           1,250,000           1,250         148,750               --              --         150,000
    At $.14 Per Share             235,714             236          32,764               --              --          33,000
    At $.15 Per Share           1,016,865           1,017         151,513               --              --         152,530

Exercise of Options:
  Cash:
    At $.022 Per Share by
      Related Party               922,727             923          19,377               --              --          20,300
    At $.05 Per Share by
      Related Party               200,000             200           9,800               --              --          10,000
    At $.05 Per Share by
      Others                      100,000             100           4,900               --              --           5,000

Services:
  At $4.00 Per Share               14,363              13          57,378               --              --          57,391

Additional Paid-In Capital
  Arising from Investment
  In Joint Venture Subsidiary
  By Minority Interest                 --              --         159,919               --              --         159,919

Stock Based
  Compensation                         --              --         288,623               --              --         288,623
                                                                                                              ------------

Comprehensive Loss:
  Net Loss                             --              --              --       (1,919,261)             --      (1,919,261)

  Equity Adjustment from
    Foreign Currency
    Translation                        --              --              --               --          60,879          60,879
                                                                                                              ------------

Total Comprehensive
  Loss                                 --              --              --               --              --      (1,858,382)
                             ------------    ------------    ------------     ------------    ------------    ------------

Balance - July 31, 2003        44,677,534          44,677      22,192,229      (21,639,539)         53,633         651,000


The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2005

                                                                               Deficit
                                                                              Accumulated     Accumulated
                                     Common Stock             Additional         In The          Other
                             ----------------------------      Paid-In        Development    Comprehensive
                                Shares          Amount         Capital           Stage       Income (Loss)       Total
                             ------------    ------------    ------------     ------------    ------------    ------------
Common Stock Issued for:
  Cash:
    At $.05 Per Share             150,000             150           7,350               --              --           7,500
    At $.11 Per Share             245,455             245          26,755               --              --          27,000
    At $.12 Per Share           5,929,565           5,929         705,318               --              --         711,247
    At $.13 Per Share             349,691             350          45,110               --              --          45,460
    At $.14 Per Share             346,284             346          48,133               --              --          48,479
    At $.15 Per Share             368,665             369          54,931               --              --          55,300
    At $.16 Per Share             593,750             594          94,406               --              --          95,000
    At $.17 Per Share             145,000             145          24,505               --              --          24,650
    At $.18 Per Share              55,554              56           9,944               --              --          10,000
    At $.20 Per Share             365,000             365          72,635               --              --          73,000
    At $.23 Per Share              45,439              45          10,405               --              --          10,450
    At $.24 Per Share              74,166              74          17,726               --              --          17,800
    At $.25 Per Share              80,000              80          19,920               --              --          20,000

Exercise of Options:
  Cash:
    At $.02 Per Share by
      Related Party               250,000             250           5,250               --              --           5,500
    At $.05 Per Share by
      Related Party             1,415,000           1,415          69,338               --              --          70,753
    At $.12 Per Share by
      Related Party                97,826              98          11,152               --              --          11,250
    At $.02 Per Share by
      Related Party               272,727             273           5,327               --              --           5,600
    At $.05 Per Share by
      Related Party               300,000             300          14,700               --              --          15,000

Services:
  At $.12 Per Share                 7,500               8             892               --              --             900

Additional Paid-In Capital
  Arising from Investment
  In Joint Venture Subsidiary
  By Minority Interest                 --              --         100,156               --              --         100,156

Stock Based Compensation:
    Related Parties                    --              --         314,000               --              --         314,000
    Other                              --              --          65,033               --              --          65,033

Common Stock Issued
  In Connection with
  Termination of Joint
  Venture                       2,000,000           2,000         798,000               --              --         800,000
                                                                                                              ------------

Comprehensive Loss:
  Net Loss                             --              --              --       (2,938,590)             --      (2,938,590)

  Equity Adjustment from
    Foreign Currency
    Translation                        --              --              --               --         (24,894)        (24,894)

Unrealized Gain on
  Marketable Securities                --              --              --               --          60,000          60,000

Total Comprehensive
  Loss                                 --              --              --               --              --      (2,903,484)
                             ------------    ------------    ------------     ------------    ------------    ------------

Balance - July 31, 2004        57,769,156    $     57,769    $ 24,713,215     $(24,578,129)   $     88,739    $    281,594


The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
         FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2005

                                                                              Deficit
                                                                             Accumulated   Accumulated
                                        Common Stock          Additional        In The         Other      Deferred
                                   ----------------------      Paid-In       Development   Comprehensive  Financing
                                     Shares       Amount       Capital          Stage      Income (Loss)     Costs        Total
                                   ----------    --------    ------------    ------------    ----------    ---------    ----------
Common Stock Issued for:
  Cash:

    At $.10 Per Share                 175,000         175          17,325              --            --           --        17,500
    At $.11 Per Share                 381,763         382          41,612              --            --           --        41,994
    At $.12 Per Share               2,378,493       2,379         283,042              --            --           --       285,421
    At $.13 Per Share                 582,307         582          75,118              --            --           --        75,700
    At $.14 Per Share                  35,714          36           4,964              --            --           --         5,000
    At $.15 Per Share                 101,333         101          15,099              --            --           --        15,200
    At $.20 Per Share                  25,000          25           4,975              --            --           --         5,000
    At $.25 Per Share              27,200,004      27,200       6,772,801              --            --           --     6,800,001
       Shares issued for
          Cash Through Private
          Placement Private
          Placement costs                                        (637,991)                                        --      (637,991)

Services:
  At $.11 Per Share                   188,173         188          20,511              --            --           --        20,699
  At $.12 Per Share                    71,334          71           8,489              --            --           --         8,560

Exercise of Options:
  Cash:
    At $.022 Per Share by
      Related Party                   227,273         227           4,773              --            --           --         5,000
    At $.05 Per Share by
      Related Party                   400,000         400          19,600              --            --           --        20,000
    At $.05 Per Share by
      Other                           250,000         250          12,250              --            --           --        12,500
    At $.22 Per Share by
      Other                           250,000         250          54,750              --            --           --        55,000
  Services
 At $.12 Per Share by
      Other                           300,000         300          35,700              --            --           --        36,000

Commissions:
  At $.12 Per Share                   193,666         194            (194)             --            --           --            --

Non Registration Penalty:
  At $.19 Per Share                 5,440,000       5,440          (5,440)             --            --           --            --

Stock Based Compensation                                          158,584                                                  158,584

Deferred Financing Costs                   --          --         252,541              --            --     (252,541)
                                                                                                                        ----------
Net Loss                                   --          --              --      (2,005,682)           --           --    (2,005,682)

  Equity Adjustment from
    Foreign Currency
    Translation                            --          --              --              --        28,976           --        28,976

Unrealized Gain on
  Marketable Securities                    --          --              --              --        40,000           --        40,000
                                                                                                                        ----------
Total Comprehensive
  Loss                                                                                                                  (1,936,707)
                                                                                                                        ----------

----------------------------------------------------------------------------------------------------------------------------------
Balance - July 31, 2005            95,969,216    $ 95,969    $ 31,851,724    $(26,583,811)   $  157,715    $(252,541)   $5,269,055
                                   ==========    ========    ============    ============    ==========    =========    ==========


The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        For The                 For The Period
                                                                       Year Ended             September 17, 1982
                                                                        July 31,                 (Inception)
                                                              ----------------------------            To
                                                                  2005            2004          July 31, 2005
                                                              ------------    ------------       ------------
Cash Flow From Operating Activities:
  Net Loss                                                    $ (2,005,682)   $ (2,938,590)      $(26,583,811)
  Adjustments to Reconcile Net Loss to
    Net Cash (Used) By Operating Activities:
     Depreciation and Amoritzation                                   7,431              --            375,157
     Gain on Sale of Subsidiary                                                                    (1,907,903)
     Minority Interest in Net Loss of Subsidiary                        --         (51,220)          (286,388)
     Write-Down of Impaired Mining, Milling and Other
       Property and Equipment                                           --         300,000          1,299,445
      Gain on Sale of Property and Equipment                                                          (46,116)
      Loss on Write-Off of Investment                                                                  10,000
      Loss on Joint Venture                                             --         800,000            901,700
      Loss on Write-Off of Minority Interest                            --         150,382            150,382
     Value of Common Stock Issued for Services                      29,260             900          2,843,153
     Stock Based Compensation                                      158,584         379,033          9,380,587
     Changes in Operating Assets and Liabilities:
       (Increase) Decrease in Prepaid Expenses                     (54,299)          1,533            (62,793)
       (Increase) Decrease in Other Current Assets                 (10,601)        (15,270)           (40,849)
       (Increase) in Other Deposits                                (80,000)             --            (80,000)
       (Increase) in Security Deposits                              (1,170)             --             (9,605)
       Increase (Decrease) in Accounts Payable                      39,953         (43,941)           120,222
       Increase (Decrease) in Accrued Expenses                      74,703          (6,199)            68,232
                                                              ------------    ------------       ------------

Net Cash (Used) By Operating Activities                         (1,841,821)     (1,423,372)       (13,868,587)
                                                              ------------    ------------       ------------

Cash Flow From Investing Activities:
  (Increase) in Other Investments                                  (11,330)          2,992            (21,220)
  Purchase of Mining, Milling and Other Property and
    Equipment                                                     (657,683)             --         (2,363,333)
  Purchase of Mining Concession                                    (25,324)             --            (25,324)
  Investment in Intangibles                                        (18,531)             --            (18,531)
  Proceeds on Sale of Mining, Milling and Other Property
    and Equipment                                                       --              --             83,638
  Proceeds From Sale of Subsidiary                                      --              --          2,131,616
  Expenses of Sale of Subsidiary                                        --              --           (101,159)
  Advance Payments - Joint Venture                                      --              --             98,922
  Investment in Joint Venture                                           --              --           (101,700)
  Investment in Privately Held Company                                  --              --            (10,000)
  Net Assets of Business Acquired (Net of Cash)                         --              --            (42,130)
  Investment in Marketable Securities                                   --              --            (50,000)
                                                              ------------    ------------       ------------

Net Cash Provided By (Used) In Investing Activities               (712,868)          2,992           (419,221)
                                                              ------------    ------------       ------------


The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Continued)

                                                                        For The                 For The Period
                                                                      Year Ended              September 17, 1982
                                                                        July 31,                 (Inception)
                                                              ----------------------------            To
                                                                  2005            2004          July 31, 2005
                                                              ------------    ------------       ------------
Cash Flow From Financing Activities:
  Advances to Affiliate                                             (3,571)         (7,668)           (31,419)
  (Increase) Decrease in Loans Receivable - Others                   2,065          16,300                 --
  Prodeeds of Borrowings - Officers                                                                    18,673
  Repayment of Loans Payable - Officers                                                               (18,673)
  Prodeeds of Note Payable                                                                             11,218
  Payments of Note Payable                                                                            (11,218)
  Proceeds From Issuance of Common Stock                         6,700,325       1,253,988         18,735,924
  Commissions on Sale of Common Stock                                                                  (5,250)
  Finance costs associated with Issuance of Common Stock          (100,000)                          (100,000)
  Expenses of Initial Public Offering                                                                (408,763)
  Capital Contributions - Joint Venture Subsidiary                                 100,156            304,564
  Purchase of Certificate of Deposit - Restricted                                                      (5,000)
  (Purchase) of Mining Reclamation Bonds                                                              (30,550)
                                                              ------------    ------------       ------------

Net Cash Provided By Financing Activities                        6,598,819       1,362,776         18,459,506
                                                              ------------    ------------       ------------

Effect of Exchange Rate Changes                                     28,975          19,637            109,850
                                                              ------------    ------------       ------------

Increase (Decrease) In Cash and Cash Equivalents                 4,073,105         (37,967)         4,281,548

Cash and Cash Equivalents - Beginning                              208,443         246,410
                                                              ------------    ------------       ------------

Cash and Cash Equivalents - Ending                            $  4,281,548    $    208,443       $  4,281,548
                                                              ============    ============       ============

Supplemental Cash Flow Information:
  Cash Paid For Interest                                      $         --    $         --       $         --
                                                              ============    ============       ============

  Cash Paid For Income Taxes                                  $         --    $      4,095       $     32,155
                                                              ============    ============       ============

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                                  $     23,240    $         --       $    440,495
                                                              ============    ============       ============

  Issuance of Common Stock as Payment for Mining,
    Milling and Other Property and Equipment                  $         --    $         --       $      4,500
                                                              ============    ============       ============

 Exercise of Options as Payment of Accounts Payable           $     36,000    $         --       $     36,000
                                                              ============    ============       ============


The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                July 31, 2005

NOTE 1 - Basis of Presentation

      Capital Gold Corporation ("Capital Gold", "the Company", "we" or "us") was incorporated in February 1982 in the State of Nevada. During March 2003 the Company's stockholders approved an amendment to the Articles of Incorporation to change its name from Leadville Mining and Milling Corp. to Capital Gold Corporation. The Company owns rights to property located in the California Mining District, Lake County, Colorado and in the State of Sonora, Mexico and is engaged in the exploration for gold and other minerals from it's properties. Substantially all of the Company's mining activities are now being performed in Mexico. The Company is a development stage enterprise.

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

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company is a development stage enterprise and since its inception has had no mining revenues and has incurred recurring losses aggregating $26,583,811. These factors raise substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 17, the Company is in the process of raising additional capital and financing. Continuation of the Company is dependent on
(1)consummation of financings, (2) achieving sufficiently profitable operations
(3) subsequently maintaining adequate financing

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005

NOTE 1 - Basis of Presentation - (Continued)

arrangements and (4) its exiting the development stage. The achievement and/or success of the Company's planned measures, however, cannot be determined at this time. These financial statements do not reflect any adjustments relating to the recoverability and classification of assets carrying amounts and classification of liabilities should the Company be unable to continue as a going concern.

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

      Cash and Cash Equivalents

      The Company considers highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds and short term U.S. treasury bonds.

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

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005

NOTE 2 - Summary of Significant Accounting Policies (Continued)

has been impaired, a provision is made for any expected loss on the project or property.

      Depletion of mining and milling improvements will be computed at cost using the units of production method. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

      Other Intangible Assets

      Purchased intangible assets consisting of rights of way and easements are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assests, generally five years. It is the Company's policy to asses periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with SFAS 144. There was no impairment at July 31, 2005.

      Impairment of Long-Lived Assets

      In accordance with SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" the Company reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. During the year ended July 31, 2002 the Company performed a review of its Colorado mine and mill improvements and determined that an impairment loss should be recognized. Accordingly, at July 31, 2002 the Company reduced by $999,445 the net carrying value of certain assets relating to its Leadville, Colorado facility to $300,000 and further reduced the net carrying value to $0 at July 31, 2004, which approximated management's estimate of fair value.

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

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005

NOTE 2 - Summary of Significant Accounting Policies (Continued)

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

      Stock-Based Compensation

      The Company accounts for stock-based compensation to its employees using the intrinsic value method in accordance with provisions of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations which requires the recognition of compensation expense over the vesting period of the option when the exercise price of the stock option granted is less than the fair value of the underlying common stock. Additionally, the Company complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") and provides pro forma disclosure of net loss and loss per share as if the fair value method has been applied in measuring compensation expense for stock options granted. Stock-based compensation related to options and warrants granted to non-employees is recognized using the fair value method in accordance with SFAS 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28 (FIN No. 28), "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". The Company uses the Black-Scholes options pricing model to value options, restricted stock grants and warrants granted to non-employees.

      Reclassifications

      Certain items in these financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on our results of operations, stockholders' equity (deficit) or cash flows.

      Net Loss Per Common Share

      The computation of basic net loss per share of common stock is computed by dividing net loss for the period by the weighted average number of common shares outstanding during that period.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005

NOTE 2 - Summary of Significant Accounting Policies (Continued)

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

      Environmental Remediation Costs

      Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at July 31, 2005.

      Recently Issued Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123 (R)addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments. SFAS 123 (R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS No. 123, as originally issued.

      The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005

NOTE 2 - Summary of Significant Accounting Policies (Continued)

      SFAS No. 123 ( R ) is effective for small business issuer's financial statements for the first interim or annual reporting period after December 15, 2005, with early adoption encouraged.

      The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

      Emerging Issue Task Force (EITF) Issue 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share". The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods after December 15, 2004.

      The adoption of this pronouncement did not have a material effect on the Company's financial statements.

      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This statement replaces APB opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transaction provision. When a pronouncement includes specific transaction provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS No. 154 for its fiscal year beginning July 1, 2006. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on the Company's consolidated financial statements.

      In January 2003, the Financial Accounting Standards Board (FASB) issued interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities"
(VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements". FIN 46, as revised by FIN 46R in December 2003, addresses the application of ARB No. 51 to VIEs, and generally would require assets, liabilities and results of activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. FIN 46R shall be applied to all VIEs by the end of the first reporting period ending after December 15, 2004. The Company has determined that FIN 46R has no material impact on its financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005

NOTE 3 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

        Marketable equity securities, at cost                  $ 50,000
                                                               ========
        Marketable equity securities, at fair value            $150,000
         (See Notes 10 & 13)                                   ========

NOTE 4 - Property and Equipment

Property and Equipment consist of the following at July 31, 2005:

Equipment Held for Resale                 $  393,829
Equipment                                     73,845
Water Well                                   141,244
Vehicle                                       34,656
Office Equipment                              12,266
Furniture                                      1,843
                                          ----------

Total                                        657,683

Less: accumulated depreciation                (6,742)
                                          ----------

Fixed assets, net                         $  650,941
                                          ==========

Depeciation expense for the year ending July 31, 2005 was $6,742 as compared to $0 for the same period last year. The increase was due to the acquisition of assets related to the Mexico operations.

NOTE 5 - Intangible Assets

Investment in Right of way                $   18,531

Less: accumulated amortization                  (689)
                                          ----------
Intangible assets, net                    $   17,842
                                          ==========

Amortization expense for the year ending July 31, 2005 was $689 as compared to $0 for the same period last year. The increase was due to the investment in a right of way.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005

NOTE 6 - Joint Venture

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

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005

NOTE 7 - Sale of Subsidiary Stock

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

      During March 2002, prior to the sale of Minera Chanate and pursuant to the FG joint venture agreement (see Note 6), Minera Chanate, in a series of transactions, sold all of its surface land and mining claims to Oro de Altar S. de R.L. de C.V. ("Ora"), another of our wholly-owned subsidiaries. Ora, in turn, leased the foregoing land and mining claims to MSR.

NOTE 8 - Mining Reclamation Bonds

      These represent certificates of deposit that have been deposited as security for Mining Reclamation Bonds in Colorado. They bear interest at rates varying from 4.35% to 5.01% annually and mature at various dates through 2010.

NOTE 9 - Mining Concessions

      Mining concessions consists of the following:

      El Charro                                 $   25,324
      El Chanate                                $   44,780
                                                ==========
            Total                               $   70,104
                                                ==========

      The El Chanate exploitation and exploration concessions are carried at historical cost and were acquired in connection with the purchase of the stock of Minera Chanate, S.A. de C.V. (see Note 1).

      The Company acquired an additional mining concession - El Charro. El Charro lies within the current El Chanate property boundaries. The Company is required to pay 1 1/2% net smelter royalty in connection with the El Charro concession.

NOTE 10 - Loans Receivable - Affiliate

      Loans receivable - affiliate consist of expense reimbursements from a publicly-owned corporation in which the Company has an investment. In addition, the Company's president and chairman of the board of directors is an officer and director of that corporation. These loans are non-interest bearing and due on demand (see Note 3 & 13).

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005

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

NOTE 12 - Other Comprehensive Income (Loss) - Supplemental Non-Cash Investing Activities

      Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and unrealized gains on marketable securities and is summarized as follows:

      Balance - July 31, 2003                                      53,633
        Equity Adjustments from Foreign
          Currency Translation                                    (24,894)
      Unrealized Gains on Marketable
        Securities                                                 60,000
                                                               ----------
      Balance - July 31, 2004                                  $   88,739
        Equity Adjustments from Foreign
          Currency Translation                                     28,975
      Unrealized Gains on Marketable
        Securities                                                 40,000
                                                               ==========
              Balance - July 31, 2005                          $  157,714
                                                               ==========

NOTE 13 - Related Party Transactions

      In August 2002 the Company purchased marketable equity securities of a related company. The Company recorded approximately $9,300 and $12,300 in expense reimbursements including office rent from this entity for the years ended July 31, 2005 and 2004, respectively (see Notes 3 and 10). The Company utilizes a Mexican Corporation 100% owned by two officers/Directors and stockholders of the Company for mining support services. These services include but are not limited to the payment of mining salaries and related costs. The Mexican Corporation bills the Company for these services at cost. Mining expenses charged by the Mexican Corporation and reported on the statement of operations amounted to approximately $24,000 for the year ended July 31, 2005.

NOTE 14 - Stockholders' Equity

      Common Stock

At various stages in the Company's development, shares of the Company's common stock have been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of the services provided or property received.

During the year ended July 31, 2005, the Company issued 3,679,610 shares for gross proceeds of $445,815. During the year ended July 31, 2005 the Company issued 259,507 shares of common stock for services

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005

NOTE 14 - Stockholders' Equity (Continued)

rendered valued at $29,260. During the year ended July 31, 2005 the Company issued 193,666 shares of common stock valued at $23,240 as commissions on the sale of common stock. During the year ended July 31, 2005 the Company granted options to purchase 550,000 shares of common stock. The Company recognized approximately $159,000 of stock based compensation relating to the options granted.

Pursuant to a private placement that closed in February 2005 we issued 27,200,004 shares of our common stock and warrants to purchase an aggregate of up to 27,200,004 shares of our common stock for an aggregate gross purchase price of approximately $6.8 million and we received approximately $6.2 million in net proceeds. The Warrant issued to each purchaser is exercisable for one share of our common stock, at an exercise price equal to $.30 per share. Each Warrant has a term of two years and is fully exercisable from the date of issuance. We issued to the placement agent two year warrants to purchase up to 2,702,000 shares of our common stock at an exercise price of $.25 per share. Such placement agent warrants are valued at approximately $414,000 using the Black-Scholes option pricing method.

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

If our common stock was not listed for trading on the Toronto Stock Exchange or the TSX Venture Exchange or the registration statement was not declared effective by the SEC within 180 days after February 8, 2005, then we would be required to issue to these selling stockholders an additional number of shares of our common stock that is equal to 20% of the number of shares acquired by them in the private placement. In addition, if the registration statement is not declared effective by the SEC within 180 days after February 8, 2005 or, after the registration statement is declared effective by the SEC, subject to certain exceptions, sales of all shares so registered cannot be made pursuant to the registration statement, then we will be required to pay to these selling stockholders in cash or, at our option in shares, their pro rata share of 0.0833% of the aggregate market value of the registrable shares held by these selling stockholders for each month thereafter until the registration statement is declared effective or sales of the registrable shares can again be made pursuant to the registration statement, as the case may be. As of August 8, 2005 our listing on the Toronto Stock Exchange was not complete. Therefore, on August 11, 2005 we issued approximately 5,440,000

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005

NOTE 14 - Stockholders' Equity (Continued)

shares of our common stock, which represented 20% of the number of shares acquired in the private placement.

During the year ended 7/31/05, the Company issued 500,000 shares of common stock upon the exercise of options for gross proceeds of $67,500.In addition 627,273 shares of common stock were issued upon exercise of options by related parties for gross proceeds of $25,000. We also issued 300,000 shares of common stock upon exercise of options for payment of accounts payable of $36,000.

    Stock Options

A summary of stock option activity for the years ended July 31, 2005 and 2004 are as follows:

                                   Options Outstanding
                               ---------------------------        Weighted
                                Number of      Price Range         Average
                                 Shares         Per Share      Exercise Price
                               -----------     -----------     --------------

Outstanding - July 31, 2003     10,096,916        .022-.50             .11

Options Granted:
  Related Parties                1,500,000             .21             .21
  Others                           300,000         .12-.21             .15

Exercised:
  Related Parties                 (572,727)       .022-.05             .04
  Others                        (1,762,826)       .022-.12             .05
  Expired                       (2,672,727)       .022-.05             .03
                               -----------     -----------        --------

Outstanding - July 31, 2004      6,888,636       $.022-.50        $    .11

Options Granted:
  Related Parties                  550,000         .05-.12            .09
  Others                        30,902,004         .25-.30            .29

Exercised:
  Related Parties                 (627,273)       .022-.05            .037
  Others                          (800,000)        .05-.22            .129
  Expired                         (300,000)        .22-.25            .23
                               -----------     -----------        --------
Outstanding - July 31, 2005     36,613,367       $.022-.50        $    .30
                               ===========     ===========        ========

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005

NOTE 14 - Stockholders' Equity (Continued)

      Options to purchase 36,613,367 shares of common stock were exercisable at July 31, 2005 at a weighted average exercise price of $.30 with a weighted average contractual life of 1.23 years as follows:

      Options Outstanding and Exercisable by Price Range as of July 31, 2005 is as follows:

                                    Options Outstanding                        Options Exercisable
                     ------------------------------------------------     ----------------------------
                                        Weighted
                                         Average          Weighted                         Weighted
Range of Exercise       Number          Remaining          Average          Number          Average
      Prices         Outstanding    Contractual Life   Exercise Price     Exercisable   Exercise Price
-----------------    -----------    ----------------   --------------     -----------   --------------
    $    .022            90,909             .51             $.022              90,909        $ .022
          .05           550,000             .51               .05             550,000           .05
          .24           100,000            0.92               .24             100,000           .24
          .21         1,250,000            1.83               .21           1,250,000           .21
          .05           500,000             .51               .05             500,000           .05
          .25         2,702,000            1.50               .25           2,702,000           .25
          .30        27,200,004            1.50               .30          27,200,004           .30
          .22           500,000             .51               .22             500,000           .22
          .32         1,000,000            1.50               .32           1,000,000           .32
          .41           100,000            0.92               .41             100,000           .41
          .50         3,120,454            1.50               .50           3,120,454           .50
    ---------        ----------           -----             -----          ----------        ------

    $.022-.50        36,613,367            1.23             $ .30          36,613,367        $  .30
    =========        ==========           =====             =====          ==========        ======

      The Company recognized approximately $158,584 and $348,000 of stock-based compensation expense during the years ended July 31, 2005 and 2004 respectively, relating to options granted.

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

      Had compensation cost for stock options granted been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the year ended July 31, 2005 would not change, since there was no issuances of employees stock options during the year.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005

NOTE 14 - Stockholders' Equity (Continued)

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

NOTE 15 - Income Taxes

      For income tax purposes, the Company has available net operating loss carryforwards ("NOL") at July 31, 2005 of approximately $13,711,000 to reduce future federal taxable income, if any The NOL's expire at various dates through 2025. There may be certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership.

      Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for Each period as a result of the following:

                                                        Year Ended July 31,
                                                   --------------------------
                                                      2005            2004
                                                   ----------      ----------
   Computed "expected" tax benefit                 $4,661,620      $4,107,880
   Decrease in tax benefit resulting from net
     operating loss for which no benefit is
     currently available                            4,661,620       4,107,880
                                                   ----------      ----------
                                                   $       --      $       --
                                                   ==========      ==========

      The Company has deferred tax assets of approximately $4,661,620 at July 31, 2005 resulting primarily from net operating loss carryforwards. The Deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding their future realization. The difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of $553,740 and $754,363 in 2005 and 2004, respectively.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005

NOTE 16 - Loss on Option

      In March 2004 the Company obtained exclusive non-refundable options to purchase an ore crusher and related assets for a total cost of $700,000. The Company paid $50,000 for these options, which ultimately expired. Accordingly, the Company realized a loss of $50,000.

NOTE 17 - Liquidity and Going Concern Uncertainty

      The Company is a development stage enterprise with no mining revenues and has incurred recurring losses amounting to $26,583,811 through July 31, 2005. The Company incurred net losses of $2,005,682 and $2,938,590 during the years ended July 31, 2005 and 2004, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern(see
Note 1).

      There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

      The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be able to continue as a going concern.

      During the year ended July 31, 2005, the Company has successfully obtained external financing through sales of its stock and exercise of options as well as capital contributions.

      The Company has developed a plan to address liquidity and fund a full scale mining operation in Mexico in several ways, namely:

      o Continue to raise capital through the sale or exercise of equity securities.

      o     Bank financing (see "Note 19 - Project Finance Facility" below.

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

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005

NOTE 18 - Commitments and Contingencies

      Minera Chanate Option

      Under the terms of the Minera Chanate purchase agreement, Capital Gold has granted AngloGold's designee to receive a one-time option to purchase 51% of Minera Chanate (or such entity that owns the Minera Chanate concessions at time of exercise) based upon the achievements of certain events (see Note 1).

      Lease Commitments

      The Company occupies office space in New York City under a non cancelable operating lease that commenced on September 1, 2002 and terminates on August 31, 2007. In addition to base rent, the lease calls for payment of utilities and other occupancy costs.

      Approximate future minimum payments under this lease are as follows:

      Year Ending July 31,

             2006                           51,000
             2007                           51,000
             2008                            4,200
                                          --------

                                          $106,200
                                          ========

      Rent expense under the office lease in New York City was approximately $63,000 and $57,000 for the years ended July 31, 2005 and 2004, respectively.

      Land Easement

      On May 25, 2005 Minera Santa Rita S. de R.L. de C.V entered into an agreement for an irrevocable access easement and an irrevocable fluids (electricity, gas, water and others) easement.

Term of the agreement is 5 years, extendable for 1-year additional terms, upon MSR's request. Terms suspendible by force majeure or Acts of God; and extendable for duration of suspension.

In consideration, $18,000 paid upon the signing of the agreement and yearly advance payments equal to 2 annualized general minimum wages (365 X 2 general minimum wages) in force in Altar, Sonora, Mexico. Said yearly payments to be made on September 1 of each year, using the minimum wage in effect on that day for the calculation of the amount payable. These payments are to be made for as long as the construction and production mining works and activities of MSR are being carried out, and are to cease as soon as said works and activities are permanently stopped.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005

NOTE 18 - Commitments and Contingencies (Continued)

      El Charro

      In May 2005, we acquired rights to the El Charro concession for approximately $25,000 and a royalty of 1.5% of net smelter return. We acquired the El Charro concession because it is surrounded entirely by our other concessions.

      Lack of Insurance

      The Company currently has no insurance in force at its mining properties and it cannot be certain that it can cover the risks associated with its mining operations or that it will be able to maintain insurance to cover these risks at economically feasible premiums.

      Purchase of House

      On July 5, 2005, Oro de Altar purchased a house located in Caborca, Sonora for the sum of $116,000 US Dollars. The Company has made payments of $80,000 with additional installments of $6,000 each for the remaining balance payable on the first of each month beginning August 1, 2005 and ending January 3, 2006. Title to the property does not transfer until full payments have been made. Therefore the initial payments have been classified as Other Deposits on the balance sheet.

NOTE 19 - Project Finance Facility

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

As required by the mandate, we issued to Standard Bank 1,000,000 common stock purchase warrants and paid an initial cash fee of $100,000. Such warrants have been valued at approximately $253,000 using the Black-Scholes option pricing model and are reflected as deferred financing costs as a reduction of stockholders' equity on the Company's balance sheet. Such costs will be amortized to operations over the life of the debt and in the event the transaction with Standard Bank is not consummated, such costs will be charged to operations immediately. The initial cash fee of $100,000 is included in other assets as prepaid debt issuance costs on

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005

NOTE 19 - Project Finance Facility (Continued)

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

NOTE 20 - Subsequent Events

On September 22, 2005, the Board of Directors, subject to stockholder approval, recommended an amendment to the Company's Certificate of Incorporation to increase the Company's authorized shares of capital stock from 150,000,000 to 200,000,000 shares. In addition, the Board of Directors, subject to stockholder approval, recommended that the Company reincorporate in the State of Delaware. Stockholders will vote on these proposals at a special meeting of stockholders to be held on November 18, 2005.