Form 10QSB
period 2005-10-31
CAPITAL GOLD CORP
filed 2005-12-15
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2005

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

                         Commission File Number: 0-13078
                                                 -------

                            CAPITAL GOLD CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                       13-3180530
   -------------------------------                      -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                76 Beaver Street, 26TH floor, New York, NY 10005
                ------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (212) 344-2785
                                               --------------

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

                                 Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                 Class                     Outstanding at December 14, 2005
----------------------------------------   --------------------------------
Common Stock, par value $.0001 per share               96,969,214

Transitional Small Business Format (check one); Yes |_| No |X|

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals), which we consider necessary for the fair presentation of results for the three months ended October 31, 2005.

      Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2005.

      The results reflected for the three months ended October 31, 2005 are not necessarily indicative of the results for the entire fiscal year.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                October 31, 2005
                                   (UNAUDITED)

                                ASSETS

Current Assets:

  Cash and Cash Equivalents                             $  3,475,872
  Loans Receivable - Affiliate                                34,995
  Marketable Securities                                      110,000
  Other Current Assets                                        22,836
                                                        ------------

     Total Current Assets                                  3,643,704
                                                        ------------

Mining Concessions                                            70,104
                                                        ------------

Property & Equipment - net                                   660,927
                                                        ------------

Intagible Assets - net                                        16,810
                                                        ------------

Other Assets:
  Other Investments                                           21,480
  Deferred Financing Costs                                   100,000
  Mining Reclamation Bonds                                    35,550
  Other                                                       43,422
  Other Deposits                                              98,000
  Security Deposits                                            9,605
                                                        ------------
     Total Other Assets                                      308,057
                                                        ------------


Total Assets                                            $  4,699,602
                                                        ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                      $    147,069
  Accrued Expenses                                           143,578
                                                        ------------
     Total Current Liabilities                               290,648
                                                        ------------

 Commitments and Contingencies
 Stockholders' Equity:
     Common Stock, Par Value $.0001 Per Share;
       Authorized 150,000,000 shares; Issued and
       Outstanding 95,969,218 Shares                           9,597
     Additional Paid-In Capital                           31,938,095
     Deficit Accumulated in the Development Stage        (27,396,773)
     Deferred Financing Costs                               (252,541)
     Accumulated Other Comprehensive Income                  110,576

                                                        ------------
     Total Stockholders' Equity                            4,408,954
                                                        ------------

Total Liabilities and Stockholders' Equity              $  4,699,602
                                                        ============

    The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                              For The Three Months Ended      For the Period
                                                     October 31,             September 17,1982
                                             ----------------------------     (Inception) To
                                                 2005            2004        October 31, 2005
                                             ------------    ------------    -----------------

Revenues                                     $         --    $         --    $              --
                                             ------------    ------------    -----------------
Costs and Expenses:
  Mine Expenses                                   540,551         179,968            8,204,459
  Write-Down of Mining, Milling and Other
    Property and Equipment                             --              --            1,299,445
  Selling, General and Administrative
    Expenses                                      289,347         152,007           10,152,314
  Stock Based Compensation                             --          29,260            9,409,847
  Depreciation and Amortization                     8,570              --              383,727
                                             ------------    ------------    -----------------
      Total Costs and Expenses                    838,468         361,235           29,449,792
                                             ------------    ------------    -----------------

Loss from Operations                             (838,468)       (361,235)         (29,449,792)
                                             ------------    ------------    -----------------


Other Income (Expense):
  Interest Income                                  25,506             235              821,504
  Miscellaneous                                        --           4,905               36,199
  Gain on Sale of Property and Equipment               --              --               46,116
  Gain on Sale of Subsidiary                           --              --            1,907,903
  Option Payment                                       --              --               70,688
  Loss on Write-Off of Investment                      --              --              (10,000)
  Loss on Joint Venture                                --              --             (901,700)
  Loss on Option                                       --              --              (50,000)
  Loss on Other Investments                            --              --               (3,697)
  Loss on Write -Off of Minority Interest              --              --             (150,382)
                                             ------------    ------------    -----------------
      Total Other Income (Expense)                 25,506           5,140            1,766,631
                                             ------------    ------------    -----------------

Loss Before Minority Interest                    (812,962)       (356,095)         (27,683,161)
Minority Interest                                      --              --              286,388

                                             ------------    ------------    -----------------
Net Loss                                     $   (812,962)   $   (356,095)   $     (27,396,773)
                                             ============    ============    =================

Net Loss Per Common Share - Basic and
Diluted                                      $      (0.01)   $      (0.01)
                                             ============    ============

Weighted Average Common Shares Outstanding     95,969,218      58,746,129
                                             ============    ============

    The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For The Three
                                                                     Months Ended          For the Period
                                                                      October 31,         September 17,1982
                                                                 ----------------------    (Inception) To
                                                                    2005        2004      October 31, 2005
                                                                 ---------    ---------   -----------------
Cash Flow From Operating Activities:
  Net Loss                                                       $(762,962)   $(356,095)   $     (27,396,773)
  Adjustments to Reconcile Net Loss to
    Net Cash (Used) By Operating Activities:
      Depreciation and Amoritzation                                  8,570           --              383,727
      Gain on Sale of Subsidiary                                        --           --           (1,907,903)
      Minority Interest in Net Loss of Subsidiary                       --           --             (286,388)
      Write-Down of Impaired Mining, Milling and Other                  --
        Property and Equipment                                          --           --            1,299,445
        Gain on Sale of Property and Equipment                          --           --              (46,116)
        Loss on Write-Off of Investment                                 --           --               10,000
        Loss on Joint Venture                                           --           --              901,700
        Loss on Write-Off of Minority Interest                          --           --              150,382
      Value of Common Stock Issued for Services                         --           --            2,843,153
      Stock Based Compensation                                          --       29,260            9,380,587
      Changes in Operating Assets and Liabilities:
        Decrease in Prepaid Expenses                                18,991        1,651                   --
        (Increase) Decrease in Other Current Assets                 18,013        6,076              (22,836)
        (Increase) in Other Deposits                               (18,000)          --              (98,000)
        (Increase) in Other Assets                                      --           --              (43,423)
        (Increase) in Security Deposits                                 --           --               (9,605)
        Increase (Decrease) in Accounts Payable                     55,030       (8,651)             175,252
        (Decrease) in Accrued Expenses                             (97,198)        (621)             (28,966)
                                                                 ---------    ---------    -----------------

Net Cash (Used) In Operating Activities                           (777,177)    (328,380)         (14,645,764)
                                                                 ---------    ---------    -----------------


Cash Flow From Investing Activities:
  (Increase) in Other Investments                                     (260)         (93)             (21,480)
  Purchase of Mining, Milling and Other Property and Equipment     (17,524)          --           (2,380,857)
  Purchase of Concessions                                               --           --              (25,324)
  Investment Intangibles                                                --           --              (18,531)
  Proceeds on Sale of Mining, Milling and Other Property
    and Equipment                                                       --           --               83,638
  Proceeds From Sale of Subsidiary                                      --           --            2,131,616
  Expenses of Sale of Subsidiary                                        --           --             (101,159)
  Advance Payments - Joint Venture                                      --           --               98,922
  Investment in Joint Venture                                           --           --             (101,700)
  Investment in Privately Held Company                                  --           --              (10,000)
  Net Assets of Business Acquired (Net of Cash)                         --           --              (42,130)
  Investment in Marketable Securities                                   --           --              (50,000)
                                                                 ---------    ---------    -----------------

Net Cash (Used) In Investing Activities                            (17,784)         (93)            (437,005)
                                                                 ---------    ---------    -----------------

    The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                          For The Three
                                                           Months Ended         For The Period
                                                            October 31,        September 17, 1982
                                                      ----------------------    (Inception) To
                                                         2005         2004     October 31, 2005
                                                      ----------   ---------   -----------------

Cash Flow From Financing Activities:
  Advances to Affiliate                                   (3,577)         --             (34,996)
  Proceeds of Borrowings - Officers                           --          --              18,673
  Repayment of Loans Payable - Officers                       --          --             (18,673)
  Proceeds of Note Payable                                    --          --              11,218
  Payments of Note Payable                                    --          --             (11,218)
  Proceeds From Issuance of Common Stock                      --     226,820          18,735,924
  Commissions on Sale of Common Stock                         --          --              (5,250)
  Deferred Finance Costs                                      --          --            (100,000)
  Expenses of Initial Public Offering                         --          --            (408,763)
  Capital Contributions - Joint Venture Subsidiary            --          --             304,564
  Purchase of Certificate of Deposit - Restricted             --          --              (5,000)
  Purchase of Mining Reclamation Bonds                        --          --             (30,550)
                                                      ----------   ---------   -----------------

Net Cash Provided By Financing Activities                 (3,577)    226,820          18,455,929
                                                      ----------   ---------   -----------------

Effect of Exchange Rate Changes                           (7,138)      6,088             102,712
                                                      ----------   ---------   -----------------

Increase (Decrease) In Cash and Cash Equivalents        (805,676)    (95,565)          3,475,872

Cash and Cash Equivalents - Beginning                  4,281,548     208,443
                                                      ----------   ---------   -----------------

Cash and Cash Equivalents - Ending                    $3,475,872   $ 112,878   $       3,475,872
                                                      ==========   =========   =================

Supplemental Cash Flow Information:
  Cash Paid For Interest                              $       --   $      --   $              --
                                                      ==========   =========   =================

  Cash Paid For Income Taxes                          $    6,315   $   3,336   $          32,155
                                                      ==========   =========   =================

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                          $       --   $  18,200   $         440,495
                                                      ==========   =========   =================

  Issuance of common stock as payment
    for Expenses                                      $       --   $      --   $         192,647
                                                      ==========   =========   =================
  Issuance of Common Stock as Payment for Mining,
    Milling and Other Property and Equipment          $       --   $      --   $           4,500
                                                      ==========   =========   =================

 Exercise of Options as Payment of Accounts Payable   $       --   $      --   $          36,000
                                                      ==========   =========   =================

    The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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
                                              ========

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - Property and Equipment

Property and Equipment consist of the following at October 31, 2005:

Improvements                     $  15,797
Equipment Held for Resale          393,829
Equipment                           75,572
Water Well                         141,244
Vehicle                             34,656
Office Equipment                    12,266
Furniture                            1,843
                                 ---------

Total                              675,207
Less: accumulated depreciation     (14,280)
                                 ---------

Fixed assets, net                $ 660,927
                                 =========


Depreciation expense for the three months ending October 31, 2005 and 2004 was $7,538 and $ -0-, respectively.

NOTE 4 - Intangible Assets

Investment in Right of Way        $ 18,531
Less: accumulated amortization      (1,721)
                                  --------

Intangible assets, net            $ 16,810
                                  ========


Amortization expense for the period ending October 31, 2005 and 2004 was $1,032 and $ -0-, respectively.

NOTE 5 - Mining Concessions

Mining concessions consists of the following:

      El Charro                    $25,324
      El Chanate                    44,780
                                   -------

      Total                        $70,104
                                   =======


The El Chanate exploitation and exploration concessions are carried at historical cost and were acquired in connection with the purchase of the stock of Minera Chanate, S.A. de C.V. The Company acquired an additional mining concession - El Charro. El Charro lays within the current El Chanate property boundaries. The Company is required to pay 1 1/2% net smelter royalty in connection with the El Charro concession.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - Loans Receivable - Affiliate

Loans receivable - affiliate consist of expense reimbursements from a publicly-owned corporation in which the Company has an investment (see Notes 2 &
9). In addition, the Company's president and chairman of the board of directors is an officer and director of that corporation. These loans are non-interest bearing and due on demand.

NOTE 7 - Other Investments

Other investments are carried at cost and consist of tax liens purchased on properties located in Lake County, Colorado.

NOTE 8 - Other Comprehensive Income(Loss)-Supplemental Non-Cash Investing Activities

Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and unrealized gains on marketable securities and is summarized as follows:

      Balance - July 31, 2004                                $  88,739
      Equity Adjustments from Foreign Currency Translation      28,975
      Unrealized Gains on Marketable Securities                 40,000
                                                             ---------

      Balance - July 31, 2005                                  157,714
      Equity Adjustments from Foreign Currency Translation      (7,138)
      Unrealized Gains (loss) on Marketable Securities         (40,000)
                                                             ---------

      Balance - October 31, 2005                             $ 110,576
                                                             =========


NOTE 9 - Related Party Transactions

In August 2002 the Company purchased marketable equity securities of a related company. The Company recorded approximately $3,600 and $4,900 in expense reimbursements including office rent from this entity for the three months ended October 31, 2005 and 2004, respectively (see Notes 2 and 6). The Company utilizes a Mexican Corporation 100% owned by two officers/Directors and stockholders of the Company for mining support services. These services include but are not limited to the payment of mining salaries and related costs. The Mexican Corporation bills the Company for these services at cost. Mining expenses charged by the Mexican Corporation and reported on the statement of operations amounted to approximately $25,000 and $ -0- for the three months ended October 31, 2005 and 2004, respectively.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10 - Stockholders' Equity

Common Stock

At various stages in the Company's development, shares of the Company's common stock have been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of the services provided or property received.

During the three months ended October 31, 2004, the Company issued 1,926,732 shares for gross proceeds of $226,820. During the same period they also issued 259,507 shares of common stock for services rendered value at $29,260, and 151,666 shares of common stock valued at $18,200 as commissions on the sale of common stock. During the three months ended October 31, 2005, the Company issued no shares of common stock.

NOTE 11 - Project Finance Facility

On February 2, 2005, we mandated Standard Bank London Limited as the exclusive arranger of a project finance facility of up to $10 million for our El Chanate gold mining project and associated hedging. We anticipate that Standard Bank will administer the loan and the hedging throughout the construction and operational phases of the project. Although the specific terms of the proposed financing are subject to alteration, we anticipate, among other things, that the loan would mature in five years after the initial draw and bear interest at a rate linked to the 1,2,3 or 6 month Libor rate. The loan would be secured by our assets and supported by our guarantee. In addition, we will be required to deposit all cash proceeds we receive from operations and other sources in an off-shore account. Absent default by us under the finance documents, we may use funds from this account for specific purposes such as approved operating costs, budgeted capital expenditures, hedging costs and funds payable to Standard Bank under the finance documents. We would be required to meet and maintain certain financial covenants and we would be required to conform to certain negative covenants such as restrictions on sale of assets. We also would be required to enter into a gold price protection program that mitigates the gold price risk by purchasing price protection in a manner satisfactory to the lender.

As required by the mandate, we issued to Standard Bank 1,000,000 common stock purchase warrants and paid an initial cash fee of $100,000. Such warrants have been valued at approximately $253,000 using the Black-Scholes option pricing model and are reflected as deferred financing costs as a reduction of stockholders' equity on the Company's balance sheet.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 11 - Project Finance Facility -(continued)

Such costs will be amortized to operations over the life of the debt and in the event the transaction with Standard Bank is not consummated, such costs will be charged to operations immediately. The initial cash fee of $100,000 is included in Deferred Finance Costs on the Company's balance sheet. Such costs will be amortized to operations over the life of the debt and in the event the transaction with Standard Bank is not consummated, such costs will be charged to operations immediately. If Standard Bank determines to proceed with the funding, we will be required to pay certain additional fees of $300,000 and issue to Standard Bank an additional 14,600,000 common stock purchase warrants. Per our arrangement with Standard Bank, the shares issuable upon exercise of the 1,000,000 common stock purchase warrants have been included in a registration statement filed with the Securities and Exchange Commission covering their public resale. We also will be required to so register the shares issuable upon exercise of the additional 14,600,000 warrants if and when these warrants are issued. The warrants may be exercised at a price equivalent to the lower of a) $.32 per share and b) the Company's common share price at the closing date, but in no case less than $.30 per share. This mandate is not a commitment to provide the funding. Funding is subject to satisfactory completion of due diligence, approvals from Standards Bank's credit committee and execution of definitive documentation.

NOTE 12 - Subsequent Events

Recapitalization

On September 22, 2005, The Board of Directors recommended an amendment to the Company's Certificate of Incorporation to increase the Company's authorized shares of capital stock from 150,000,000 to 200,000,000 shares. In addition, the Board of Directors recommended that the Company reincorporate in the State of Delaware. These amendments were approved by the stockholders on November 18, 2005 and the Company effected the reincorporation in Delaware and the authorized share increase on November 21, 2005. In addition, the par value was decreased from $0.001 per share to $0.0001 per share.

Project Financing Facility

On November 11, 2005 the Company received a commitment letter from Standard Bank (see Note 11) informing us that its credit committee had approved the banks arranging and providing for a senior project financing facility for up to $12 million for the development of our El Chanate project. Amongst other requirements, the commitment letter requires us to raise additional equity funding, net of expenses, that, along with cash on hand, is adequate to cover all required covenants and completion conditions. In connection with this letter, the Company paid $100,000 and issued 1,000,000 shares of the Company common stock. Pursuant to this letter, instead of delivering on the Closing Date of the facility an additional 14,600,000 common stock purchase warrants, as contemplated in the original Mandate, the Company will be required to deliver an additional 1,000,000 shares of common stock and an additional 12,600,000 common stock purchase warrants.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 12 - Subsequent Events - (continued)

Warrant Re-pricing

In December 2005, the Board of Directors ratified the temporary re-pricing of certain warrants that were issued in connection with the February 2005 private placement from $0.30 per share to $0.20 per share exercise price. In addition, warrants issued to the placement agent were also re-priced from $0.25 per share to $0.20 per share exercise price. These re-pricings are offered for the period November 29, 2005 through December 23, 2005.

Mining Contract

In early December, our wholly-owned Mexican subsidiary, Minera Santa Rita, S.A. de R.L. de C.V.("MSR"), which holds the rights to develop and mine El Chanate Project, entered into a Mining Contract with a Mexican mining contractor, Sinergia Obras Civiles y Mineras, S.A. de C.V,("Contractor"). The Mining Contract becomes effective when MSR sends the Contractor a formal "Notice of Award".

Pursuant to the Mining Contract, the Contractor, using its own equipment, will generally perform all of the mining work (other than crushing) at the El Chanate Project for the life of the mine. The Mining Contract becomes effective upon delivery by MSR to the Contractor of a formal "Notice to Proceed". Subsequent to delivery of the "Notice to Proceed" and prior to commencement of any work by the Contractor, MSR must pay the Contractor a mobilization payment of $70,000, and must also make an advance payment of $520,000 to the Contractor. This advance payment is recoverable by MSR out of 100% of subsequent payments due to the Contractor under the Mining Contract. The Contractor's mining rates are subject to escalation on an annual basis. This escalation is tied to the percentage escalation in the Contractor's costs for its equipment, interest rates and labor. If the "Notice to Proceed" is not received by the Contractor by June 1, 2006, the Contractor may modify its initial mining rates, and MSR is not obligated to proceed with the Mining Contract if those modified rates are unacceptable to MSR.

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

                              Results of Operations

General

Sonora, Mexico

During the quarter ended October 31, 2005, we continued to make progress towards commencement of mining operations at the El Chanate concessions in Mexico. In this regard, as discussed in greater detail below and in Part II, item 5, during and subsequent to the end of the quarter: M3 Engineering & Technology Corporation of Tucson, Arizona completed an update of the 2003 El Chanate feasibility study; Standard Bank Plc. provided us with a commitment letter for up to $12 million in financing, including certain contingencies, for partial construction funding of a gold mine at El Chanate; we entered into a mining contract with Sinergia Obras Civiles y Mineras, S.A. de C.V. ("Sinergia") pursuant to which Sinergia has agreed to conduct all mining operations at the El Chanate project and we have received bids for the construction and integration of the El Chanate project.

Through a wholly-owned subsidiary and an affiliate, we own 100% of 16 mining concessions located in the Municipality of Altar, State of Sonora, Republic of Mexico totaling approximately 3,544 hectares (8,756 acres or 13.7 square miles). We are in the process of constructing and developing an open-pit gold mining operation to mine two of these concessions. We sometimes refer to the planned operations on these two concessions as the El Chanate project.

We plan to construct a surface gold mine and facility at El Chanate capable of producing about 2.6 million metric tons per year of ore from which we anticipate recovering about 44,000 to 48,000 ounces of gold per year, over a six year mine life. We are following the updated feasibility study (the "2005 Study") for the El Chanate project prepared by M3 Engineering of Tucson, Arizona which was completed in October 2005. The original feasibility study (the "2003 Study") was completed by M3 Engineering in August 2003. Since completion of the 2003 Study, both the price of gold and production costs have increased and equipment choices have broadened from those identified in the 2003 Study.

The 2005 Study includes the following changes from the 2003 Study:

o     an increase in the mine life from five to six years,

o     an increase in the base gold price from $325/oz to $375/oz,

o     use of a mining contractor,

o     revised mining, processing and support costs,

o stockpiling of low grade material for possible processing in year six, if justified by gold prices at that time,

o a reduced size for the waste rock dump and revised design of reclamation waste dump slopes,

o     a revised process of equipment selection and

o     evaluation of the newly acquired water well for processing the ore.

Pursuant to the 2005 Study, our estimated mine life is now six years as opposed to five years and the ore reserve is 367,880 ounces of gold present in the ground (up 9,880 ounces). Of this, we anticipate recovering approximately 264,846 ounces of gold (up 16,846 ounces) over a six year life of the mine. The targeted cash cost (which include mining, processing and on-property general and administrative expenses) per the 2005 Study is $259 per ounce (up $29 per ounce). The 2005 Study contains the same mining rate as the 2003 Study of 7,500 metric tonnes per day of ore. We also have commissioned an engineering study to analyze the benefits of expanding production rates beyond 7,500 metric tonnes per day of ore. The 2005 Study takes into consideration a different crushing system than the one contemplated in the 2003 Study. The system referred to in the 2005 Study is a new more modern system, that, we believe will be faster to install and provide more efficient processing capabilities than the used equipment referred to in the 2003 Study. We need to acquire this equipment. In addition, the 2005 Study assumes a contractor will mine the ore and haul it to the crushers. In the 2003 Study, we planned to perform these functions. We have interviewed firms to provide contract mining services for the El Chanate project. While we believe we are nearing successful completion of negotiations with the contractor of choice, there is no guarantee that these negotiations will be successful.

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

El Chanate Project

                         Reserves and Production Summary
                   ( 2005 Updated Feasibility Study Page 1-1)

                                Metric                             U.S.
-----------------------------   --------------------------------   ------------------------------
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

  Contained Gold                11.4 Million grams                 367,880 Oz
  Contained Gold in Low Grade   0.46 Million grams                 14,793 Oz

Production
  Ore Crushed                   2.6 Million Tonnes /Year           2.86 Million Tons/Year
                                7,500 Mt/d*                        8,250 t/d
  Operating Days/Year           365 Days per year                  365 Days per year
  Gold Plant Average Recovery   69.2 %                             69.2 %
  Average Annual Production     1.4 Million grams                  44,390 Oz
  Total Gold Produced           8.24 Million grams                 264,846 Oz

------------
* "g/t" means grams per metric tonne , "Mt/d means metric tonnes per day and "opt" means ounces per ton.


Pursuant to the 2005 Study, based on the current reserve calculations, the mine life is estimated to be approximately 72 months, and at least another year will likely be required to perform required reclamation. The 2005 Study forecasts initial capital costs of $17.9 million, which includes $1.7 million of working capital. Annual production is planned at approximately 44,000 to 48,000 ounces per year at an average operating cash cost of $259 per ounce. We believe that the cash cost may decrease as the production rate increases. Total costs (which include cash costs as well as off-property costs such as property taxes, royalties, refining, transportation and insurance costs and exclude financing costs) will vary depending upon the price of gold (due to the nature of underlying payment obligations to the original owner of the property). Total costs are estimated in the 2005 Study to be $339 per ounce at a gold price of $417 per ounce (the three year average gold price as of the date of the study). We will be working on measures to attempt to reduce costs going forward. Ore reserves and production rates are based on a gold price of $375 per ounce, which is the Base Case in the 2005 Study. Between January 1, 2005 and December 2, 2005, the spot price for gold on the London Exchange has fluctuated between $411.10 and $504.75 per ounce.

Management believes that the capital costs to establish a surface, heap leach mining operation at El Chanate will be between $17.5 and $18.5 million. In February 2005, we raised approximately $6.1 million in a private placement and in November 2005 we received a commitment letter from Standard Bank Plc. for a project finance facility of up to US$12 million. Funding of the Standard Bank facility, among other things, is subject to our raising additional funds necessary for construction and working capital. Accordingly, we will need to obtain additional capital from outside sources. To the extent that we need to obtain additional capital, management intends to raise such funds through bank financing, the sale of our securities, the sale of a royalty interest in the future production from the Chanate concessions and/or joint venturing with one or more strategic partners. See "Risk Factors - We lack operating cash flow and rely on external funding sources. If we are unable to continue to obtain needed capital from outside sources until we are able to generate positive cash flow from operations, we will be forced to reduce or curtail our operations"

Leadville, Colorado

We own or lease a number of claims and properties, all of which are located in California Mining District, Lake County, Colorado, Township 9 South, Range 79. During the quarter ended October 31, 2005, activity at our Leadville, Colorado properties consisted primarily of mine maintenance. Primarily as a result of our focus on El Chanate, we ceased activities in Leadville, Colorado. During the year ended July 31, 2002, we performed a review of our Leadville mine and mill improvements and determined that an impairment loss should be realized. Therefore, we significantly reduced the carrying value of certain assets relating to our Leadville, Colorado assets by $999,445. During the year ending July 31, 2004, we again performed a review of our Colorado mine and mill improvements and determined that an additional impairment loss should be recognized. Accordingly, we further reduced the net carrying value to $0, recognizing an additional loss of $300,000.

Revenues

We generated no revenues from mining operations during the quarter ended October 31, 2005 and 2004. There were de minimis non-operating revenues during the quarter ended October 31, 2005 and 2004 of approximately $ 25,506 and $5,140, respectively. These non-operating revenues primarily represent interest income.

Costs and Expenses

Over all costs and expenses during the quarter ended October 31, 2005 were $838,468, an increase of $477,233 or 132.1% from the quarter ended October 31, 2004. The primary reason for the significant increase during the quarter ended October 31, 2005 was increases in mine and in selling, general and administrative expenses and depreciation and amortization offset by a reduction in stock based compensation.

In accordance with SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets", we review our long-lived assets for impairment. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. During the year ended October 31, 2002, we performed a review of our Colorado mine and mill improvements and determined that an impairment loss should be recognized. Accordingly, at October 31, 2002, we reduced by $999,445 the net carrying value of certain assets relating to our Leadville, Colorado facility to $300,000. At October 31, 2004, we further reduced the net carrying value to $0, which approximates our management's estimate of fair value.

Mine expenses during the quarter ended October 31, 2005 were $540,551, an increase of $360,583 or 200.4% from the quarter ended October 31, 2004. We believe that the increase in mine expenses resulted primarily from increased professional and engineering and consulting costs and the acquisition of a government permit for approximately $141,000.

Selling, general and administrative expenses during the quarter ended October 31, 2005 were $289,347, an increase of $137,340 or 90.0% from the quarter ended October 31, 2004. We believe that the increase in selling, general and administrative expenses resulted primarily from an increase in professional, consulting fees as well as travel expenses incurred in connection with fund raising efforts during the quarter ended October 31, 2005.

Stock based compensation during the quarter ended October 31, 2005 was $0 compared to $29,260 for the quarter ended October 31, 2004. This decrease resulted from a reduction in the amount of options granted and common stock issued for services rendered during the quarter ended October 31, 2005.

Depreciation and amortization during the quarter ended October 31, 2005 was $8,570 compared to $0 for the quarter ended October 31, 2004. This increase resulted from asset acquisitions during the year ended July 31, 2005 as well as the quarter ended October 31, 2005.

Net Loss

As a result, our net loss for the quarter ended October 31, 2005 was $812,962, which was $456,867 or 128.3% greater than our net loss for the quarter ended October 31, 2004, which was $356,095.

Loss from Changes in Foreign Exchange Rates

During the quarter ended October 31, 2005, we recorded equity adjustments from foreign currency translations of approximately $7,100. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar.

Liquidity and Capital Resources; Plan of Operations

As of October 31, 2005, we had working capital of $3,353,056. Our planned activities over the next twelve months in Mexico are outlined in our annual report on Form 10-KSB for the year ended July 31, 2005. Generally, and assuming financing is available, we anticipate that our activities will include the purchase and installation of a crushing system, construction of the heap leach pad, moving and erection of the carbon plant and refinery at El Chanate, the construction of the power line and the water line and construction of office and laboratory buildings. The activities and the costs may vary materially, especially if there are significant increase in costs related to such items as fuel, construction materials and labor.

Historically, we have not generated any material revenues from operations and have been in a precarious financial condition. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have recurring losses from operations. Our primary source of funds used during the quarter ended October 31, 2005 was from the proceeds from the sale and issuance of equity securities in prior periods. As discussed below, in February 2005, we completed a private placement, netting approximately $6.2 million, and, in November 2005, we received a commitment letter from Standard Bank Plc. for a project finance facility of up to US$12 million for our El Chanate project in Sonora State, Mexico.

February 2005 Private Placement

In the private placement that closed in February 2005, we issued 27,200,004 shares of our Common Stock and warrants to purchase an aggregate of up to 27,200,004 shares of our Common Stock for an aggregate gross purchase price of approximately $6.8 million and we received approximately $6.2 million in net proceeds. The Warrant issued to each purchaser was originally exercisable for one share of our Common Stock, at an exercise price equal to $0.30 per share. We have temporarily lowered the exercise price of the Warrants to $0.20 per shares for the period commencing on November 28, 2005 and ending on December 23, 2005, after which time the exercise price increases back to $0.30 per share Each Warrant has a term of two years and is fully exercisable from the date of issuance. We issued to the placement agent two year warrants to purchase up to 2,702,000 shares of our Common Stock at an exercise price of $0.25 per share. The purchasers acquired the Common Stock and warrants to purchase Common Stock directly from us in transactions exempt from the registration requirements of the federal and state securities laws. All of the securities were issued and sold solely to accredited investors, as defined in Rule 501 of Regulation D pursuant to the Securities Act.

Pursuant to our agreement with the purchasers we registered the foregoing shares and shares issuable upon the exercise of the foregoing Warrants (collectively, the "registrable shares") for public resale. We also agreed to prepare and file all amendments and supplements necessary to keep the registration statement effective until the earlier of the date on which the selling stockholders may resell all the registrable shares covered by the registration statement without volume restrictions pursuant to Rule 144(k) under the Securities Act or any successor rule of similar effect and the date on which the selling stockholders have sold all the shares covered by the registration statement. If, subject to certain exceptions, sales of all shares registered cannot be made pursuant to the registration statement, we will be required to pay to these selling stockholders in cash or, at our option, in shares, their pro rata share of 0.0833% of the aggregate market value of the registrable shares held by these selling stockholders for each month thereafter until sales of the registrable shares can again be made pursuant to the registration statement.

In addition, we agreed to have our Common Stock listed for trading on the Toronto Stock Exchange. If our Common Stock was not listed for trading on the Toronto Stock Exchange within 180 days after February 8, 2005, we were required to issue to these selling stockholders an additional number of shares of our Common Stock that is equal to 20% of the number of shares acquired by them in the private placement. We did not timely list our shares on the Toronto Stock Exchange and, in August 2005, we issued 5,440,000 shares to the selling stockholders. We are in the process of registering these 5,440,000 shares for public resale.

Project Finance Facility

On February 2, 2005, we mandated Standard Bank Plc. as the exclusive arranger of a project finance facility of up to US$10 million for our El Chanate project and associated hedging. In November 2005, we received a commitment letter from Standard Bank informing us that its credit committee had approved the Standard Bank's arranging and providing for a senior project finance facility for up to US$12 million for the development of our El Chanate project.

The terms and conditions contained in the commitment letter and the term sheet attached thereto are indicative only and actual funding is subject to the negotiation of and execution of satisfactory definitive documents as well as satisfaction of certain conditions, including raising the additional funds necessary for construction and working capital, there occurring no events that materially adversely affect our business, operations or financial condition and there being no material deterioration in the gold price. The commitment expires on January 31, 2006 if not funded by that date.

According to the term sheet included with the commitment letter, Minera Santa Rita S. de R.L. de C.V. and Oro de Altar S. de R. L. de C.V., two of our wholly-owned Mexican subsidiaries (the "Borrowers"), will borrow up to US$12 million from Standard Bank. The loan proceeds will be used to fund project costs related to the El Chanate project. The loan will mature in five years after the closing date and bear interest at 4% plus the 1,2,3 or 6 month Libor rate. The loan will be repayable in 14 quarterly installments commencing on a date to be determined. In addition, on each installment date, we will be required to apply 50% of excess cash flow towards prepayment of the loan. The loan will be secured by all shares and all of the assets of the Borrowers, The loan will also be supported by our guarantee and we will be required to maintain a minimum cash liquidity balance in an amount to be determined.

We (the Borrowers and/or us) will be required to deposit all cash proceeds we receive from operations and other sources in an off-shore proceeds account which will be subject to Standard Bank's security interest. Absent default by us under the finance documents, funds from this account will be used for specific purposes such as approved operating costs, budgeted capital expenditures, hedging costs and funds payable to Standard Bank under the finance documents. As additional security, we also will be required to fund an offshore debt service account ("DSRA") and maintain a minimum balance of US$1,800,000.

We will be required to meet and maintain certain financial covenants and conform to certain customary affirmative and negative covenants, such as restrictions on sale of assets. We also will be required to enter into a gold price protection program that mitigates the risk of downward movement in gold prices by entering into an acceptable hedging program and we will need to structure a hedging program to mitigate interest rate risk and foreign exchange risk, all in a manner satisfactory to Standard Bank.

The facility will close and funding will be available upon satisfaction of certain conditions precedent. In addition to customary conditions precedent such as execution of definitive documents, the absence of events of default and satisfactory representations and warranties, closing and funding of the facility will be subject to: (i) Standard Bank's determination that we have hired appropriate additional management to provide construction, operations and financial management and oversight; and (ii) our raising sufficient equity funding, net of expenses, that, along with cash on hand, is adequate to cover all required project equity contributions, pre-completion funding of the DSRA and other cash requirements prior to Economic Completion (the date upon which Standard Bank determines that all covenants and completion conditions have been met over a period of 90 consecutive days and are sustainable over the life of the project), and to meet a certain minimum liquidity balance to be determined by Standard Bank.

Pursuant to the original mandate in February 2005, we issued to Standard Bank 1,000,000 common stock purchase warrants and paid certain upfront fees. Pursuant to the Commitment letter, we paid Standard Bank additional upfront fees consisting of cash and 1,000,000 shares of our common stock. In addition, on the closing date we will be required to deliver to Standard Bank an additional upfront cash fee, an additional 1,000,000 shares of common stock and an additional 12,600,000 common stock purchase warrants. We are in the process of registering the 1,000,000 shares and, we previously registered the 1,000,000 shares issuable upon exercise of warrants issued to Standard Bank for public resale and we have agreed to register the above-mentioned additional shares and shares issuable upon exercise of the warrants for public resale.

As noted above, the Standard Bank commitment requires us to raise additional funds. Moreover, If Standard determines not to provide the funding, we will be required to obtain such funding from another source. To the extent that we need to obtain additional capital to complete the mine, commence operations and cover ongoing general and administrative expenses, management intends to raise such funds through bank financing, the sale of our securities, the sale of a royalty interest in the future production from the Chanate properties and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding will be available. If we are unable to obtain needed capital from outside sources, we will be forced to reduce or curtail our operations. Please see the risk factor "We lack operating cash flow and rely on external funding sources. If we are unable to continue to obtain needed capital from outside sources until we are able to generate positive cash flow from operations, we will be forced to reduce or curtail our operations."

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

We own properties in Leadville, Colorado for which we have recorded an impairment loss. Part of the Leadville Mining District has been declared a federal Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Superfund Amendments and Reauthorization Act of 1986. Several mining companies and one individual were declared defendants in a possible lawsuit. We were not named a defendant or Principal Responsible Party. We did respond in full detail to a lengthy questionnaire prepared by the Environmental Protection Agency ("EPA") regarding our proposed procedures and past activities in November 1990. To our knowledge, the EPA has initiated no further comments or questions.

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

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs incurred or accrued at October 31, 2005.

                                  Risk Factors

We are subject to various risks that may materially harm our business, financial condition and results of operations. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

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

We do not generate any positive cash flow from operations and we do not anticipate that any positive cash flow will be generated for some time. Our primary focus is the development of our El Chanate project which, we anticipate, will cost between $17.5 and $18.5million. We also anticipate non-mine related operating expenses of approximately $1.4 million. In February 2005, we raised approximately $6.2 million in a private placement and in November 2005 we received a commitment letter from Standard Bank Plc. (formerly, Standard Bank London Limited) for a project finance facility of up to US$12 million for our El Chanate project. Funding the Standard Bank facility is subject to the negotiation, execution, and delivery of definitive financing documentation, as well as the completion of certain conditions, including raising additional funds necessary for construction and working capital. Accordingly, we will need to obtain additional capital from outside sources. To the extent that we need to obtain additional capital, management intends to raise such funds through bank financing, the sale of our securities, the sale of a royalty interest in the future production from the El Chanate concessions and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding will be available. If we are unable to obtain needed capital from outside sources, we will be forced to reduce or curtail our operations.

      Our year end audited financial statements contain a "going concern" explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the year ended July 31, 2005 included in our annual report on form 10-KSB for the year then ended have been prepared on the basis of accounting principles applicable to a going concern. Our auditors' report on the consolidated financial statements contained therein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our July 31, 2005 and October 31, 2005 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations

      If we are unable to obtain a crushing system and other equipment for our Mexican concessions at an acceptable cost, our anticipated results of operations from mining at these concessions, once mining commences, may be adversely affected.

We are currently in discussions with a US supplier to acquire a crushing system, including conveyors, that consist of new equipment to use this equipment at our El Chanate project. We need to consummate the Standard Bank financing before we acquire this equipment. If we are unable to obtain requisite equipment at an acceptable cost, our planned mining operations and our anticipated results of operations from mining at these concessions, once mining commences, may be adversely affected. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations."

      We will be using reconditioned and used equipment which could adversely affect our cost assumptions and our ability to economically and successfully mine the project.

We plan to use reconditioned and used carbon column collection equipment to recover gold. Such equipment is subject to the risk of more frequent breakdowns and need for repair than new equipment. If the equipment that we use breaks down and needs to be repaired or replaced, we will incur additional costs and operations may be delayed resulting in lower amounts of gold recovered. In such event, our capital and operating cost assumptions may be inaccurate and our ability to economically and successfully mine the project may be hampered, resulting in decreased revenues and, possibly, a loss from operations.

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

The gold deposit we have identified at our El Chanate Project is relatively small and low-grade. If the estimates of ore grade or recovery rates contained in the feasibility study turn out to be higher than the actual ore grade and recovery rates, if costs are higher than expected, or if we experience problems related to the mining, processing of, or recovery of gold from, ore at the El Chanate project, our results of operation and financial condition could be materially adversely affected. Moreover, it is possible that actual costs and economic returns may differ materially from our best estimates. It is not unusual in the mining industry for new mining operations to experience unexpected problems during the start-up phase and to require more capital than anticipated. There can be no assurance that our operations at El Chanate will be profitable.

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

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold. Gold prices fluctuate on a daily basis. Between January 1, 2005 and December 2, 2005, the spot price for gold on the London Exchange has fluctuated between $411.10 and $504.75 per ounce. Gold prices are affected by numerous factors beyond our control, including:

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

If and when we commence sales of gold, such sales will be made in U.S. dollars. We incur a significant amount of our expenses in Mexican pesos. As a result, our financial performance would be affected by fluctuations in the value of the Mexican peso to the U.S. dollar. At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure; however, pursuant to the commitment letter from Standard Bank Plc. we will be required to implement such measures. If and when these measures are implemented, there can be no assurance that such arrangements will be cost effective or be able to fully offset such future currency risks.

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

We are in the process of developing our Mexican concessions and hope to commence mining operations during calendar 2006. If and when we commence mining operations, such operations will involve a number of risks and hazards, including:

      o     environmental hazards,

      o     industrial accidents,

      o     metallurgical and other processing,

      o     acts of God, and

      o     mechanical equipment and facility performance problems.

Such risks could result in:

      o damage to, or destruction of, mineral properties or production facilities,

      o     personal injury or death,

      o     environmental damage,

      o     delays in mining,

      o     monetary losses and /or

      o     possible legal liability.

Industrial accidents could have a material adverse effect on our future business and operations. Although as we move forward in the development of the El Chanate project we plan to obtain and maintain insurance within ranges of coverage consistent with industry practice, we cannot be certain that this insurance will cover the risks associated with mining or that we will be able to maintain insurance to cover these risks at economically feasible premiums. We also might become subject to liability for pollution or other hazards which we cannot insure against or which we may elect not to insure against because of premium costs or other reasons. Losses from such events may have a material adverse effect on our financial position.

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

We are dependent on a relatively small number of key personnel, including but not limited to Dave Loder, the General Manager of the El Chanate project, the loss of any one of whom could have an adverse effect on us. In addition, while certain of our officers and directors have experience in the exploration and operation of gold producing properties, we need to retain additional personnel and/or contractors to develop and operate our El Chanate project. Certain of these consultants, including Dave Loder, have already been engaged. There can be no guarantee that such personnel or contractors will be available to carry out such activities on our behalf or be available upon commercially acceptable terms. If we lose the services of our key personnel or we are unable to retain additional personnel and/or contractors, our ability to complete development and operate our El Chanate project may be delayed and our planned operations may be materially adverse affected.

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

Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful. Few properties that are explored are ultimately developed into commercially producing mines. As noted above, our long-term profitability will be, in part, directly related to the cost and success of exploration programs. Any gold exploration program entails risks relating to

      o     the location of economic ore bodies,

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

As of December 6, 2005, approximately 56,040,500 shares of our Common Stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. More than half of these shares have been registered or are in the process of being registered for public resale. In addition, we have registered or are in the process of registering 30,902,004 shares of Common Stock issuable upon the exercise of outstanding warrants and 763,636 shares of Common Stock issuable upon the exercise of outstanding options. All of the foregoing shares, assuming exercise of all of the above options and warrants, would represent in excess of 50% of the then outstanding shares of our Common Stock. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants or options is less than the market price of the Common Stock, the holders of the warrants are likely to exercise them and sell the underlying shares of Common Stock and to the extent that the exercise prices of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of Common Stock. In addition, should we consummate the project finance facility with Standard Bank, we will be required to issue an additional 1,000,000 shares and warrants for an additional 12.6 million shares and to register the foregoing shares and the shares issuable upon exercise of these warrants for public resale. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding Common Stock. Sales of substantial amounts of our Common Stock in the public market could cause the market price for our Common Stock to decrease. Furthermore, a decline in the price of our Common Stock would likely impede our ability to raise capital through the issuance of additional shares of Common Stock or other equity securities.

      We do not intend to pay dividends in the near future.

Our board of directors determines whether to pay dividends on our issued and outstanding shares. The declaration of dividends will depend upon our future earnings, our capital requirements, our financial condition and other relevant factors. Our board does not intend to declare any dividends on our shares for the foreseeable future. We anticipate that we will retain any earnings to finance the growth of our business and for general corporate purposes. In addition, our ability to pay dividends most likely will be restricted by financial covenants in any project finance facility we enter into with Standard Bank or another lender.

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

Item 3. Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

            None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None during the quarter. In November 2005, we issued 1,000,000,000 shares to Standard Bank plc pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 (see "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations- Project Finance Facility" above).

Item 3. Defaults Upon Senior Securities.

            None.

Item 4 Submission of Matters to a Vote of Security Holders.

      At our Special Meeting of Stockholders on November 18, 2005, stockholders approved the following:

Approval of a change in our state of incorporation from Nevada to Delaware.

For: 53,080,202  Against: 191,385  Abstain: 44,816  Broker nonvotes: 20,614,580

Approval of an amendment of our Certificate of Incorporation to increase the authorized number of shares of common stock from 150,000,000 shares to 200,000,000 shares.

For: 71,479,919  Against: 1,692,105  Abstain: 758,999

Total shares voted: 73,931,023 out of 95,969,214 eligible to vote.

As a result of the foregoing, we reincorporated in Delaware effective November 21, 2005 at which time we also increased the authorized number of shares from 150,000,000 shares to 200,000,000 shares.

Item 5. Other Information.

      In December 2005, our wholly-owned Mexican subsidiary, Minera Santa Rita, S.A. de R.L. de C.V. ("MSR"), which holds the rights to develop and mine the El Chanate Project, entered into a Mining Contract with a Mexican mining contractor, Sinergia Obras Civiles y Mineras, S.A. de C.V. ("Contractor"). The Mining Contract becomes effective when MSR sends the Contractor a formal Notice of Award. MSR is in the process of sending this formal notice. The parties' obligations under the Mining Contract are then conditional upon delivery by MSR to the Contractor of a formal Notice to Proceed. Pursuant to the Mining Contract, the Contractor, using its own equipment, will generally perform all of the mining work (other than crushing) at the El Chanate Project for the life of the mine. Subsequent to delivery of the Notice to Proceed and prior to the commencement of any work by the Contractor, MSR must pay the Contractor a mobilization payment of $70,000, and must also make an advance payment of $520,000 to the Contractor. This advance payment is recoverable by MSR out of 100% of subsequent payments due to the Contractor under the Mining Contract. The Contractor's mining rates are subject to escalation on an annual basis. This escalation is tied to the percentage escalation in the Contractor's costs for various parts for its equipment, interest rates and labor. If the Notice to Proceed is not received by the Contractor by June 1, 2006, the Contractor may modify its initial mining rates, and MSR is not obligated to proceed with the Mining Contract if those modified rates are unacceptable to MSR. One of the principals of the Contractor is one of the principals of Grupo Minero FG S.A. de C.V. ("FG"). FG was our former joint venture partner. For more detailed information, please see the Mining Contract filed as an exhibit hereto.

      We solicited and recently received bids from five contractors to supervise the construction and integration of the various components necessary to commence production at the El Chanate Project. We plan to evaluate these proposals and we expect to reach a decision during the first calendar quarter of 2006.

See also, Item 4 above.

Item 6. Exhibits.

      10.1 Mining Contract between MSR and Sinergia Obras Civiles y Mineras, S.A. de C.V.

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

                                        CAPITAL GOLD CORPORATION
                                              Registrant

                                    By: /s/ Gifford A.  Dieterle
                                        ------------------------
                                        Gifford A.  Dieterle
                                        President/Treasurer

Date:  December 15, 2005