Form 10QSB
period 2006-01-31
CAPITAL GOLD CORP
filed 2006-03-22
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 2006

                                       OR

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ______ to ______

                         Commission File Number: 0-13078
                                                 -------

                            CAPITAL GOLD CORPORATION
               ---------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                    13-3180530
  -----------------------------                ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                76 Beaver Street, 26TH floor, New York, NY 10005
              ---------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (212) 344-2785
                                               --------------

              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes |X|              No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

      Class                                     Outstanding at March 13, 2006
      -----                                     -----------------------------

Common Stock, par value $.0001 per share                 131,004,218


Transitional Small Business Format (check one);       Yes |_|    No  |X|

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


Item 1.  Financial Statements

      The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals), which we consider necessary for the fair presentation of results for the three and six months ended January 31, 2006.

      Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2005.

      The results reflected for the three and six months ended January 31, 2006 are not necessarily indicative of the results for the entire fiscal year.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                                    January 31,
                                       ASSETS                           2006
                                                                   ------------
Current Assets:

 Cash and Cash Equivalents                                         $  3,082,326
 Loans Receivable - Affiliate                                            37,245
 Prepaid Assets                                                          34,882
 Marketable Securities                                                  125,000
 Other Current Assets                                                    55,165
                                                                   ------------

       Total Current Assets                                           3,334,618
                                                                   ------------

Mining Concessions                                                       70,104
                                                                   ------------

Property & Equipment - net                                              795,538
                                                                   ------------

Intangible Assets - net                                                  15,866
                                                                   ------------

Other Assets:
  Other Investments                                                      21,480
  Deferred Financing Costs                                              200,000
  Mining Reclamation Bonds                                               35,550
  Other                                                                  43,047
  Other Deposits                                                             --

  Security Deposits                                                       9,605
                                                                   ------------
     Total Other Assets                                                 309,682
                                                                   ------------

Total Assets                                                       $  4,525,808
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                 $    125,920
  Accrued Expenses                                                      124,101
                                                                   ------------
     Total Current Liabilities                                          250,021
                                                                   ------------

 Commitments and Contingencies
 Stockholders' Equity:
     Common Stock, Par Value $.0001 Per Share;
       Authorized 200,000,000 shares; Issued and
       Outstanding 101,324,218 Shares                                    10,132
     Additional Paid-In Capital                                      32,923,381
     Deficit Accumulated in the Development Stage                   (28,318,051)
     Deferred Financing Costs                                          (522,541)
     Accumulated Other Comprehensive Income                             182,866

                                                                   ------------
     Total Stockholders' Equity                                       4,275,787
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  4,525,808
                                                                   ============
The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                     For the Period
                                                     For The Three Months Ended      For The Six Months Ended        September 17,
                                                             January 31,                    January 31,                   1982
                                                    ----------------------------    ----------------------------       (Inception)
                                                                                                                           To
                                                         2006           2005            2006            2005        January 31, 2006
                                                    ------------    ------------    ------------    ------------    ---------------
Revenues                                            $         --    $         --    $         --    $         --    $            --
                                                    ------------    ------------    ------------    ------------    ---------------
Costs and Expenses:
 Mine Expenses                                           500,831         137,087       1,041,382         317,055          8,705,290
Write-Down of Mining,
  Milling and Other
  Property and Equipment                                      --              --              --              --          1,299,445
Selling, General and
  Administrative Expenses                                424,954         225,091         714,301         377,098         10,577,268
Stock Based Compensation                                      --         158,584              --         187,844          9,409,847
Depreciation and Amortization                             10,767              --          19,337              --            394,494
                                                    ------------    ------------    ------------    ------------    ---------------
Total Costs and Expenses                                 936,552         520,762       1,775,020         881,997         30,386,344
                                                    ------------    ------------    ------------    ------------    ---------------
Loss from Operations                                    (936,552)       (520,762)     (1,775,020)       (881,997)       (30,386,344)
                                                    ------------    ------------    ------------    ------------    ---------------
Other Income (Expense):
Interest Income                                           15,274             415          40,780             650            836,778
Miscellaneous                                                 --           3,095              --           8,000             36,199
Gain on Sale of
  Property and Equipment                                      --              --              --              --             46,116
Gain on Sale of Subsidiary                                    --              --              --              --          1,907,903
Option Payment                                                --              --              --              --             70,688
Loss on Write-Off of Investment                               --              --              --              --            (10,000)
Loss on Joint Venture                                         --              --              --              --           (901,700)
 Loss on Option                                               --              --              --              --            (50,000)
 Loss on Other Investments                                    --              --              --              --             (3,697)
 Loss on Write -Off of
Minority Interest                                             --              --              --              --           (150,382)
                                                    ------------    ------------    ------------    ------------    ---------------
Total Other Income (Expense)                              15,274           3,510          40,780           8,650          1,781,905
                                                    ------------    ------------    ------------    ------------    ---------------
Loss Before Minority Interest                           (921,278)       (517,252)     (1,734,240)       (873,347)       (28,604,439)
Minority Interest                                             --              --              --              --            286,388
                                                    ------------    ------------    ------------    ------------    ---------------
Net Loss                                            $   (921,278)   $   (517,252)   $ (1,734,240)   $   (873,347)   $   (28,318,051)
                                                    ============    ============    ============    ============    ===============
Net Loss Per Common Share -
Basic and Diluted                                   $      (0.01)   $      (0.01)   $      (0.02)   $      (0.01)
                                                    ============    ============    ============    ============

Weighted Average Common
Shares
Outstanding                                           98,506,970      61,030,133      96,418,426      59,841,750
                                                    ============    ============    ============    ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED THROUGH JANUARY 31, 2006
                              Accumulated Retained

                                                                                                         Retained
                                     Common Stock         Additional      Deferred        Other          Earnings          Total
                               -----------------------     paid-in-      Financing    Comprehensive    (Accumulated    Stockholdres'
                                  Shares       Amount       capital        Costs       Income/(Loss)      Deficit)        Equity
                               ------------  ---------   ------------   -----------   -------------    ------------    ------------
Balance at July 31, 2005         95,969,216     95,969     31,851,724      (252,541)        157,714     (26,583,811)      5,269,055


Change in par value to $0.0001                 (86,372)        86,372                                                            --


Deferred Financing Costs          1,000,000        100        269,900      (270,000)                             --              --

Issuance of common stock upon
  warrant and option exercises    4,355,002        435        715,385                            --              --         715,820


Unrealized loss on investments           --         --             --                       (25,000)             --         (25,000)

Equity adjustment from
  foreign currency translation                                                               50,152                          50,152


Net income for the six months
   ended January 31, 2006                --         --             --                            --      (1,734,240)     (1,734,240)
                               ------------  ---------   ------------   -----------   -------------    ------------    ------------


Balance - January 31, 2006      101,324,218     10,132     32,923,381      (522,541)        182,866     (28,318,051)      4,275,787
                               ============  =========   ============   ===========   =============    ============    ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For The                 For The Period
                                                                Six Months Ended          September 17, 1982
                                                                    January 31,             (Inception) To
                                                               2006            2005        January 31, 2006
                                                           ------------    ------------   -----------------
Cash Flow From Operating Activities:
  Net Loss                                                 $ (1,734,240)   $   (873,347)   $    (28,318,051)
  Adjustments to Reconcile Net Loss to
     Net Cash Used in Operating Activities:
     Depreciation and Amortization                               19,337              --             403,064
     Gain on Sale of Subsidiary                                      --              --          (1,907,903)
     Minority Interest in Net Loss of Subsidiary                     --              --            (286,388)
     Write-Down of Impaired Mining, Milling and Other                --
      Property and Equipment                                         --              --           1,299,445
      Gain on Sale of Property and Equipment                         --              --             (46,116)
      Loss on Write-Off of Investment                                --              --              10,000
      Loss on Joint Venture                                          --              --             901,700
      Loss on Write-Off of Minority Interest                         --              --             150,382
     Value of Common Stock Issued for Services                       --          29,260           2,843,153
     Stock Based Compensation                                        --         158,584           9,380,587
     Changes in Operating Assets and Liabilities:

       (Increase) Decrease in Prepaid Expenses                  (15,891)          2,350             (15,891)

       (Increase) Decrease in Other Current Assets              (14,316)        (21,508)            (37,152)
       (Increase) in Other Deposits                             (36,000)             --            (134,000)
       Decrease in Other Assets                                     755              --             (42,668)
       (Increase) in Security Deposits                               --              --              (9,605)
       Increase (Decrease) in Accounts Payable                   33,880         102,088             209,132

       Increase (Decrease) in Accrued Expenses                  (66,675)         47,450             (95,641)
                                                           ------------    ------------   -----------------

Net Cash Used in Operating Activities                        (1,813,150)       (555,123)        (15,695,952)
                                                           ------------    ------------   -----------------

Cash Flow From Investing Activities:

  (Increase) in Other Investments                                  (260)         (3,907)            (21,740)
  Purchase of Mining, Milling and Other Property and
    Equipment                                                   (45,958)             --          (2,426,815)
  Purchase of Concessions                                            --              --             (25,324)
  Investment Intangibles                                             --              --             (18,531)
  Proceeds on Sale of Mining, Milling and Other Property
    and Equipment                                                    --              --              83,638
  Proceeds From Sale of Subsidiary                                   --              --           2,131,616
  Expenses of Sale of Subsidiary                                     --              --            (101,159)
  Advance Payments - Joint Venture                                   --              --              98,922
  Investment in Joint Venture                                        --              --            (101,700)
  Investment in Privately Held Company                               --              --             (10,000)
  Net Assets of Business Acquired (Net of Cash)                      --              --             (42,130)
  Investment in Marketable Securities                                --              --             (50,000)

he accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED) - cont'd

                                                                 For The                For The Period
                                                            Six Months Ended          September 17, 1982
                                                               January 31,              (Inception) To
                                                         2006             2005         January 31, 2006
                                                      ------------    ------------    -----------------

Net Cash Provided By - Used in Investing Activities        (46,218)         (3,907)            (483,223)
                                                      ------------    ------------    -----------------
Cash Flow From Financing Activities:
  Advances to Affiliate                                     (5,825)           (750)             (40,822)
  Proceeds of Borrowings - Officers                             --              --               18,673
  Repayment of Loans Payable - Officers                         --          (2,400)             (18,673)
  Proceeds of Note Payable                                      --              --               11,218
  Payments of Note Payable                                      --              --              (11,218)
  Proceeds From Issuance of Common Stock                   715,820         458,319           19,451,745
  Commissions on Sale of Common Stock                           --              --               (5,250)
  Deferred Finance Costs                                  (100,000)             --             (200,000)
  Expenses of Initial Public Offering                           --              --             (408,763)
  Capital Contributions - Joint Venture Subsidiary              --              --              304,564
  Purchase of Certificate of Deposit - Restricted               --              --               (5,000)
  Purchase of Mining Reclamation Bonds                          --              --              (30,550)
                                                      ------------    ------------    -----------------

Net Cash Provided By Financing Activities                  609,995         455,169           19,065,924
                                                      ------------    ------------    -----------------

Effect of Exchange Rate Changes                             50,152           3,624              195,578
                                                      ------------    ------------    -----------------

Increase (Decrease) In Cash and Cash Equivalents        (1,199,222)       (100,237)           3,082,326

Cash and Cash Equivalents - Beginning                    4,281,548         208,443                   --
                                                      ------------    ------------    -----------------

Cash and Cash Equivalents - Ending                    $  3,082,326    $    108,206    $       3,082,326
                                                      ============    ============    =================

Supplemental Cash Flow Information:
  Cash Paid For Interest                              $         --    $         --    $              --
                                                      ============    ============    =================

  Cash Paid For Income Taxes                          $      7,731    $         --    $          39,886
                                                      ============    ============    =================

Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                          $         --    $     23,240    $         440,495
                                                      ============    ============    =================
  Issuance of common stock as payment for financing
    costs                                             $    270,000    $         --    $              --
                                                      ============    ============    =================
  Issuance of common stock as payment for Expenses    $         --    $         --    $         192,647
                                                      ============    ============    =================
  Issuance of Common Stock as Payment for Mining,
    Milling and Other Property and Equipment          $         --    $         --    $           4,500
                                                      ============    ============    =================
 Exercise of Options as Payment of Accounts Payable   $         --    $         --    $          36,000
                                                      ============    ============    =================

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

NOTE 2 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

Marketable equity securities, at cost                                 $   50,000
                                                                      ==========

Marketable equity securities, at fair value                           $  125,000
                                                                      ==========

NOTE 3 - Property and Equipment

Property and Equipment consist of the following at January 31, 2006:

Improvements                                                         $   15,797
Building                                                                116,000
Equipment Held for Resale                                               393,829
Equipment                                                               101,840
Water Well                                                              141,242
Vehicle                                                                  34,656
Office Equipment                                                         12,266
Furniture                                                                 1,843
                                                                     ----------

Total                                                                   817,473
Less: accumulated depreciation                                          (21,935)
                                                                     ----------

Fixed assets, net                                                    $  795,538
                                                                     ==========

Depreciation expense for the six months ending January 31, 2006 and 2005 was $17,272 and $ 0, respectively.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - Intangible Assets

Investment in Right of Way                                           $   18,620
Less: accumulated amortization                                           (2,754)
                                                                     ----------

Intangible assets, net                                               $   15,866
                                                                     ==========

Amortization expense for the six months ending January 31, 2006 and 2005 was $2,065 and $ 0, respectively.

NOTE 5 - Mining Concessions

Mining concessions consists of the following:

El Charro                                                             $   25,324
El Chanate                                                                44,780
                                                                      ----------

Total                                                                 $   70,104
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

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - Other Comprehensive Income(Loss)-Supplemental Non-Cash Investing Activities

Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and unrealized gains on marketable securities and is summarized as follows:

Balance - July 31, 2004                                              $   88,739
Equity Adjustments from Foreign
  Currency Translation                                                   28,975
Unrealized Gains on Marketable
  Securities                                                             40,000
                                                                     ----------

Balance - July 31, 2005                                                 157,714
Equity Adjustments from Foreign
  Currency Translation                                                   50,152
Unrealized Gains (loss) on Marketable
  Securities                                                            (25,000)
                                                                     ----------

Balance - January 31, 2006                                           $  182,866
                                                                     ==========

NOTE 9 - Related Party Transactions

In August 2002 the Company purchased marketable equity securities of a related company. The Company recorded approximately $5,850 and $4,900 in expense reimbursements including office rent from this entity for the six months ended January 31, 2006 and 2005, respectively (see Notes 2 and 6). The Company utilizes a Mexican Corporation 100% owned by two officers/Directors and stockholders of the Company for mining support services. These services include but are not limited to the payment of mining salaries and related costs. The Mexican Corporation bills the Company for these services at cost. Mining expenses charged by the Mexican Corporation and reported on the statement of operations amounted to approximately $50,000 and $ -0- for the six months ended January 31, 2006 and 2005, respectively.

NOTE 10 - Stockholders' Equity

Common Stock

At various stages in the Company's development, shares of the Company's common stock have been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of the services provided or property received.

During the six months ended January 31, 2005, the Company issued 3,929,610 shares for gross proceeds of $458,319. During the same period they also issued 259,507 shares of common stock for services rendered value at $29,260, and 193,666 shares of common stock valued at $23,240 as commissions on the sale of common stock. During the six months ended January 31, 2006, the Company issued 4,355,002 shares of stock upon the exercising of Common Stock Purchase Warrants for gross proceeds of $715,820. The Company has also issued 1,000,000 shares of Common Stock (See Note 11) in connection with receiving a commitment letter from Standard Bank informing the Company of its approval for providing a $12 million senior financing facility.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10 - Stockholders' Equity (continued)

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

Warrant Re-pricing

In December 2005, the Board of Directors ratified the temporary re-pricing of certain warrants that were issued in connection with the February 2005 private placement from $0.30 per share to $0.20 per share exercise price. In addition, warrants issued to the placement agent were also re-priced from $0.25 per share to $0.20 per share exercise price. These re-pricings were in effect for the period November 28, 2005 through January 31, 2006.

NOTE 11 - Project Finance Facility

On February 2, 2005, the Company mandated Standard Bank London Limited as the exclusive arranger of a project finance facility of up to $10 million for our El Chanate gold mining project and associated hedging. The Company anticipates that Standard Bank will administer the loan and the hedging throughout the construction and operational phases of the project. Although the specific terms of the proposed financing are subject to alteration, the Company anticipates, among other things, that the loan would mature in five years after the initial draw and bear interest at a rate linked to the 1,2,3 or 6 month Libor rate. The loan would be secured by the Company's assets and supported by the Company's guarantee. In addition, the Company will be required to deposit all cash proceeds the Company receives from operations and other sources in an off-shore account. Absent default by the Company under the finance documents, the Company may use funds from this account for specific purposes such as approved operating costs, budgeted capital expenditures, hedging costs and funds payable to Standard Bank under the finance documents. The Company would be required to meet and maintain certain financial covenants and the Company would be required to conform to certain negative covenants such as restrictions on sale of assets. The Company also would be required to enter into a gold price protection program that mitigates the gold price risk by purchasing price protection in a manner satisfactory to the lender (see Note 13).

As required by the mandate, the Company issued to Standard Bank 1,000,000 common stock purchase warrants and paid an initial cash fee of $100,000. Such warrants have been valued at approximately $253,000 using the Black-Scholes option pricing model and are reflected as deferred financing costs as a reduction of stockholders' equity on the Company's balance sheet.

Such costs will be amortized to operations over the life of the debt and in the event the transaction with Standard Bank is not consummated, such costs will be charged to operations immediately. The initial cash fee of $100,000 is included in Deferred Finance Costs on the Company's balance sheet. Such costs will be amortized to operations over the life of the debt and in the event the transaction with Standard Bank is not consummated, such costs will be charged to operations immediately. If Standard Bank determines to proceed with the funding, we will be required to pay certain additional fees of $300,000 and issue to Standard Bank an additional 14,600,000 common stock purchase warrants. Per our arrangement with Standard Bank, the shares issuable upon exercise of the 1,000,000 common stock purchase warrants have been included in a registration statement filed with the

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 11 - Project Finance Facility (continued)

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

On November 11, 2005 the Company received a commitment letter from Standard Bank informing us that its credit committee had approved the banks arranging and providing for a senior project financing facility for up to $12 million for the development of our El Chanate project. Amongst other requirements, the commitment letter requires us to raise additional equity funding, net of expenses, that, along with cash on hand, is adequate to cover all required covenants and completion conditions. In connection with this letter, the Company paid $100,000 and issued 1,000,000 shares of the Company common stock. The Company recorded the $100,000 as deferred financing costs on the Company's balance sheet. Such costs will be amortized to operations over the life of the debt and in the event the transaction with Standard Bank is not consummated, such costs will be charged to operations immediately. The Company recorded the issuance of the 1,000,000 shares of common stock as deferred financing costs as a reduction of stockholders' equity on the Company's balance sheet. The issuance of these shares were recorded at the fair market value of the Company's common stock at the commitment letter date or $0.27 per share. Pursuant to this letter, instead of delivering on the Closing Date of the facility an additional 14,600,000 common stock purchase warrants, as contemplated in the original Mandate, the Company will be required to deliver an additional 1,000,000 shares of common stock and an additional 12,600,000 common stock purchase warrants.

NOTE 12 - Mining Contract

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

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 13 - Subsequent Events

On March 1, 2006, the Company entered into a consulting agreement with Christopher Chipman pursuant to which the Company has retained Mr. Chipman as its Chief Financial Officer. Pursuant to the Agreement with Mr. Chipman, Mr. Chipman will devote approximately 50% of his time to the Company's business. He will receive a monthly fee of $7,500 and a two year option to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $.34 per share. The options will vest at the rate of 10,000 shares per month during the initial period of his engagement. Notwithstanding the foregoing, the options are not exercisable unless and until the issuance of the options is approved by the Company's stockholders. The agreement runs for an initial one year period, and is renewable thereafter for an additional year. The Company can terminate the agreement at any time; however, if the Company terminates the agreement other than for cause (as defined in the agreement), the Company is required to pay Mr. Chipman the fees otherwise due and payable to him through the last day of the then current term of the Agreement or six months from such termination, which ever is shorter. Mr. Chipman can terminate the Agreement on 30 days notice.

Gifford Dieterle resigned as the Company's Chief Financial Officer effective March 1, 2006.

In addition, on March 9, 2006, the Company's board of directors: (i) increased the number of directors on the board from five to eight; (ii) established an Audit Committee; (iii) appointed the following directors to fill the vacancies occurring as a result of the foregoing increase in the board of directors to serve in such capacities until their successors are elected and qualified: John Postle (Canadian resident), Ian Shaw(Canadian resident) and Mark Nesbitt; and
(iv) adopted an Audit Committee Charter.

The Company closed two private placements and received proceeds from the exercising of warrants and options in February and March 2006, pursuant to which the Company issued an aggregate of 29,680,000 shares of the Company's common stock and warrants to purchase an aggregate of up to 5,310,000 shares of the Company's common stock for an aggregate gross purchase price of approximately $7,890,000 and the Company received approximately $7,373,100 in net proceeds. The Warrant issued to each purchaser is exercisable for one share of the Company's common stock, at an exercise price equal to $0.30 per share. Each Warrant has a term of eighteen months and is fully exercisable from the date of issuance. The Company issued to the placement agent in one of the placements eighteen month warrants to purchase up to 934,000 shares of the Company's common stock at an exercise price of $0.25 per share.

In March 2006, the Company made a $250,000 down payment to a US supplier to acquire a new crushing system, including conveyors, for use at its El Chanate project. The total price for this equipment is approximately $1,164,000. The Company is required to purchase the equipment by the end of the third quarter of 2006, or the supplier is entitled to retain the down payment. As the Company has adequate funds to purchase this equipment, it anticipates purchasing the equipment within the requisite time period.

On March 6, 2006, we entered into a gold price protection agreement with Standard Bank plc to protect us against future fluctuations in the price of gold. We agreed to a series of gold forward sales and call option purchases in anticipation of entering into a credit agreement with Standard Bank, which will be used to fund part of the cost of development of our El Chanate project. We are continuing negotiations with Standard Bank on the terms of the credit agreement. Under the price protection agreement, we have agreed to sell a total volume of 60,963.50 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We will also purchase call options from Standard Bank on a quarterly basis during this same period covering a total volume of 60,963.50 ounces of gold at a price of $535 per ounce. We have paid a fee. In addition, we provided cash collateral of approximately $2.133 million to secure our obligations under this agreement. The cash collateral will be returned to us when the loan agreement is executed and all conditions precedent to funding have been satisfied.

Effective March 22, 2006, our shares of common stock are listed for trading under the symbol "CGC" on the Toronto Stock Exchange. Trading in the shares will be in Canadian funds.

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

                              Results of Operations

General

Sonora, Mexico

During and subsequent to the quarter ended January 31, 2006, we continued to make progress towards commencement of mining operations at the El Chanate concessions in Mexico. In this regard, as discussed in greater detail below and in Part II, item 5, during and subsequent to the end of the quarter:

1. We raised approximately $7,373,100 in net proceeds from the issuance of securities and the exercise of warrants and options. We believe that these funds in conjunction with cash on hand and the anticipated proceeds from the Standard Bank Plc. financing commitment should enable us to proceed with the El Chanate project.

2. On March 6, 2006, we entered into a gold price protection agreement with Standard Bank plc to protect us against future fluctuations in the price of gold. We agreed to a series of gold forward sales and call option purchases in anticipation of entering into a credit agreement with Standard Bank, which will be used to fund part of the cost of development of our El Chanate project. We are continuing negotiations with Standard Bank on the terms of the credit agreement. Under the price protection agreement, we have agreed to sell a total volume of 60,963.50 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We will also purchase call options from Standard Bank on a quarterly basis during this same period covering a total volume of 60,963.50 ounces of gold at a price of $535 per ounce. We paid a fee. In addition, we provided cash collateral of approximately $2.133 million to secure our obligations under this agreement. The cash collateral will be returned to us when the loan agreement is executed and all conditions precedent to funding have been satisfied. See "We may not be successful in hedging against gold price fluctuations and may incur mark to market losses and lose money through our hedging programs" in Risk Factors, below.

3. In March 2006, we made a $250,000 down payment to a US supplier to acquire a new crushing system, including conveyors, for use at our El Chanate project. The total price for this equipment is approximately $1,164,000. We are required to purchase the equipment by the end of the third quarter of 2006, or the supplier is entitled to retain the down payment. As we have adequate funds to purchase this equipment, we anticipate purchasing the equipment within the requisite time period.

4. We obtained and have evaluated EPCM (engineering procurement construction management) bids and we received the final environmental management plan.

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

Pursuant to the 2005 Study, our estimated mine life is now six years as opposed to five years and the ore reserve is 367,880 ounces of gold present in the ground (up 9,880 ounces). Of this, we anticipate recovering approximately 264,846 ounces of gold (up 16,846 ounces) over a six year life of the mine. The targeted cash cost (which include mining, processing and on-property general and administrative expenses) per the 2005 Study is $259 per ounce (up $29 per ounce). The 2005 Study contains the same mining rate as the 2003 Study of 7,500 metric tonnes per day of ore. We also have commissioned an engineering study to analyze the benefits of expanding production rates beyond 7,500 metric tonnes per day of ore. The 2005 Study takes into consideration a different crushing system than the one contemplated in the 2003 Study. The system referred to in the 2005 Study is a new more modern system, that, we believe will be faster to install and provide more efficient processing capabilities than the used equipment referred to in the 2003 Study. In March 2006, we made a $250,000 down payment to a US supplier to acquire a new crushing system, including conveyors, for use at its El Chanate project. The total price for this equipment is $1,164,000. We are required to purchase the equipment by the end of the third quarter of 2006, or the supplier is entitled to retain the down payment. As we have adequate funds to purchase this equipment, we anticipate purchasing the equipment within the requisite time period. In addition, the 2005 Study assumes a contractor will mine the ore and haul it to the crushers. In the 2003 Study, we planned to perform these functions. In this regard, in December 2005, our wholly-owned Mexican subsidiary, Minera Santa Rita, S.A. de R.L. de C.V.("MSR"), entered into a Mining Contract with a Mexican mining contractor, Sinergia Obras Civiles y Mineras, S.A. de C.V. The Mining Contract becomes effective when MSR sends the Contractor a formal Notice of Award. MSR is in the process of sending this formal notice.

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

El Chanate Project

                                                       Reserves and Production Summary

-----------------------------------------------   -----------------------------------------   ------------------------------------
                                                                 Metric                                     U.S.
                                                                 ------                                     ----
-----------------------------------------------   -----------------------------------------   ------------------------------------
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

     Contained Gold                               11.4 Million grams                          367,880 Oz
     Contained Gold in Low Grade                  0.46 Million grams                          14,793 Oz

Production
      Ore Crushed                                 2.6  Million Tonnes/Year                    2.86 Million Tons/Year
                                                    7,500 Mt/d*                                  8,250 t/d
      Operating Days/Year                         365 Days per year                           365 Days per year
      Gold Plant Average Recovery                 69.2 %                                      69.2 %
      Average Annual Production                   1.4  Million grams                          44,390 Oz
      Total Gold Produced                         8.24 Million grams                          264,846 Oz

-----------------------------------------------   -----------------------------------------   ------------------------------------
                                                  (2005 Updated Feasibility Study Page 1-1)

----------

* "g/t" means grams per metric tonne, "Mt/d means metric tonnes per day and "opt" means ounces per ton.

Pursuant to the 2005 Study, based on the current reserve calculations, the mine life is estimated to be approximately 72 months, and at least another year will likely be required to perform required reclamation. The 2005 Study forecasts initial capital costs of $17.9 million, which includes $1.7 million of working capital. Annual production is planned at approximately 44,000 to 48,000 ounces per year at an average operating cash cost of $259 per ounce. We believe that the cash cost may decrease as the production rate increases. Total costs (which include cash costs as well as off-property costs such as property taxes, royalties, refining, transportation and insurance costs and exclude financing costs) will vary depending upon the price of gold (due to the nature of underlying payment obligations to the original owner of the property). Total costs are estimated in the 2005 Study to be $339 per ounce at a gold price of $417 per ounce (the three year average gold price as of the date of the study). We will be working on measures to attempt to reduce costs going forward. Ore reserves and production rates are based on a gold price of $375 per ounce, which is the Base Case in the 2005 Study. During 2005, the spot price for gold on the London Exchange fluctuated between $411.10 and $537.50 per ounce. Between January 1, 2006 and March 1, 2006, the spot price for gold on the London Exchange has fluctuated between $520.75 and $569.75 per ounce.

Management believes that the capital costs to establish a surface, heap leach mining operation at El Chanate will be between $17.5 and $18.5 million. During and subsequent to the quarter ended January 31, 2006, we raised approximately $8,088,920 in net proceeds from the issuance of securities and the exercise of warrants and options. We believe that these funds in conjunction with cash on hand and the anticipated proceeds from the Standard Bank Plc. financing commitment of up to US $12 million should enable us to proceed with the El Chanate project. For more information on the Standard Bank commitment, please see "Project Finance Facility" in "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations" below.

Leadville, Colorado

We own or lease a number of claims and properties, all of which are located in California Mining District, Lake County, Colorado, Township 9 South, Range 79. During the quarter ended January 31, 2006, activity at our Leadville, Colorado properties consisted primarily of mine maintenance. Primarily as a result of our focus on El Chanate, we ceased activities in Leadville, Colorado. During the year ended July 31, 2002, we performed a review of our Leadville mine and mill improvements and determined that an impairment loss should be realized. Therefore, we significantly reduced the carrying value of certain assets relating to our Leadville, Colorado assets by $999,445. During the year ending July 31, 2004, we again performed a review of our Colorado mine and mill improvements and determined that an additional impairment loss should be recognized. Accordingly, we further reduced the net carrying value to $0, recognizing an additional loss of $300,000.

Three Months Ended January 31, 2006 compared to Three Months Ended January 31, 2005

Revenues

We generated no revenues from mining operations during the quarter ended January 31, 2006 and 2005. There were de minimis non-operating revenues during the quarter ended January 31, 2006 and 2005 of approximately $15,000 and $3,500, respectively. These non-operating revenues primarily represent interest and miscellaneous income.

Costs and Expenses

Over all costs and expenses during the quarter ended January 31, 2006 were approximately $937,000, an increase of $416,000 or 80% from the quarter ended January 31, 2005. The primary reason for the significant increase during the quarter ended January 31, 2006 was increases in mine and in selling, general and administrative expenses and depreciation and amortization offset by a reduction in stock based compensation.

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

Mine expenses during the quarter ended January 31, 2006 were approximately $501,000, an increase of $364,000 or 265% from the quarter ended January 31, 2005. We believe that the increase in mine expenses resulted primarily from increased professional and engineering and consulting costs and the acquisition of a government permit for approximately $141,000.

Selling, general and administrative expenses during the quarter ended January 31, 2006 were approximately $425,000, an increase of $200,000 or 89% from the quarter ended January 31, 2005. We believe that the increase in selling, general and administrative expenses resulted primarily from an increase in professional, consulting fees as well as travel expenses incurred in connection with fund raising efforts during the quarter ended January 31, 2006.

Stock based compensation during the quarter ended January 31, 2006 was $0 compared to approximately $159,000 for the quarter ended January 31, 2005. This decrease resulted from a reduction in the amount of options granted and common stock issued for services rendered during the quarter ended January 31, 2006.

Depreciation and amortization during the quarter ended January 31, 2006 was approximately $11,000 compared to $0 for the quarter ended January 31, 2005. This increase resulted from asset acquisitions during the year ended July 31, 2005 as well as the quarter ended January 31, 2006.

Net Loss

As a result, our net loss for the three months ended January 31, 2006 was approximately $921,000, which was $404,000 or 78% greater than our net loss for the three months ended January 31, 2005, which was $517,000.

Six Months Ended January 31, 2006 compared to Six Months Ended January 31, 2005

Revenues

We generated no revenues from mining operations during the six months ended January 31, 2006 and 2005. There were de minimis non-operating revenues during the six months ended January 31, 2006 and 2005 of approximately $41,000 and $8,700, respectively. These non-operating revenues primarily represent interest income.

Costs and Expenses

Over all costs and expenses during the six months ended January 31, 2006 were approximately $1,775,000, an increase of $893,000 or 101% from the six months ended January 31, 2005. The primary reason for the significant increase during the six months ended January 31, 2006 was increases in mine and in selling, general and administrative expenses and depreciation and amortization offset by a reduction in stock based compensation.

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

Mine expenses during the six months ended January 31, 2006 were approximately $1,041,000, an increase of $724,000 or 228% from the six months ended January 31, 2005. We believe that the increase in mine expenses resulted primarily from increased professional and engineering and consulting costs and the acquisition of a government permit for approximately $141,000.

Selling, general and administrative expenses during the six months ended January 31, 2006 were approximately $714,000, an increase of $337,000 or 89% from the six months ended January 31, 2005. We believe that the increase in selling, general and administrative expenses resulted primarily from an increase in professional, consulting fees as well as travel expenses incurred in connection with fund raising efforts during the quarter ended January 31, 2006.

Stock based compensation during the six months ended January 31, 2006 was $0 compared to approximately $188,000 for the six months ended January 31, 2005. This decrease resulted from a reduction in the amount of options granted and common stock issued for services rendered during the six months ended January 31, 2006.

Depreciation and amortization during the six months ended January 31, 2006 was approximately $19,000 compared to $0 for the six months ended January 31, 2005. This increase resulted from asset acquisitions during the year ended July 31, 2005 as well as the six months ended January 31, 2006.

Net Loss

As a result, our net loss for the six months ended January 31, 2006 was approximately $1,734,000, which was $861,000 or 99% greater than our net loss for the six months ended January 31, 2005, which was $873,000.

Gain in Changes in Foreign Exchange Rates

During the six months ended January 31, 2006, we recorded equity adjustments from foreign currency translations of approximately $50,000. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar.

Liquidity and Capital Resources; Plan of Operations

As of January 31, 2006, we had working capital of approximately $3,085,000 a decrease of $1,155,000 from July 31, 2005. Our planned activities over the next twelve months in Mexico are outlined in our annual report on Form 10-KSB for the year ended July 31, 2005. Generally, and assuming financing is available, we anticipate that our activities will include the purchase and installation of a crushing system, of which a deposit was paid in March 2006 to a US supplier to acquire this crushing system for use at our El Chanate project, construction of the heap leach pad, moving and erection of the carbon plant and refinery at El Chanate, the construction of the power line and the water line and construction of office and laboratory buildings. The activities and the costs may vary materially, especially if there are significant increase in costs related to such items as fuel, construction materials and labor.

Historically, we have not generated any material revenues from operations and have been in a precarious financial condition. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have recurring losses from operations. Our primary source of funds used during the quarter ended January 31, 2006 was from the proceeds from the sale and issuance of equity securities upon the exercising of warrants and options. As discussed below, in February 2005, we completed a private placement, netting approximately $6.2 million. In November 2005, we received a commitment letter from Standard Bank Plc. for a project finance facility of up to US$12 million for our El Chanate project in Sonora State, Mexico. During and subsequent to the quarter ended January 31, 2006, we received approximately $8,088,920 in net proceeds from private placements and the exercise of outstanding warrants and options.

2006 Private Placements

We closed two private placements in February and March 2006, pursuant to which we issued an aggregate of 29,680,000 shares of our Common Stock and warrants to purchase an aggregate of up to 5,310,000 shares of our Common Stock for an aggregate gross purchase price of approximately $7,890,000 and we received approximately $7,373,100 in net proceeds. The Warrant issued to each purchaser is exercisable for one share of our Common Stock, at an exercise price equal to $0.30 per share. Each Warrant has a term of eighteen months and is fully exercisable from the date of issuance. We issued to the placement agent in one of the placements eighteen month warrants to purchase up to 934,000 shares of our Common Stock at an exercise price of $0.25 per share.

Pursuant to our agreement with the purchasers we have agreed to register the foregoing shares and shares issuable upon the exercise of the foregoing Warrants (collectively, the "registrable shares") for public resale. We also agreed to prepare and file all amendments and supplements necessary to keep the registration statement effective until the earlier of the date on which the selling stockholders may resell all the registrable shares covered by the registration statement without volume restrictions pursuant to Rule 144(k) under the Securities Act or any successor rule of similar effect and the date on which the selling stockholders have sold all the shares covered by the registration statement.

February 2005 Private Placement

In the private placement that closed in February 2005, we issued 27,200,004 shares of our Common Stock and warrants to purchase an aggregate of up to 27,200,004 shares of our Common Stock for an aggregate gross purchase price of approximately $6.8 million and we received approximately $6.2 million in net proceeds. The Warrant issued to each purchaser was originally exercisable for one share of our Common Stock, at an exercise price equal to $0.30 per share. We temporarily lowered the exercise price of the Warrants to $0.20 per shares for the period commencing on November 28, 2005 and ending on January 31, 2006, after which time the exercise price increased back to $0.30 per share Each Warrant has a term of two years and is fully exercisable from the date of issuance. We issued to the placement agent two year warrants to purchase up to 2,702,000 shares of our Common Stock at an exercise price of $0.25 per share.

Pursuant to our agreement with the purchasers we registered the foregoing shares and shares issuable upon the exercise of the foregoing Warrants (collectively, the "registrable shares") for public resale. We also agreed to prepare and file all amendments and supplements necessary to keep the registration statement effective until the earlier of the date on which the selling stockholders may resell all the registrable shares covered by the registration statement without volume restrictions pursuant to Rule 144(k) under the Securities Act or any successor rule of similar effect and the date on which the selling stockholders have sold all the shares covered by the registration statement. If, subject to certain exceptions, sales of all shares registered cannot be made pursuant to the registration statement, we will be required to pay to these selling stockholders in cash or, at our option, in shares, their pro rata share of 0.0833% of the aggregate market value of the registrable shares held by these selling stockholders for each month thereafter until sales of the registrable shares can again be made pursuant to the registration statement. In this regard, we will be paying approximately $7,100 to the purchasers representing liquidated damages

In addition, we agreed to have our Common Stock listed for trading on the Toronto Stock Exchange. If our Common Stock was not listed for trading on the Toronto Stock Exchange within 180 days after February 8, 2005, we were required to issue to these selling stockholders an additional number of shares of our Common Stock that is equal to 20% of the number of shares acquired by them in the private placement. We did not timely list our shares on the Toronto Stock Exchange and, in August 2005, we issued 5,440,000 shares to the selling stockholders. We subsequently registered these 5,440,000 shares for public resale.

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

The terms and conditions contained in the commitment letter and the term sheet attached thereto are indicative only and actual funding is subject to the negotiation of and execution of satisfactory definitive documents as well as satisfaction of certain conditions discussed below. The commitment, as extended, expires on April 30, 2006 if not funded by that date.

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

We will be required to meet and maintain certain financial covenants and conform to certain customary affirmative and negative covenants, such as restrictions on sale of assets. We also will be required to enter into a gold price protection program that mitigates the risk of downward movement in gold prices by entering into an acceptable hedging program and we will need to structure a hedging program to mitigate interest rate risk and foreign exchange risk, all in a manner satisfactory to Standard Bank (see below).

The facility will close and funding will be available upon satisfaction of certain conditions precedent. In addition to customary conditions precedent such as execution of definitive documents, the absence of events of default and satisfactory representations and warranties, closing and funding of the facility will be subject to: (i) Standard Bank's determination that we have hired appropriate additional management. to provide construction, operations and financial management and oversight; and (ii) our raising sufficient equity funding, net of expenses, that, along with cash on hand, is adequate to cover all required project equity contributions, pre-completion funding of the DSRA and other cash requirements prior to Economic Completion (the date upon which Standard Bank determines that all covenants and completion conditions have been met over a period of 90 consecutive days and are sustainable over the life of the project), and to meet a certain minimum liquidity balance to be determined by Standard Bank. As of the date hereof, we have raised the requisite additional funds and have entered into a gold price protection agreement with Standard Bank (see below).

Pursuant to the original mandate in February 2005, we issued to Standard Bank 1,000,000 common stock purchase warrants and paid certain upfront fees. Pursuant to the Commitment letter, we paid Standard Bank additional upfront fees consisting of cash and 1,000,000 shares of our common stock. In addition, on the closing date we will be required to deliver to Standard Bank an additional upfront cash fee, an additional 1,000,000 shares of common stock and an additional 12,600,000 common stock purchase warrants. We have registered the 1,000,000 shares and the 1,000,000 shares issuable upon exercise of warrants issued to Standard Bank for public resale and we have agreed to register the above-mentioned additional shares and shares issuable upon exercise of the warrants for public resale.

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

On March 6, 2006, we entered into a gold price protection agreement with Standard Bank plc to protect us against future fluctuations in the price of gold. We agreed to a series of gold forward sales and call option purchases in anticipation of entering into a credit agreement with Standard Bank, which will be used to fund part of the cost of development of our El Chanate project. We are continuing negotiations with Standard Bank on the terms of the credit agreement. Under the price protection agreement, we have agreed to sell a total volume of 60,963.50 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We will also purchase call options from Standard Bank on a quarterly basis during this same period covering a total volume of 60,963.50 ounces of gold at a price of $535 per ounce. We have paid a fee. In addition, we provided cash collateral of approximately $2.133 million to secure our obligations under this agreement. The cash collateral will be returned to us when the loan agreement is executed and all conditions precedent to funding have been satisfied. Please see the risk factor "We may not be successful in hedging against gold price fluctuations and may incur mark to market losses and lose money through our hedging programs."

Environmental and Permitting Issues

Management does not expect that environmental issues will have an adverse material effect on our liquidity or earnings. In Mexico, although we must continue to comply with laws, rules and regulations concerning mining, environmental, health, zoning and historical preservation issues, we are not aware of any significant environmental concerns or existing reclamation requirements at the El Chanate concessions. We received the required Mexican government permits for construction, mining and processing the El Chanate ores in January 2004. The permits were extended in June 2005. Pursuant to the extensions, once we file a notice that work has commenced, we have one year to prepare the site and construct the mine and seven years to mine and process ores from the site. We received the explosive permit from the government in January 2004. This permit expired on December 31, 2005. We are in the process of constructing the explosive magazines to allow renewal of the explosive permit.

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

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs incurred or accrued at January 31, 2006.

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

We do not generate any positive cash flow from operations and we do not anticipate that any positive cash flow will be generated for some time. Our primary focus is the development of our El Chanate project which, we anticipate, will cost between $17.5 and $18.5 million. We also anticipate non-mine related operating expenses of approximately $1.4 million. In February 2005, we raised approximately $6.2 million from the proceeds of private placements. In February and March 2006, we completed private placements and received proceeds from the exercising of warrants and options netting approximately $7,373,100. Also, in November 2005, we received a commitment letter from Standard Bank Plc. (formerly, Standard Bank London Limited) for a project finance facility of up to US$12 million for our El Chanate project. Funding the Standard Bank facility is subject to the negotiation, execution, and delivery of definitive financing documentation, as well as the completion of certain conditions. If Standard determines not to provide the funding, we will be required to obtain such funding from another source. To the extent that we need to obtain additional capital to complete the mine, commence operations and cover ongoing general and administrative expenses, management intends to raise such funds through bank financing, the sale of our securities, the sale of a royalty interest in the future production from the Chanate properties and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding will be available. If we are unable to obtain needed capital from outside sources, we will be forced to reduce or curtail our operations.

      Our year end audited financial statements contain a "going concern" explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the year ended July 31, 2005 included in our annual report on form 10-KSB for the year then ended have been prepared on the basis of accounting principles applicable to a going concern. Our auditors' report on the consolidated financial statements contained therein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our July 31, 2005 and January 31, 2006 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations

      If we are unable to obtain a crushing system and other equipment for our Mexican concessions at an acceptable cost, our anticipated results of operations from mining at these concessions, once mining commences, may be adversely affected.

In March 2006, we paid $250,000 as a down payment for a new crushing system, including conveyors. The total price for this equipment is approximately $1,164,000. We are required to purchase the equipment by the end of the third quarter of 2006, or the supplier is entitled to retain the down payment. As we have adequate funds to purchase this equipment, we anticipate purchasing the equipment within the requisite time period. If we are unable to obtain this equipment or other requisite equipment at an acceptable cost, our planned mining operations and our anticipated results of operations from mining at these concessions, once mining commences, may be adversely affected. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations."

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

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold. Gold prices fluctuate on a daily basis. During 2005, the spot price for gold on the London Exchange fluctuated between $411.10 and $537.50 per ounce. Between January 1, 2006 and March 1, 2006, the spot price for gold on the London Exchange has fluctuated between $520.75 and $569.75 per ounce. Gold prices are affected by numerous factors beyond our control, including:

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

      We may not be successful in hedging against gold price fluctuations and may incur mark to market losses and lose money through our hedging programs.

      We have entered into metals trading transactions to hedge against fluctuations in gold prices, using call option purchases and forward sales. The terms of our anticipated debt financing with Standard Bank will require that we utilize various price hedging techniques to hedge a portion of the gold we plan to produce at the El Chanate project. There can be no assurance that we will be able to successfully hedge against gold price fluctuations and if we fail to maintain the minimum level of hedge transactions required by the terms of our anticipated debt financing, our ability to draw amounts from Standard Bank may be adversely affected.

      Further, there can be no assurance that the use of hedging techniques will always be to our benefit. Hedging instruments that protect against market price volatility may prevent us from realizing the full benefit from subsequent increases in market prices with respect to covered production, which would cause us to record a mark-to-market loss, decreasing our revenues and profits. Hedging contracts also are subject to the risk that the other party may be unable or unwilling to perform its obligations under these contracts. Any significant nonperformance could have a material adverse effect on our financial condition, results of operations and cash flows.

      In addition, we expect to settle our forward sales at a time when the El Chanate project is in production. If the completion of the project is delayed or if we are unable for any reason to deliver the quantity of gold required by our forward sales, we may need to settle the forward sales by purchasing gold at spot prices. Depending on the price of gold at that time, the financial settlement of the forward sales could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We are in the process of developing our Mexican concessions and hope to commence mining operations during the first calendar quarter of 2007. If and when we commence mining operations, such operations will involve a number of risks and hazards, including:

      o     environmental hazards,

      o     industrial accidents,

      o     metallurgical and other processing,

      o     acts of God, and

      o     mechanical equipment and facility performance problems.

Such risks could result in:

      o damage to, or destruction of, mineral properties or production facilities,

      o     personal injury or death,

      o     environmental damage,

      o     delays in mining,

      o     monetary losses and /or

      o     possible legal liability.

Industrial accidents could have a material adverse effect on our future business and operations. Although as we move forward in the development of the El Chanate project we plan to obtain and maintain insurance within ranges of coverage consistent with industry practice. In this regard, we plan on obtaining basic insurance coverage for an amount consistent with industry practice upon execution of a financing agreement with Standard Bank, and to increase coverage as warranted thereafter. We cannot be certain that this insurance will cover the risks associated with mining or that we will be able to maintain insurance to cover these risks at economically feasible premiums. We also might become subject to liability for pollution or other hazards which we cannot insure against or which we may elect not to insure against because of premium costs or other reasons. Losses from such events may have a material adverse effect on our financial position.

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

Our common stock is tradable in the United States in the over-the-counter market and is quoted on the Over-The-Counter Bulletin Board and, effective March 22, 2006, our shares of common stock are listed for trading on the Toronto Stock Exchange. There is only a limited market for our common stock and there can be no assurance that this market will be maintained or broadened. If a substantial and sustained market for our common stock does not develop, our stockholders may have difficulty selling, or be unable to sell, their shares.

      Our stock price may be adversely affected if a significant amount of shares are sold in the public market.

As of March 1, 2006, approximately 81,521,288 shares of our Common Stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. We have registered and/or agreed to register more than half of these shares for public resale. In addition, we have registered and/or agreed to register 22,257,000 shares of Common Stock issuable upon the exercise of outstanding warrants and 763,636 shares of Common Stock issuable upon the exercise of outstanding options. All of the foregoing shares, assuming exercise of all of the above options and warrants, would represent in excess of 50% of the then outstanding shares of our Common Stock. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants or options is less than the market price of the Common Stock, the holders of the warrants are likely to exercise them and sell the underlying shares of Common Stock and to the extent that the exercise prices of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of Common Stock. In addition, should we consummate the project finance facility with Standard Bank, we will be required to issue an additional 1,000,000 shares and warrants for an additional 12.6 million shares and to register the foregoing shares and the shares issuable upon exercise of these warrants for public resale. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding Common Stock. Sales of substantial amounts of our Common Stock in the public market could cause the market price for our Common Stock to decrease. Furthermore, a decline in the price of our Common Stock would likely impede our ability to raise capital through the issuance of additional shares of Common Stock or other equity securities.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      As partially noted in our Current Report on Form 8-K filed with the Commission, between December 2005 and March 2006, we issued 32,795,044 shares and warrants to purchase 5,310,000 shares in private placements and received $5,310,000 in gross proceeds. In addition, in March 2006, we issued options to purchase 50,000 common shares to our new Chief Financial Officer. Also, during this time period, an aggregate of 8,600,000 warrants and options were exercised for gross proceeds of $2,580,000. All of the foregoing issuances were exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4 Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

As disclosed in prior current reports on form 8-K, on March 1, 2006, we entered into a consulting agreement with Christopher Chipman pursuant to which we have retained Mr. Chipman as our Chief Financial Officer.

Since November 2000, Mr. Chipman has been a managing member of Chipman & Chipman, LLC, a consulting firm that assists public companies with the preparation of periodic reports required to be filed with the Securities and Exchange Commission and compliance with Section 404 of the Sarbanes Oxley Act of 2002. The firm also provides outsourced financial resources to clients assisting in financial reporting, forecasting and accounting services. Mr. Chipman is a CPA and, from 1996 to 1998, he was a senior accountant with the accounting firm of Grant Thornton LLP. Mr. Chipman was the Controller of Frontline Solutions, Inc., a software company (March 2000 to November 2,000); a Senior Financial Analyst for GlaxoSmithKline (1998-2000); and an Audit Examiner for Wachovia Corporation (1994-1996). He received a B.A. in Economics from Ursinus College in 1994. He is a member of the American and Pennsylvania Institute of Certified Public Accountants.

Pursuant to the Agreement with Mr. Chipman, Mr. Chipman will devote approximately 50% of his time to our business. He will receive a monthly fee of $7,500 and a two year option to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $.34 per share. The options will vest at the rate of 10,000 shares per month during the initial period of his engagement. Notwithstanding the foregoing, the options are not exercisable unless and until the issuance of the options is approved by our stockholders. The agreement runs for an initial one year period, and is renewable thereafter for an additional year. We can terminate the agreement at any time; however, if we terminate the agreement other than for cause (as defined in the agreement), we are required to pay Mr. Chipman the fees otherwise due and payable to him through the last day of the then current term of the Agreement or six months from such termination, which ever is shorter. Mr. Chipman can terminate the Agreement on 30 days notice.

Gifford Dieterle resigned as our Chief Financial Officer effective March 1, 2006. Mr. Dieterle remains our President, Treasurer and Chairman of our Board of Directors.

In addition, on March 9, 2006, our board of directors: (i) increased the number of directors on the board from five to eight; (ii) established an Audit Committee; (iii) appointed the following directors to fill the vacancies occurring as a result of the foregoing increase in the board of directors to serve in such capacities until their successors are elected and qualified: John Postle (Canadian resident), Ian Shaw(Canadian resident) and Mark Nesbitt; and
(iv) adopted an Audit Committee Charter.

Our board took the foregoing actions to strengthen corporate governance and to comply with certain of the conditions required for our stock to be listed on the Toronto Stock Exchange ("TSX"). To obtain a listing on the TSX for our common stock we are required, among other things to have a minimum of three independent directors, two of whom are Canadian residents; and an audit committee comprised of at least three independent directors and governed by an audit committee charter.

The following is a summary of information about the new directors:

Ian A. Shaw, age 66. Mr. Shaw became a member of our Board of Directors and the Board's Audit Committee in March 2006. He has been Managing Director of Shaw & Associates since 1993. Shaw & Associates is a corporate services consulting firm specializing in corporate finance, regulatory reporting and compliance with clients that are typically public companies in the resource industry. From 2000 to 2003, he was Vice President of Finance and Chief Financial Officer of Defiance Mining Corporation (formerly Geomaque Explorations Inc.), a company operating gold mines in Mexico and Honduras. Mr. Shaw has over 30 years of experience in the mining industry during which time he was an officer of the following companies: Blackhawk Mining Inc., Curragh Inc. and Sherritt Gordon Mines Inc. He currently is a director or officer of the following public companies: Metallica Resources Inc., Pelangio Mines Inc., Weda Bay Minerals Inc. and Hornby Bay Exploration Limited. Mr. Shaw is a Chartered Accountant and received a B. Comm. from Trinity College at the University of Toronto in 1964.

John Postle, age 64, Mr. Postle became a member of our Board of Directors and the Board's Audit Committee in March 2006. He is Consulting Mining Engineer associated with Roscoe Postle Associates Inc., an entity in which he was a founding partner in 1985 and a former principal. Mr. Postle provides mining consulting services to a number of international financial institutions, corporations, utilities and law firms. He worked for Cominco Ltd (1965-1970), Falconbridge Ltd (1970-1975) and D.S. Robertson and Associates (1976-1985) at a number of open pit and underground operations in both operating and planning capacities. Mr. Postle is a Past Chairman of the Mineral Economics Committee of the Canadian Institute of Mining, Metallurgy and Petroleum ("CIM"), and was appointed a Distinguished Lecturer of the CIM in 1991. In 1997, he was awarded the CIM Robert Elver Mineral Economics Award. He is currently Chairman of a CIM Standing Committee on Ore Reserve Definitions. Mr. Postle has a B.A.Sc. Degree in Mining Engineering from the University of British Columbia in 1965 and a M.Sc. Degree in Earth Sciences from Stanford University in 1968.

Mark T. Nesbitt, age 60. Mr. Nesbitt became a member of our Board of Directors and the Board's Audit Committee in March 2006. Since 1988, he has been a natural resources attorney in Denver, Colorado specializing in domestic and international mining transactions, agreements, negotiations, title due diligence, corporate and general business counsel. Mr. Nesbitt has been an Adjunct Professor at the University of Denver School of Law's since 2001, is an active member of the Rocky Mountain Mineral Law Foundation, having served as a Trustee from 1987 to 1993, and from 2003 to the present, co-chairman of the Foundation's Mining Law and Investment in Latin America, and Chairman of the same institute in 2003, and Chairman of the Foundation's first Land and Permitting Special Institute in 1994. He also has served continuously over the years on the Foundation's Special Institutes Committee, Long Range Planning Committee, and numerous other committees. Mr. Nesbitt is a member of the International, American, Colorado and Denver Bar Associations, Rocky Mountain Mineral Law Foundation, International Mining Professionals Society (Treasurer since 2000), and the Colorado Mining Association. He is also a former Director of the Colorado Mining Association and past President of the Rocky Mountain Association of Mineral Landmen. He received a B.S. degree in Geology from Washington State University in 1968 and a J.D. from Gonzaga University School of Law in 1975.

On March 6, 2006, we entered into a gold price protection agreement with Standard Bank plc to protect us against future fluctuations in the price of gold. We agreed to a series of gold forward sales and call option purchases in anticipation of entering into a credit agreement with Standard Bank, which will be used to fund part of the cost of development of our El Chanate project. We are continuing negotiations with Standard Bank on the terms of the credit agreement. Under the price protection agreement, we have agreed to sell a total volume of 60,963.50 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We will also purchase call options from Standard Bank on a quarterly basis during this same period covering a total volume of 60,963.50 ounces of gold at a price of $535 per ounce. We are providing cash collateral of approximately $2.1 million to secure our obligations under this agreement. The cash collateral will be returned to us when the loan agreement is executed and all conditions precedent to funding have been satisfied.

In March 2006, we also made a $250,000 down payment to a US supplier to acquire a new crushing system, including conveyors, for use at our El Chanate project. The total price for this equipment is approximately $1,164,000. We are required to purchase the equipment by the end of the third quarter of 2006, or the supplier is entitled to retain the down payment. As we have adequate funds to purchase this equipment, we anticipate purchasing the equipment within the requisite time period.

Effective at the opening of trading on March 22, 2006, our shares of common stock were listed for trading under the symbol "CGC" on the Toronto Stock Exchange. Trading in the shares will be in Canadian funds.

Item 6.     Exhibits.

      10.1  Chipman Engagement Agreement.

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


                                    CAPITAL GOLD CORPORATION
                                    ------------------------
                                            Registrant


                                    By: /s/ Gifford A. Dieterle
                                        ---------------------------------------
                                            Gifford A. Dieterle
                                            President/Treasurer


Date:  March 22, 2006