Form 10QSB
period 2006-04-30
CAPITAL GOLD CORP
filed 2006-06-19
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2006

                                       OR

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number: 0-13078


                            CAPITAL GOLD CORPORATION
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          DELAWARE                                              13-3180530
----------------------------------                      ------------------------
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

                                 Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                Class                          Outstanding at June 19, 2006
----------------------------------------       ----------------------------
Common Stock, par value $.0001 per share                131,464,218

Transitional Small Business Format (check one); Yes |X| No |_|

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three and nine months ended April 30, 2006.

         Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2005.

         The results reflected for the three and nine months ended April 30, 2006 are not necessarily indicative of the results for the entire fiscal year.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                                     April 30,
                                      ASSETS                           2006
                                                                   ------------
Current Assets:

 Cash and Cash Equivalents                                         $  3,900,150
 Loans Receivable - Affiliate (Note 7)                                   39,495
 Prepaid Assets                                                          31,725
 Marketable Securities  (Note 2)                                        110,000
Deposit                                                                 250,000
Other Current Assets (Note 3)                                         4,345,350
                                                                   ------------

       Total Current Assets                                           8,676,720
                                                                   ------------

Mining Concessions (Note 6)                                              70,104
                                                                   ------------

Property & Equipment - net (Note 4)                                     986,435
                                                                   ------------

Intangible Assets - net (Note 5)                                         14,833
                                                                   ------------

Other Assets:
  Other Investments (Note 8)                                             21,480
  Deferred Financing Costs                                              240,000
  Mining Reclamation Bonds                                               35,550
  Other                                                                  43,047
  Derivative Contracts (Note 15)                                        437,790
  Security Deposits                                                       9,605
                                                                   ------------
     Total Other Assets                                                 787,472
                                                                   ------------

Total Assets                                                       $ 10,535,564
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                 $    225,899
  Accrued Expenses                                                      237,093
                                                                   ------------
     Total Current Liabilities                                          462,992
                                                                   ------------

 Commitments and Contingencies
 Stockholders' Equity:
     Common Stock, Par Value $.0001 Per Share;
       Authorized 200,000,000 shares; Issued and
      Outstanding 131,464,218 Shares                                     13,146
     Additional Paid-In Capital                                      40,309,930
     Deficit Accumulated in the Development Stage                   (29,799,967)
     Deferred Financing Costs (Note 12)                                (522,541)
     Deferred Compensation                                               (9,878)
     Accumulated Other Comprehensive Loss                                81,882

                                                                   ------------
     Total Stockholders' Equity                                      10,072,572
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $ 10,535,564
                                                                   ============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                  For The Three Months Ended        For The Nine Months Ended      For the Period
                                           April 30,                         April 30,            September 17, 1982
                                ------------------------------    ------------------------------     (Inception)
                                                                                                         To
                                    2006              2005            2006             2005         April 30, 2006
                                -------------    -------------    -------------    -------------    -------------
Revenues                        $        --      $        --      $        --      $        --      $        --
                                -------------    -------------    -------------    -------------    -------------
Costs and Expenses:
 Mine Expenses                        487,271          129,404        1,528,653          446,459        9,192,561
Write-Down of Mining,
  Milling and Other Property
  and Equipment                          --               --               --               --          1,299,445
Selling, General and
  Administrative
  Expenses                            662,803          286,114        1,377,104          663,212       11,240,071
Stock Based Compensation                6,585             --              6,585          187,844        9,416,432
Depreciation and Amortization           7,663            1,030           27,000            1,030          402,157
                                -------------    -------------    -------------    -------------    -------------
Total Costs and Expenses            1,164,322          416,548        2,939,342        1,298,545       31,550,666
                                -------------    -------------    -------------    -------------    -------------

Loss from Operations               (1,164,322)        (416,548)      (2,939,342)      (1,298,545)     (31,550,666)
                                -------------    -------------    -------------    -------------    -------------

Other Income (Expense):
Interest Income                        44,616           15,420           85,396           16,070          881,394

Miscellaneous                            --              3,782             --             11,782           36,199
Gain on Sale of Property and
Equipment                                --               --               --               --             46,116

Gain on Sale of Subsidiary               --               --               --               --          1,907,903

Option Payment                           --               --               --               --             70,688
Loss on change in fair value
of derivative                        (362,210)                         (362,210)                         (362,210)
Loss on Write-Off of
Investment                               --               --               --               --            (10,000)
Loss on Joint Venture                    --               --               --               --           (901,700)

 Loss on Option                          --               --               --               --            (50,000)
 Gain (Loss) on Other
Investments                              --               --               --               --             (3,697)
 Loss on Write -Off of
Minority Interest                        --               --               --               --           (150,382)
                                -------------    -------------    -------------    -------------    -------------

Total Other Income (Expense)         (317,594)          19,202         (276,814)          27,852        1,464,311
                                -------------    -------------    -------------    -------------    -------------

Loss Before Minority Interest      (1,481,916)        (397,346)      (3,216,156)      (1,270,693)     (30,086,355)

Minority Interest                        --               --               --               --            286,388

                                -------------    -------------    -------------    -------------    -------------
Net Loss                        $  (1,481,916)   $    (397,346)   $  (3,216,156)   $  (1,270,693)   $ (29,799,967)
                                =============    =============    =============    =============    =============

Net Loss Per Common Share -
Basic and Diluted               $       (0.01)   $       (0.01)   $       (0.03)   $       (0.02)
                                =============    =============    =============    =============

Weighted Average Common
Shares
Outstanding                       124,884,443       64,935,479      105,698,556       68,992,367
                                =============    =============    =============    =============

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED THROUGH APRIL 30, 2006

                                                                                                            Deficit
                                                                                            Accumulated   Accumulated
                                                     Additional  Deferred      Deferred       Other          During       Total
                                 Common Stock         paid-in-   Financing   Compensation  Comprehensive  Development   Stockholder
                              Shares       Amount     capital      Costs         Costs     Income/(Loss)     Stage        Equity
                           -----------  -----------  ----------  ----------  ------------  ------------   ------------  -----------
Balance at July 31, 2005    95,969,216       95,969  31,851,724    (252,541)         --         157,714    (26,583,811)   5,269,055
Change in par value
  to $0.0001                      --        (86,372)     86,372        --            --            --             --           --
Deferred Financing
  Costs                      1,000,000          100     269,900    (270,000)         --            --             --           --
Issuance of common stock
  upon warrant and option
  exercises, net             4,355,002          435     715,385                      --            --             --        715,820
Issuance of common stock
  upon warrant and option
  exercises, net             8,600,000          860   2,372,740                      --            --             --      2,373,600
Private placement, net      21,540,000        2,154   4,997,346                      --            --             --      4,999,500
Warrants issued for
  services                                               16,463                    (9,878)                                    6,585
Unrealized loss on
  marketable securities           --           --          --                        --         (40,000)          --        (40,000)
Equity adjustment from
  foreign currency
  translation                                                                        --         (35,832)                    (35,832)
Net loss for the nine
  months ended April 30,
  2006                            --           --          --                        --            --       (3,216,156)  (3,216,156)
                           -----------  -----------  ----------  ----------  ------------  ------------   ------------  -----------
Balance - April 30, 2006   131,464,218       13,146  40,309,930    (522,541)       (9,878)       81,882    (29,799,967)  10,072,572
                           ===========  ===========  ==========  ==========  ============ = ===========   ============  ===========

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For The                 For The Period
                                                                Nine Months Ended         September 17, 1982
                                                                     April 30,              (Inception) To
                                                               2006            2005          April 30, 2006
                                                           ------------    ------------   ------------------
Cash Flow From Operating Activities:
  Net Loss                                                 $ (3,216,156)   $ (1,270,694)  $      (29,799,967)
  Adjustments to Reconcile Net Loss to
     Net Cash Used in Operating Activities:

     Depreciation and Amortization                               27,000           1,030              410,727

     Gain on Sale of Subsidiary                                    --              --             (1,907,903)

     Minority Interest in Net Loss of Subsidiary                   --              --               (286,388)

     Write-Down of Impaired Mining, Milling and Other              --

      Property and Equipment                                       --              --              1,299,445

      Gain on Sale of Property and Equipment                       --              --                (46,116)

      Loss on change in fair value of derivative                362,210                              362,210

      Loss on Write-Off of Investment                              --              --                 10,000

      Loss on Joint Venture                                        --              --                901,700

      Loss on Write-Off of Minority Interest                       --              --                150,382
     Value of Common Stock and Warrants Issued for
        Services                                                   --            29,260            2,843,153

     Stock Based Compensation                                     6,585         158,584            9,387,172
     Changes in Operating Assets and Liabilities:

       (Increase) Decrease in Prepaid Expenses                  (12,734)          2,825              (12,734)

       (Increase) Decrease in Other Current Assets           (5,104,501)        (41,355)          (5,127,337)

       (Increase) in Other Deposits                            (286,000)        (54,000)            (384,000)

       Decrease in Other Assets                                     755            --                (42,668)

       (Increase) in Security Deposits                             --              --                 (9,605)

       Increase (Decrease) in Accounts Payable                  133,859          13,221              309,111

       Increase (Decrease) in Accrued Expenses                   46,317         (11,758)              17,351
                                                           ------------    ------------   ------------------

Net Cash Used in Operating Activities                        (8,042,665)     (1,172,887)         (21,925,467)
                                                           ------------    ------------   ------------------

Cash Flow From Investing Activities:

  (Increase) in Other Investments                                  (260)         (7,825)             (21,740)

  Purchase of Mining, Milling and Other Property and
    Equipment                                                  (238,541)       (264,240)          (2,619,398)

  Purchase of Concessions                                          --              --                (25,324)

  Investment in Intangibles                                        --              --                (18,531)

  Proceeds on Sale of Mining, Milling and Other Property
    and Equipment                                                  --              --                 83,638

  Proceeds From Sale of Subsidiary                                 --              --              2,131,616

  Expenses of Sale of Subsidiary                                   --              --               (101,159)

  Advance Payments - Joint Venture                                 --              --                 98,922

  Investment in Joint Venture                                      --              --               (101,700)

  Investment in Privately Held Company                             --              --                (10,000)

  Net Assets of Business Acquired (Net of Cash)                    --              --                (42,130)

  Investment in Marketable Securities                              --              --                (50,000)

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED) - cont'd

                                                                               For The            For The Period
                                                                          Nine Months Ended     September 17, 1982
                                                                              April 30,           (Inception)
                                                                                                       To
                                                                      2006         2005          April 30, 2006
                                                                  -----------   ------------    ------------------
Net Cash Provided By (Used in) Investing Activities                  (238,801)      (272,065)             (675,806)
                                                                  -----------   ------------    ------------------

Cash Flow From Financing Activities:

  Advances to Affiliate                                                (8,075)        (1,037)              (43,072)

  Proceeds of Borrowings - Officers                                      --             --                  18,673

  Repayment of Loans Payable - Officers                                  --             --                 (18,673)

  Proceeds of Note Payable                                               --             --                  11,218

  Payments of Note Payable                                               --             --                 (11,218)

  Proceeds From Issuance of Common Stock                            8,088,920      7,371,829            26,824,845

  Commissions on Sale of Common Stock                                    --             --                  (5,250)

  Deferred Finance Costs                                             (140,000)      (100,000)             (240,000)

  Expenses of Initial Public Offering                                    --         (637,990)             (408,763)

  Capital Contributions - Joint Venture Subsidiary                       --             --                 304,564

  Purchase of Certificate of Deposit - Restricted                        --             --                  (5,000)

  Purchase of Mining Reclamation Bonds                                   --             --                 (30,550)
                                                                  -----------   ------------    ------------------

Net Cash Provided By Financing Activities                           7,940,845      6,632,802            26,396,774
                                                                  -----------   ------------    ------------------

Effect of Exchange Rate Changes                                       (40,776)       (28,176)              104,650
                                                                  -----------   ------------    ------------------


Increase (Decrease) In Cash and Cash Equivalents                     (381,398)     5,159,674             3,900,150

Cash and Cash Equivalents - Beginning                               4,281,548        208,443                 --
                                                                  -----------   ------------    ------------------
Cash and Cash Equivalents - Ending                                $ 3,900,150   $  5,368,117    $        3,900,150
                                                                  ===========   ============    ==================

Supplemental Cash Flow Information:
  Cash Paid For Interest                                          $      --     $       --      $            --
                                                                  ===========   ============    ==================
  Cash Paid For Income Taxes                                      $     7,731   $       --      $           39,886
                                                                  ===========   ============    ==================
Non-Cash Financing Activities:
  Issuances of Common Stock as Commissions
    on Sales of Common Stock                                      $      --     $     23,240    $          440,495
                                                                  ===========   ============    ==================
  Issuance of common stock as payment for financing costs         $   270,000   $       --      $            --
                                                                  ===========   ============    ==================
  Issuance of common stock warrants as compensation               $    16,463   $       --      $           16,463
                                                                  ===========   ============    ==================
  Issuance of common stock and warrants as payment for
    Expenses                                                      $      --     $       --      $          192,647
                                                                  ===========   ============    ==================
  Issuance of Common Stock as Payment for Mining,
    Milling and Other Property and Equipment                      $      --     $       --      $            4,500
                                                                  ===========   ============    ==================
 Exercise of Options as Payment of Accounts Payable               $      --     $       --      $           36,000
                                                                  ===========   ============    ==================

The accompanying notes are an integral part of the financial statements.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 2 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

Marketable equity securities, available-for-sale, at cost            $    50,000
                                                                     ===========

Marketable equity securities, available-for-sale, at fair value      $   110,000
                                                                     ===========

NOTE 3 - Other Current Assets

Other current assets consist of the following at April 30, 2006:

Cash Collateral on Project Facility (Note 12)                        $ 4,267,445
Other current assets                                                      77,905
                                                                     -----------

Total Other Current Assets                                             4,345,350
                                                                     ===========

NOTE 4 - Property and Equipment

Property and Equipment consist of the following at April 30, 2006:

         Improvements                                                $    15,797
         Building                                                        116,000
         Construction in progress                                        218,666
         Equipment Held for Resale                                       393,829
         Equipment                                                        75,756
         Water Well                                                      141,242
         Vehicle                                                          43,125
         Office Equipment                                                 12,266

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - Property and Equipment (continued)

         Furniture                                                        1,843
                                                                     ----------

         Total                                                        1,018,524
         Less: accumulated depreciation                                 (32,089)
                                                                     ----------

         Fixed assets, net                                           $  986,435
                                                                     ==========

Depreciation expense for the nine months ending April 30, 2006 and 2005 was $23,902 and $1,030, respectively. See Note 14 for details on sale of equipment held for resale.

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

NOTE 5 - Intangible Assets

Investment in Right of Way                                           $   18,620
Less: accumulated amortization                                           (3,787)
                                                                     ----------

Intangible assets, net                                               $   14,833
                                                                     ==========

Amortization expense for the nine months ending April 30, 2006 and 2005 was $3,098 and $ 0, respectively.

NOTE 6 - Mining Concessions

Mining concessions consist of the following:

         El Charro                                                   $   25,324
         El Chanate                                                      44,780
                                                                     ----------

         Total                                                       $   70,104
                                                                     ==========

The El Chanate exploitation and exploration concessions are carried at historical cost and were acquired in connection with the purchase of the stock of Minera Chanate, S.A. de C.V. The Company acquired an additional mining concession - El Charro. El Charro lays within the current El Chanate property boundaries. The Company is required to pay a 1 1/2% net smelter royalty in connection with the El Charro concession.

NOTE 7 - Loans Receivable - Affiliate

Loans receivable - affiliate consist of expense reimbursements from a publicly-owned corporation in which the Company has an investment (see Notes 2 &
10). In addition, the Company's president and chairman of the board of directors is an officer and director of that corporation. These loans are non-interest bearing and due on demand.

NOTE 8 - Other Investments

Other investments are carried at cost and consist of tax liens purchased on properties located in Lake County, Colorado.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 - Other Comprehensive Income(Loss)-Supplemental Non-Cash Investing Activities

Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and unrealized gains and losses on marketable securities and is summarized as follows:

Balance - July 31, 2004                                               $  88,739
         Equity Adjustments from Foreign
           Currency Translation                                          28,975
         Unrealized Gains on Marketable
           Securities                                                    40,000
                                                                      ---------

         Balance - July 31, 2005                                        157,714
         Equity Adjustments from Foreign
  Currency Translation                                                  (35,832)
         Unrealized Gains (loss) on Marketable
           Securities                                                   (40,000)
                                                                      ---------

Balance - April 30, 2006                                              $  81,882
                                                                      =========


NOTE 10 - Related Party Transactions

In August 2002, the Company purchased marketable equity securities of a related company. The Company recorded approximately $8,100 and $7,150 in expense reimbursements including office rent from this entity for the nine months ended April 31, 2006 and 2005, respectively (see Notes 2 and 7). The Company utilizes a Mexican Corporation 100% owned by two officers/Directors and stockholders of the Company for mining support services. These services include but are not limited to the payment of mining salaries and related costs. The Mexican Corporation bills the Company for these services at cost. Mining expenses charged by the Mexican Corporation and reported on the statement of operations amounted to approximately $85,000 and $ -0- for the nine months ended April 30, 2006 and 2005, respectively.

NOTE 11 - Stockholders' Equity

Common Stock

At various stages in the Company's development, shares of the Company's common stock have been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of the services provided or property received.

During the nine months ended April 30, 2005, the Company issued 3,929,610 shares for gross proceeds of $458,319. During the same period they also issued 259,507 shares of common stock for services rendered value at $29,260, and 193,666 shares of common stock valued at $23,240 as commissions on the sale of common stock. During the nine months ended April 30, 2006, the Company issued 4,355,002 shares of stock upon the exercising of Common Stock Purchase Warrants for net proceeds of $715,820. The Company has also issued 1,000,000 shares of Common Stock (See Note 12) in connection with receiving a commitment letter from Standard Bank informing the Company of its approval for providing a $12 million senior financing facility.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 11 - Stockholders' Equity (continued)

The Company closed two private placements and received proceeds from the exercising of warrants and options in February and March 2006, pursuant to which the Company issued an aggregate of 30,140,000 shares of the Company's common stock and warrants to purchase an aggregate of up to 5,310,000 shares of the Company's common stock for an aggregate gross purchase price of approximately $7,890,000 and the Company received approximately $7,373,100 in net proceeds. The Warrant issued to each purchaser is exercisable for one share of the Company's common stock, at an exercise price equal to $0.30 per share. Each Warrant has a term of eighteen months and is fully exercisable from the date of issuance. The Company issued to the placement agent in one of the placements eighteen month warrants to purchase up to 934,000 shares of the Company's common stock at an exercise price of $0.25 per share.

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

NOTE 12 - Project Finance Facility

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

As required by the mandate, the Company issued to Standard Bank 1,000,000 common stock purchase warrants and paid an initial cash fee of $100,000. Such warrants have been valued at approximately $253,000 using the

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 12 - Project Finance Facility (continued)

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

During March 2006, The Company entered into a gold price protection agreement with Standard Bank plc to protect it against future fluctuations in the price of gold. The Company agreed to a series of gold forward sales and call option purchases in anticipation of entering into a credit agreement with Standard Bank, which will be used to fund part of the cost of development of the Company's El Chanate project. The Company is continuing negotiations with Standard Bank on the terms of the credit agreement. Under the price protection agreement, the Company has agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. The Company will also purchase call options from Standard Bank on a quarterly basis during this same period covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. The Company paid a fee to Standard Bank associated with these transactions. In addition, the Company provided cash collateral of approximately $4.3 million to secure our obligations under this agreement and recorded this as an other current asset as of April 30, 2006. The cash collateral will be returned to us when the loan agreement is executed and all conditions precedent to funding have been satisfied.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 13 - Mining Contract

In early December, our wholly-owned Mexican subsidiary, Minera Santa Rita, S.A. de R.L. de C.V.("MSR"), which holds the rights to develop and mine El Chanate Project, entered into a Mining Contract with a Mexican mining contractor, Sinergia Obras Civiles y Mineras, S.A. de C.V,("Contractor"). The Mining Contract becomes effective if and when MSR sends the Contractor a formal "Notice of Award".

Pursuant to the Mining Contract, the Contractor, using its own equipment, will generally perform all of the mining work (other than crushing) at the El Chanate Project for the life of the mine. The Mining Contract becomes effective upon delivery by MSR to the Contractor of a formal "Notice to Proceed". Subsequent to delivery of the "Notice to Proceed" and prior to commencement of any work by the Contractor, MSR must pay the Contractor a mobilization payment of $70,000, and must also make an advance payment of $520,000 to the Contractor. This advance payment is recoverable by MSR out of 100% of subsequent payments due to the Contractor under the Mining Contract. The Contractor's mining rates are subject to escalation on an annual basis. This escalation is tied to the percentage escalation in the Contractor's costs for its equipment, interest rates and labor. If the "Notice to Proceed" was not received by the Contractor by June 1, 2006, the Contractor could elect to either terminate the agreement or modify its initial mining rates. MSR is not obligated to proceed with the Mining Contract if those modified rates are unacceptable to MSR. On June 1, 2006, MSR sent a letter to the Contractor requesting a meeting to discuss possible modifications to the Mining Contract and a deferment of the June 1st deadline. If the Contractor does not agree to the deferment, it may terminate the contract or modify its initial mining rates. MSR is in the process of scheduling a meeting with the Contractor on this matter.

NOTE 14 - Consulting Agreements

On March 1, 2006, the Company entered into a consulting agreement with Christopher Chipman pursuant to which the Company has retained Mr. Chipman as its Chief Financial Officer. Pursuant to the Agreement with Mr. Chipman, Mr. Chipman devotes approximately 50% of his time to the Company's business. He receives a monthly fee of $7,500 and he was issued two year options to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $.34 per share. The options will vest at the rate of 10,000 sharesper month during the initial period of his engagement. Notwithstanding the foregoing, the options are not exercisable unless and until the issuance of the options is approved by the Company's stockholders. The agreement runs for an initial one year period, and is renewable thereafter for an additional year. The Company can terminate the agreement at any time; however, if the Company terminates the agreement other than for cause (as defined in the agreement), the Company is required to pay Mr. Chipman the fees otherwise due and payable to him through the last day of the then current term of the Agreement or six months from such termination, which ever is shorter. Mr. Chipman can terminate the Agreement on 30 days notice.

NOTE 15 - Sales Contracts, Commodity and Financial Instruments

In March 2006, the Company entered into two identically structured derivative contracts with Standard Bank (See Note 12). Each derivative consisted of a series of forward sales of gold and a purchase gold cap. The Company agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. The Company also agreed to a purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. Under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), these contracts must be carried on the balance sheet at their fair value, with changes to the fair value of these contracts reflected as Other Income or Expense. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

The first derivative was entered into on March 1, 2006 for a premium of $550,000; and the second was entered into on March 30, 2006 for a premium of $250,000. The gold price rose sharply in April 2006 and was the primary reason for the decrease in premium on the second derivative contract. As of April 30, 2006, the carrying value of these derivatives was approximately $438,000. The change in fair value on these derivative contracts was approximately $362,000 for the three months ended April 30, 2006, and was recorded as an other expense.

                            CAPITAL GOLD CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 16 - Subsequent Events

On May 12, 2006, we entered into an employment agreement with John Brownlie, pursuant to which Mr. Brownlie serves as Vice President Operations. Mr. Brownlie receives a base annual salary of $150,000 and is entitled to annual bonuses. Upon his employment, he received options to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $.32 per share. 50,000 options vested immediately and the balance vest upon our achieving "Economic Completion" as that term will be defined in the loan agreement with Standard Bank plc (when we have commenced mining operations and have been operating at anticipated capacity for 60 to 90 days). The term of the options is two years from the date of vesting. The agreement runs for an initial two year period, and automatically renews thereafter for additional one year periods unless terminated by either party within 30 days of a renewal date. We can terminate the agreement for cause or upon 30 days notice without cause. Mr. Brownlie can terminate the agreement upon 60 days notice without cause or, if there is a breach of the agreement by us that is not timely cured, upon 30 days notice. In the event that we terminate him without cause or he terminates due to our breach, he will be entitled to certain severance payments. The Company utilized the Black Scholes method to fair value the 200,000 options received by Mr. Brownlie. The Company recorded approximately $70,000 as deferred compensation expense as of the date of the agreement and will record this as compensation expense over the service term of the agreement.

On May 19, 2006, the Company sold its Equipment Held for Resale and received proceeds, net of commissions, of $192,000.

In June 2006, the Company's Mexican operating subsidiary retained the contracting services of Mexican subsidiary of M3 Engineering & Technology Corporation ("M3M") to provide EPCM (engineering procurement construction management) services. M3M will supervise the construction and integration of the various components necessary to commence production at the El Chanate Project.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to, the factors discussed below in "Risk Factors," which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this report. We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                              RESULTS OF OPERATIONS

GENERAL

Sonora, Mexico

During and subsequent to the quarter ended April 30, 2006, we continued to make progress towards commencement of mining operations at the El Chanate concessions in Mexico. In this regard, as discussed in greater detail below and in Part II,
Item 5, during and subsequent to the end of the quarter:

1. In February and March 2006, we raised approximately $7,373,100 in net proceeds from the issuance of securities and the exercise of warrants and options. We believe that these funds in conjunction with cash on hand and the anticipated proceeds from the Standard Bank Plc. financing commitment should enable us to proceed with the El Chanate project.

2. In March 2006, We entered into a gold price protection arrangement with Standard Bank plc to protect us against future fluctuations in the price of gold. While we have entered into binding letter agreements that set forth the economic terms, we are in the process of finalizing the master agreement and associated schedule. We agreed to a series of gold forward sales and call option purchases in anticipation of entering into a credit agreement with Standard Bank, which will be used to fund part of the cost of development of our El Chanate project. We are continuing negotiations with Standard Bank on the terms of the credit agreement. With this gold price protection agreement we have completed our expected hedging requirements under our proposed credit agreement with Standard Bank. Under the price protection agreement, we have agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We will also purchase call options from Standard Bank on a quarterly basis during this same period covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. We paid a fee to Standard Bank in connection with the price protection agreement. In addition, we provided aggregate cash collateral of approximately $4.3 million to secure our obligations under this agreement. The cash collateral will be returned to us when the loan agreement is executed and all conditions precedent to funding have been satisfied. Please see "We may not be successful in hedging against gold price fluctuations and may incur mark to market losses and lose money through our hedging programs" in "Risk Factors," below.

3. In March 2006, we paid $250,000 as a down payment for a portion of a new crushing system capable of producing 7,500 metric tons per day of ore. The total cost for all of the crushing equipment will be approximately $5,600,000. The $250,000 down payment is towards equipment with a total price of approximately $1,164,000. We are required to purchase this specific equipment by the end of the third quarter of 2006, or the supplier is entitled to retain the down payment. As we have adequate funds to purchase this equipment, we anticipate purchasing the equipment within the requisite time period.

4. On May 12, 2006, subsequent to the end of the quarter, we appointed John Brownlie to the position of Vice President Operations for our El Chanate gold mining project in northern Sonora, Mexico. Mr. Brownlie will supervise the construction, start-up and operation of the mine.

5. On June 1, 2006, subsequent to the end of the quarter, our Mexican operating subsidiary retained the contracting services of Mexican subsidiary of M3 Engineering & Technology Corporation ("M3M") to provide EPCM (engineering procurement construction management) services. M3M will supervise the construction and integration of the various components necessary to commence production at the El Chanate Project.

We are currently having the physical condition of our well tested and inspected to determine the actual condition of the well casing and the pump. While we believe the well's pumping capacity is about 1,100 gallons per minute at the well head, we will expect the well to pump over eight kilometers to the mine property without interruption during the entire life of the mine. If repairs or upgrades are required, we would prefer to make them before mine production begins. The 2005 feasibility study indicates our average life of mine water requirements, for ore processing only, will be about 94.6 million gallons per year (11.4 liters per second). The amount of water we are currently permitted to pump for our operations is approximately 71.3 million gallons per year (8.6 liters per second). Our currently permitted water rights may not be adequate for all of our total project needs over the entire course of our anticipated mining operations. We are looking into ways to rectify this issue.

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

Pursuant to the 2005 Study, our estimated mine life is now six years as opposed to five years and the ore reserve is 367,673 ounces of gold present in the ground (up 9,673 ounces). Of this, we anticipate recovering approximately 264,846 ounces of gold (up 16,846 ounces) over a six year mine life. The targeted cash cost (which include mining, processing and on-property general and administrative expenses) per the 2005 Study is $259 per ounce (up $29 per ounce). The 2005 Study contains the same mining rate as the 2003 Study of 7,500 metric tonnes per day of ore. We also have commissioned an engineering study to analyze the benefits of expanding production rates beyond 7,500 metric tonnes per day of ore. The 2005 Study takes into consideration a more modern crushing system than the one contemplated in the 2003 Study. The crushing system referred to in the 2005 Study is a new system, that, we believe will be faster to install and provide more efficient processing capabilities than the used equipment referred to in the 2003 Study. In March 2006, we made a $250,000 down payment to a US supplier to acquire a portion of a new crushing system. In addition, the 2005 Study assumes a contractor will mine the ore and haul it to the crushers. In the 2003 Study, we planned to perform these functions. In this regard, in December 2005, our wholly-owned Mexican subsidiary, Minera Santa Rita, S.A. de R.L. de C.V.("MSR"), entered into a Mining Contract with a Mexican mining contractor, Sinergia Obras Civiles y Mineras, S.A. de C.V. The Mining Contract becomes effective if and when MSR sends the Contractor a formal Notice of Award. Pursuant to the Mining Contract, the contractor may terminate the agreement or modify its initial mining rates if it does not receive the formal Notice by June 1, 2006. MSR is not obligated to proceed with the Mining Contract if those modified rates are unacceptable to it. On June 1, 2006, MSR sent a letter to the Contractor requesting a meeting to discuss possible modifications to the Mining Contract and a deferment of the June 1st deadline. If the Contractor does not agree to the deferment, it may terminate the contract or modify its initial mining rates. MSR is in the process of scheduling a meeting with the Contractor on this matter.

The following Summary is extracted from the 2005 Study. Please note that the reserves as stated are an estimate of what can be economically and legally recovered from the mine and, as such, incorporate losses for dilution and mining recovery. The 367,673 ounces (or 11.4 Tons) of contained gold represents ounces contained in ore in the ground, and therefore does not reflect losses in the recovery process. Total gold produced is estimated to be approximately 264,846 ounces (or 8.24 Tons), or approximately 70% of the contained gold. The gold recovery rate is expected to average approximately 70% for the entire ore body. Individual portions of the ore body may experience varying recovery rates ranging from about 73% to 48%. Oxidized and sandstone ore types may have recoveries of about 73%; fault zone ore type recoveries may be about 64%; and siltstone ore types recoveries may be about 48%.

El Chanate Project

                               PRODUCTION SUMMARY

                                                    Metric                           U.S.
----------------------------------- ----------------------------------- --------------------------------
MATERIALS
   Reserves
Other Mineralized Materials         14.1 Million Tonnes @   0.812 g/t*  15.5 Million Tons @   0.026 opt*
    Waste                            1.0 Million Tonnes                 1.1 Million Tons
     Total                           9.5 Million Tonnes                10.5 Million Tons
                                   --------------------                -----------------
                                    24.6 Million Tonnes                27.1 Million tons
     Contained Gold
                                    11.4 Million grams                  367,673  Oz

PRODUCTION
      Ore Crushed

      Operating Days/Year           2.6 Million Tonnes /Year            2.86 Million Tons/Year
      Gold Plant Average Recovery      7,500 Mt/d*                         8,250 t/d
      Average Annual Production        365 Days per year                   365 Days per year
      Total Gold Produced              69.2 %                              69.2 %
                                         1.4  Million grams                44,390  Oz
                                       8.24  Million grams               264,846  Oz

----------------------------------- ----------------------------------- --------------------------------

                   ( 2005 Updated Feasibility Study Page 1-1)

* "g/t" means grams per metric tonne , "Mt/d means metric tonnes per day and "opt" means ounces per ton.

Pursuant to the 2005 Study, based on the current reserve calculations, the mine life is estimated to be approximately 72 months, and at least another year will likely be required to perform required reclamation. The 2005 Study forecasts initial capital costs of $17.9 million, which includes $1.7 million of working capital. Annual production is planned at approximately 44,000 to 48,000 ounces per year at an average operating cash cost of $259 per ounce. We believe that the cash cost may decrease as the production rate increases. Total costs (which include cash costs as well as off-property costs such as property taxes, royalties, refining, transportation and insurance costs and exclude financing costs) will vary depending upon the price of gold (due to the nature of underlying payment obligations to the original owner of the property). Total costs are estimated in the 2005 Study to be $339 per ounce at a gold price of $417 per ounce (the three year average gold price as of the date of the study). We will be working on measures to attempt to reduce costs going forward. Ore reserves and production rates are based on a gold price of $375 per ounce, which is the Base Case in the 2005 Study. During 2005, the spot price for gold on the London Exchange has fluctuated between $411.10 and $537.50 per ounce. Between January 1, 2006 and May 31, 2006, the spot price for gold on the London Exchange has fluctuated between $520.75 and $725.75 per ounce.

Management believes that the capital costs to establish a surface, heap leach mining operation at El Chanate will be between $17.5 and $18.5 million. Between November 2006 and March 2006, we raised approximately $8,088,920 in net proceeds from the issuance of securities and the exercise of warrants and options. We believe that these funds in conjunction with cash on hand and the anticipated proceeds from the Standard Bank Plc. financing commitment of up to US $12 million should enable us to proceed with the El Chanate project. For more information on the Standard Bank commitment, please see "Project Finance Facility" in "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations" below.

Leadville, Colorado

We own or lease a number of claims and properties, all of which are located in California Mining District, Lake County, Colorado, Township 9 South, Range 79. During the quarter ended April 30, 2006, activity at our Leadville, Colorado properties consisted primarily of mine maintenance. Primarily as a result of our focus on El Chanate, we ceased activities in Leadville, Colorado. During the year ended July 31, 2002, we performed a review of our Leadville mine and mill improvements and determined that an impairment loss should be realized. Therefore, we significantly reduced the carrying value of certain assets relating to our Leadville, Colorado assets by $999,445. During the year ending July 31, 2004, we again performed a review of our Colorado mine and mill improvements and determined that an additional impairment loss should be recognized. Accordingly, we further reduced the net carrying value to $0, recognizing an additional loss of $300,000.

Three Months Ended April 30, 2006 compared to Three Months Ended April 30, 2005

Revenues

We generated no revenues from mining operations during the quarter ended April 30, 2006 and 2005. There were de minimis non-operating revenues during the quarter ended April 30, 2006 and 2005 of approximately $45,000 and $19,000, respectively. These non-operating revenues primarily represent interest and miscellaneous income.

Costs and Expenses

Over all costs and expenses during the quarter ended April 30, 2006 were approximately $1,164,000, an increase of $747,000 or 179% from the quarter ended April 30, 2005. The primary reason for the significant increase during the quarter ended April 30, 2006 was increases in mine and in selling, general and administrative expenses. We anticipate these costs will increase as we continue to plan and expand the construction of our El Chanate project.

On May 19, 2006, the Company sold its equipment held for resale and received proceeds, net of commissions, of $192,000. The Company will record a loss on sale of this equipment of $154,000.

Mine expenses during the quarter ended April 30, 2006 were approximately $487,000, an increase of $358,000 or 277% from the quarter ended April 30, 2005. We believe that the increase in mine expenses resulted primarily from increased professional, engineering and consulting costs associated with planning our El Chanate project for production.

Selling, general and administrative expenses during the quarter ended April 30, 2006 were approximately $663,000, an increase of $377,000 or 132% from the quarter ended April 30, 2005. We believe that the increase in selling, general and administrative expenses resulted primarily from an increase in investor relations, professional and consulting fees as well as fees incurred in connection with our listing on the TSX during the quarter ended April 30, 2006.

Stock based compensation during the quarter ended April 30, 2006 was approximately $7,000 compared to $0 for the quarter ended April 30, 2005. These charges resulted from the vested portion on the issuance of warrants for services rendered during the quarter ended April 30, 2006.

Depreciation and amortization during the quarter ended April 30, 2006 was approximately $8,000 compared to $1,000 for the quarter ended April 30, 2005. This increase resulted from asset acquisitions during the nine months ended April 30, 2006.

Other Income and Expense

Other income and expense during the three and nine months ended April 30, 2006, was approximately $362,000. This was primarily due to us entering into two identically structured derivative contracts with Standard Bank in March 2006. Each derivative consisted of a series of forward sales of gold and a purchase gold cap. We agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We also agreed to a purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. Under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), these contracts must be carried on the balance sheet at their fair value, with changes to the fair value of these contracts reflected as Other Income or Expense. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

The first derivative was entered into on March 1, 2006 for a premium of $550,000; and the second was entered into on March 30, 2006 for a premium of $250,000. The gold price rose sharply in April 2006, and was the primary reason for the decrease in premium on the second derivative contract. The change in fair value reduced the carrying value on these derivative contracts and amounted to approximately $362,000 for the three months ended April 30, 2006, and was reflected as an other expense during the current period. There was no such transactions entered into during the same period in 2005.

Net Loss

As a result, our net loss for the three months ended April 30, 2006 was approximately $1,482,000, which was $1,085,000 or 273% greater than our net loss for the three months ended April 30, 2005, which was $397,000.

Nine Months Ended April 30, 2006 compared to Nine Months Ended April 30, 2005

Revenues

We generated no revenues from mining operations during the nine months ended April 30, 2006 and 2005. There were de minimis non-operating revenues during the nine months ended April 30, 2006 and 2005 of approximately $85,000 and $28,000, respectively. These non-operating revenues primarily represent interest income.

Costs and Expenses

Over all costs and expenses during the nine months ended April 30, 2006 were approximately $2,939,000, an increase of $1,64,000 or 126% from the nine months ended April 30, 2005. The primary reason for the significant increase during the nine months ended April 30, 2006 was increases in mine and in selling, general and administrative expenses.

Mine expenses during the nine months ended April 30, 2006 were approximately $1,529,000, an increase of $1083,000 or 243% from the nine months ended April 30, 2005. We believe that the increase in mine expenses resulted primarily from increased professional, engineering and consulting fees associated with the planning of our El Chanate project.

Selling, general and administrative expenses during the nine months ended April 30, 2006 were approximately $1,377,000, an increase of $714,000 or 108% from the nine months ended April 30, 2005. We believe that the increase in selling, general and administrative expenses resulted primarily from an increase in investor relation, professional, and consulting fees as well as fees incurred in connection with our listing on the TSX and travel expenses incurred in connection with fund raising efforts during the nine months ended April 30, 2006.

Stock based compensation during the nine months ended April 30, 2006 was $7,000 compared to approximately $188,000 for the nine months ended April 30, 2005. This decrease resulted from a reduction in the amount of options granted and common stock issued for services rendered during the nine months ended April 30, 2006.

Depreciation and amortization during the nine months ended April 30, 2006 was approximately $27,000 compared to $1,000 for the nine months ended April 30, 2005. This increase resulted from asset acquisitions during the nine months ended April 30, 2006.

Other Income and Expense

Other income and expense during the nine months ended April 30, 2006, was approximately $362,000. Please see the disclosure in "Other Income and Expense" in "Three Months Ended April 30, 2006 compared to Three Months Ended April 30, 2005" above.

Net Loss

As a result, our net loss for the nine months ended April 30, 2006 was approximately $3,216,000, which was $1,945,000 or 153% greater than our net loss for the nine months ended April 30, 2005, which was $1,271,000.

Gain in Changes in Foreign Exchange Rates

During the nine months ended April 30, 2006, we recorded equity adjustments from foreign currency translations of approximately $36,000. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar.

LIQUIDITY AND CAPITAL RESOURCES; PLAN OF OPERATIONS

As of April 30, 2006, we had working capital of approximately $8,214,000 an increase of $3,974,000 from July 31, 2005. Our planned activities over the next twelve months in Mexico are outlined in our annual report on Form 10-KSB for the year ended July 31, 2005. Generally, and assuming financing is available, we anticipate that our activities will include the purchase and installation of a crushing system, of which a deposit was paid in March 2006 to a US supplier to acquire this crushing system for use at our El Chanate project, construction of the heap leach pad, moving and erection of the carbon plant and refinery at El Chanate, the construction of the power line and the water line and construction of office and laboratory buildings. The activities and the costs may vary materially, especially if there are significant increase in costs related to such items as fuel, construction materials and labor.

Historically, we have not generated any material revenues from operations and have been in a precarious financial condition. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have recurring losses from operations. Our primary source of funds used during the during the nine months ended April 30, 2006 was from the sale and issuance of equity securities and the exercising of outstanding warrants and options. As discussed below, in February 2005, we completed a private placement, netting approximately $6.2 million. In November 2005, we received a commitment letter from Standard Bank Plc. for a project finance facility of up to US$12 million for our El Chanate project in Sonora State, Mexico. Between November 2006 and March 2006, we received approximately $8,088,920 in net proceeds from private placements and the exercise of outstanding warrants and options.

2006 PRIVATE PLACEMENTS

We closed two private placements in February and March 2006, pursuant to which we issued an aggregate of 21,240,000 shares of our Common Stock and warrants to purchase an aggregate of up to 5,310,000 shares of our Common Stock for an aggregate gross purchase price of approximately $5,310,000 and we received approximately $5,000,000 in net proceeds. The Warrant issued to each purchaser is exercisable for one share of our Common Stock, at an exercise price equal to $0.30 per share. Each Warrant has a term of eighteen months and is fully exercisable from the date of issuance. We issued to the placement agent in one of the placements eighteen month warrants to purchase up to 934,000 shares of our Common Stock at an exercise price of $0.25 per share. Pursuant to our agreement with the purchasers we have registered the foregoing shares and shares issuable upon the exercise of the foregoing Warrants for public resale.

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

Pursuant to our agreement with the purchasers we registered the foregoing shares and shares issuable upon the exercise of the foregoing Warrants for public resale. We also agreed to prepare and file all amendments and supplements necessary to keep the registration statement effective until the earlier of the date on which the selling stockholders may resell all the registrable shares covered by the registration statement without volume restrictions pursuant to Rule 144(k) under the Securities Act or any successor rule of similar effect and the date on which the selling stockholders have sold all the shares covered by the registration statement. If, subject to certain exceptions, sales of all shares registered cannot be made pursuant to the registration statement, we will be required to pay to these selling stockholders in cash or, at our option, in shares, their pro rata share of 0.0833% of the aggregate market value of the registrable shares held by these selling stockholders for each month thereafter until sales of the registrable shares can again be made pursuant to the registration statement. In this regard, we will be paying approximately $7,100 to the purchasers representing liquidated damages.

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

The terms and conditions contained in the commitment letter and the term sheet attached thereto are indicative only and actual funding is subject to the negotiation of and execution of satisfactory definitive documents as well as satisfaction of certain conditions discussed below. The commitment, as extended, expires on July 11, 2006 if not funded by that date.

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

The facility will close and funding will be available upon satisfaction of certain conditions precedent. In addition to customary conditions precedent such as execution of definitive documents, the absence of events of default and satisfactory representations and warranties, closing and funding of the facility will be subject to: (i) Standard Bank's determination that we have hired appropriate additional management. to provide construction, operations and financial management and oversight; and (ii) our raising sufficient equity funding, net of expenses, that, along with cash on hand, is adequate to cover all required project equity contributions, pre-completion funding of the DSRA and other cash requirements prior to Economic Completion (the date upon which Standard Bank determines that all covenants and completion conditions have been met over a period of 90 consecutive days and are sustainable over the life of the project), and to meet a certain minimum liquidity balance to be determined by Standard Bank. As of the date hereof, we have raised the requisite additional funds and have entered into a gold price protection arrangement with Standard Bank (see below).

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

If Standard determines not to provide the funding, we will be required to obtain such funding from another source. To the extent that we need to obtain additional capital to complete the mine, commence operations and cover ongoing general and administrative expenses, management intends to raise such funds through bank financing, the sale of our securities, the sale of a royalty interest in the future production from the Chanate properties and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding will be available. If we are unable to obtain needed capital from outside sources, we will be forced to reduce or curtail our operations. Please see "We lack operating cash flow and rely on external funding sources. If we are unable to continue to obtain needed capital from outside sources until we are able to generate positive cash flow from operations, we will be forced to reduce or curtail our operations" in "Risk Factors" below.

We entered into a gold price protection arrangement with Standard Bank plc to protect us against future fluctuations in the price of gold. We agreed to a series of gold forward sales and call option purchases in anticipation of entering into a credit agreement with Standard Bank, which will be used to fund part of the cost of development of our El Chanate project. We are continuing negotiations with Standard Bank on the terms of the credit agreement. With this gold price protection agreement we have completed our expected hedging requirements under our proposed credit agreement with Standard Bank. Under the price protection agreement, we have agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We will also purchase call options from Standard Bank on a quarterly basis during this same period covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. We paid a fee to Standard Bank in connection with the price protection agreement. In addition, we provided aggregate cash collateral of approximately $4.27 million to secure our obligations under this agreement. The cash collateral will be returned to us when the loan agreement is executed and all conditions precedent to funding have been satisfied. Please see "We may not be successful in hedging against gold price fluctuations and may incur mark to market losses and lose money through our hedging programs" in "Risk Factors" below.

As described above, we entered into two identically structured derivative contracts with Standard Bank. Each derivative consisted of a series of forward sales of gold and a purchase gold cap. We agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We also agreed to a purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. Under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), these contracts must be carried on the balance sheet at their fair value, with changes to the fair value of these contracts reflected as Other Income or Expense. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

The first derivative was entered into on March 1, 2006 for a premium of $550,000; and the second was entered into on March 30, 2006 for a premium of $250,000. The gold price rose sharply in April 2006, and was the primary reason for the decrease in premium on the second derivative contract. As of April 30, 2006, the carrying value of these derivatives decreased to approximately $438,000. The change in fair value on these derivative contracts was approximately $362,000 for the three months ended April 30, 2006, and was reflected as an other expense.

ENVIRONMENTAL AND PERMITTING ISSUES

Management does not expect that environmental issues will have an adverse material effect on our liquidity or earnings. In Mexico, although we must continue to comply with laws, rules and regulations concerning mining, environmental, health, zoning and historical preservation issues, we are not aware of any significant environmental concerns or existing reclamation requirements at the El Chanate concessions. We received the required Mexican government permits for construction, mining and processing the El Chanate ores in January 2004. The permits were extended in June 2005. Pursuant to the extensions, once we file a notice that work has commenced, we have one year to prepare the site and construct the mine and seven years to mine and process ores from the site. We received the explosive permit from the government in January 2004. This permit expired on December 31, 2005. We recently completed construction of the explosive magazines and, once construction of the security building is completed and the requisite inspection is performed, we will seek a new explosive permit.

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

NEW ACCOUNTING PRONOUNCEMENTS

On December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). On April 14, 2005, the Securities and Exchange Commission issued an amendment to Rule 4-01 of Regulation S-X that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 as originally required. Accordingly, adopted SFAS 123R effective January 1, 2006 using the "modified prospective" method in which compensation cost is recognized beginning with the effective date base on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In addition, we expect to continue to utilize the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees.

Beyond those restricted stock and stock option awards previously granted, we cannot predict with certainty the impact of SFAS 123R on its future consolidated financial statements as the type and amount of such awards are determined on an annual basis and encompass a potentially wide range depending upon the compensation decisions made by our Board of Directors. SFAS 123R also requires the benefits of tax deductions in excess of compensation cost recognized in the financial statements to be reported as a financing cash flow, rather than an operating cash flow as currently required under Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" ("SFAS 95"). This requirement, to the extent it exists, will decrease net operating cash flows and increase net financing cash flows in periods subsequent to adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") which expresses the view of the SEC Staff regarding the interaction of SFAS 123R and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements. We believe that the views provided in SAB 107 are consistent with the approach taken in the valuation and accounting associated with share-based compensation issued in prior periods as well as those issued during 2005.

In June 2005, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 05-02 "The Meaning of "Conventional Convertible Debt Instrument" in EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company's Own Stock", which retains the exception in paragraph 4 of EITF Issue No. 00-19 for conventional debt instruments. Those instruments in which the holder has an option to convert the instrument into a fixed number of shares (or a corresponding amount of cash at the issuer's discretion) and its ability to exercise the option is based on either (a) the passage of time or (b) a contingent event, should be considered "conventional" for purposes of applying that exception. The consensus should be applied on a prospective basis for new or modified instruments starting from the third quarter of 2005. The adoption of EITF No. 05-02 is not expected to have a material effect on the Company's consolidated financial statements or results of operations.

When there is a modification of a convertible debt instrument, the change in the fair value of an embedded conversion option should be included in the analysis of determining whether a debt extinguishment has occurred. The change in the fair value of the embedded conversion option is calculated as the difference between the fair value of the conversion option immediately prior to and after the modification. Also, when a modification of a convertible debt instrument occurs, the change in the fair value of the embedded conversion prior should be recognized as a discount (or premium) with a corresponding increase (or decrease) in additional paid-in capital. Lastly, a beneficial feature should not be recognized or reassessed upon modification of a convertible debt instrument. The adoption of EITF No. 05-02 is not expected to have a material effect on the Company's consolidated financial statements or results of operations.

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether an impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We adopted FSP FAS 115-1 in the first quarter of 2006 We have determined that the adoption of this statement will not have a material impact on our consolidated results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was adopted in the first quarter of 2006. We have determined that the adoption of SFAS No. 151 will not have a material impact on the consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153"), "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29." SFAS 152 addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 "Accounting for Non-monetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS 153, we adopted this new accounting standard effective July 1, 2005. The adoption of SFAS 153 did not have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application is impractical. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect that the adoption of SFAS No. 154 will have a material impact on its results of operations or financial position.

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

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs incurred or accrued at April 30, 2006.

We entered into two identically structured derivative contracts with Standard Bank in March 2006. Each derivative consisted of a series of forward sales of gold and a purchase gold cap. We agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We also agreed to a purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. Under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), these contracts must be carried on the balance sheet at their fair value, with changes to the fair value of these contracts reflected as Other Income or Expense. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

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

Our consolidated financial statements for the year ended July 31, 2005 included in our annual report on form 10-KSB for the year then ended have been prepared on the basis of accounting principles applicable to a going concern. Our auditors' report on the consolidated financial statements contained therein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our July 31, 2005 and April 30, 2006 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations."

         IF WE ARE UNABLE TO OBTAIN A CRUSHING SYSTEM AND OTHER EQUIPMENT FOR OUR MEXICAN CONCESSIONS AT AN ACCEPTABLE COST, OUR ANTICIPATED RESULTS OF OPERATIONS FROM MINING AT THESE CONCESSIONS, ONCE MINING COMMENCES, MAY BE ADVERSELY AFFECTED.

We anticipate that the total cost for all of the crushing equipment will be approximately $5,600,000. In March 2006, we paid $250,000 as a down payment for a portion of the new crushing system. The total price for this specific equipment is approximately $1,164,000. We are required to purchase the specific equipment by the end of the third quarter of 2006, or the supplier is entitled to retain the down payment. As we have adequate funds to purchase this equipment, we anticipate purchasing the equipment within the requisite time period. If we are unable to obtain this equipment or other requisite equipment at an acceptable cost, our planned mining operations and our anticipated results of operations from mining at these concessions, once mining commences, may be adversely affected. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations."

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

         OUR CURRENTLY PERMITTED WATER RIGHTS MAY NOT BE ADEQUATE FOR ALL OF OUR TOTAL PROJECT NEEDS OVER THE ENTIRE COURSE OF OUR ANTICIPATED MINING OPERATIONS. IF WE NEED TO OBTAIN ADDITIONAL RIGHTS, BUT ARE UNABLE TO PROCURE THEM OUR PLANNED OPERATIONS MAY BE ADVERSELY AFFECTED.

We are currently having the physical condition of our well tested and inspected to determine the actual condition of the well casing and the pump. While we believe the well's pumping capacity is about 1,100 gallons per minute at the well head, we will expect the well to pump over eight kilometers to the mine property without interruption during the entire life of the mine. If repairs or upgrades are required, we would prefer to make them before mine production begins. The 2005 feasibility study indicates our average life of mine water requirements, for ore processing only, will be about 94.6 million gallons per year (11.4 liters per second). The amount of water we are currently permitted to pump for our operations is approximately 71.3 million gallons per year (8.6 liters per second). Our currently permitted water rights may not be adequate for all of our total project needs over the entire course of our anticipated mining operations. We are looking into ways to rectify this issue. If we need to obtain additional rights, but are unable to procure them our planned operations may be adversely affected.

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

We are dependent on a relatively small number of key personnel, including but not limited to John Brownlie, Vice President of Operations, who oversees the El Chanate project, and Dave Loder, the General Manager of the El Chanate project, the loss of any one of whom could have an adverse effect on us. In addition, while certain of our officers and directors have experience in the exploration and operation of gold producing properties, we need to retain additional personnel and/or contractors to develop and operate our El Chanate project. Certain of these personnel and consultants, including Messrs. Brownlie and Loder, have already been engaged. In addition, MSR entered into a contract with a Mexican mining contractor, Sinergia Obras Civiles y Mineras, S.A. de C.V("Contractor"), pursuant to which the Contractor is to provide all mining services other than crushing. MSR was required to deliver a "Notice to Proceed" by June 1, 2006, or the Contractor could elect to either terminate the agreement or modify its initial mining rates. On June 1, 2006, MSR sent a letter to the Contractor requesting a meeting to discuss possible modifications to the Mining Contract and a deferment of the June 1st deadline. If the Contractor does not agree to the deferment, it may terminate the contract or modify its initial mining rates. MSR is in the process of scheduling a meeting with the Contractor on this matter. While MSR does not believe that the Contractor will terminate the contract or materially increase its rates beyond price escalations anticipated in the contract due to the passage of time, we cannot assure the foregoing.
There can be no guarantee that any needed personnel or contractors, including, possibly the mining contractor, will be available to carry out necessary activities on our behalf or be available upon commercially acceptable terms. If we lose the services of our key personnel or the Contractor or we are unable to retain additional personnel and/or contractors, our ability to complete development and operate our El Chanate project may be delayed and our planned operations may be materially adversely affected.

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

         OUR STOCK PRICE MAY BE ADVERSELY AFFECTED IF A SIGNIFICANT AMOUNT OF SHARES ARE SOLD IN THE PUBLIC MARKET.

As of June 14, 2006, approximately 78,859,314 shares of our Common Stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. We have registered more than half of these shares for public resale. In addition, we have registered 21,905,000 shares of Common Stock issuable upon the exercise of outstanding warrants and 763,636 shares of Common Stock issuable upon the exercise of outstanding options. All of the foregoing shares, assuming exercise of all of the above options and warrants, would represent in excess of 50% of the then outstanding shares of our Common Stock. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants or options is less than the market price of the Common Stock, the holders of the warrants are likely to exercise them and sell the underlying shares of Common Stock and to the extent that the exercise prices of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of Common Stock. In addition, should we consummate the project finance facility with Standard Bank, we will be required to issue an additional 1,000,000 shares and warrants for an additional 12.6 million shares and to register the foregoing shares and the shares issuable upon exercise of these warrants for public resale. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding Common Stock. Sales of substantial amounts of our Common Stock in the public market could cause the market price for our Common Stock to decrease. Furthermore, a decline in the price of our Common Stock would likely impede our ability to raise capital through the issuance of additional shares of Common Stock or other equity securities.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

                  None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the current quarter, we closed two private placements and received proceeds from the exercising of warrants and options, pursuant to which we issued an aggregate of 30,140,000 shares of our common stock and warrants to purchase an aggregate of up to 5,310,000 shares of our common stock. Some of these issuances were noted in our quarterly report for the period ended January 31, 2006. In addition, we issued to the placement agent in one of the placements eighteen month warrants to purchase up to 934,000 shares of our common stock during the quarter ended April 30, 2006. We also issued options to purchase 50,000 common shares to our new Chief Financial Officer.

In May 2006 we issued options to purchase 200,000 shares of common stock to our new Vice President of Operations and options to purchase 200,000 shares of common stock to a consultant. All of the foregoing issuances were exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

ITEM 5. OTHER INFORMATION.

         As discussed in more detail in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2006, on May 12, 2006, we appointed John Brownlie to the position of Vice President Operations for our El Chanate gold mining project in northern Sonora, Mexico. Mr. Brownlie will supervise the construction, start-up and operation of the mine. Mr. Brownlie has provided team management for mining projects requiring technical, administrative, political and cultural experience over his 28 year mining career. From 2000 to 2006, Mr. Brownlie was a consultant providing mining and mineral related services to various companies including SRK, Oxus Mining plc and Cemco Inc. From 1995 to 2000, he was the General Manager for the Zarafshan-Newmont Joint Venture in Uzbekistan, a one-million tonne per month heap leach plant which produced over 400,000 ounces of gold per year. From 1989 to 1995, Mr. Brownlie served as the Chief Engineer and General Manager for Monarch Resources in Venezuela, at both the El Callao Revemin Mill and La Camorra gold projects. Before that, was a resident of South Africa and associated with numerous mineral projects across Africa. He is also a mechanical engineer and fluent in Spanish.

         In addition, in June 2006, our Mexican operating subsidiary retained the contracting services of Mexican subsidiary of M3 Engineering & Technology Corporation ("M3M") to provide EPCM (engineering procurement construction management) services. M3M will supervise the construction and integration of the various components necessary to commence production at the El Chanate Project.

ITEM 6.  EXHIBITS.

10.1     Brownlie Employment Agreement.

10.2     EPCM Agreement with M3M.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

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

                                   CAPITAL GOLD CORPORATION
                                   ------------------------
                                          Registrant


                                   By: /s/ Gifford A. Dieterle
                                      ------------------------------
                                      Gifford A. Dieterle
                                      President/Treasurer


Date:  June 19, 2006