Form 10KSB
period 2006-07-31
CAPITAL GOLD CORP
filed 2006-11-01
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JULY 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-13078

CAPITAL GOLD CORPORATION
(Name of Small business issuer in its charter)

State of Delaware	13-31805030
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

76 Beaver Street, 26th Floor, New York, New York	10005
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone numbering: (212) 344-2785

Securities registered under Section 12(b) of the Exchange Act: none
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State issuer’s revenues (consisting solely of interest income and immaterial miscellaneous other income) for its most recent fiscal year. $183,719.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.31) and asked ($0.31) price of the issuer’s Common Stock as of October 24, 2006, was $30,569,134 based upon the average between the closing bid and asked price ($0.31) multiplied by the 98,610,111 shares of the issuer’s Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

The number of shares outstanding of each of the issuer’s classes of common equity as of October 24, 2006: 132,785,127.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

CAPITAL GOLD CORPORATION
Form 10-KSB
July 31, 2006

GLOSSARY OF TECHNICAL TERMS

Reserve:
That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction ("Bankable standards" implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

Proven Reserve:
Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape depth and mineral content of reserves are well-established.

Probable Reserve:
Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

mineralized material	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

non-reserves	The term “non-reserves” refers to mineralized material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

exploration stage	An “exploration stage” prospect is one which is not in either the development or production stage.

development stage
A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production.  This stage occurs after completion of a feasibility study.

production stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

ADDITIONAL DEFINITIONS

Caliche:	Sediment cemented by calcium carbonate near surface.

Diorite:	Igneous Rock.

Dikes:	Tabular, vertical bodies of igneous rock.

Fissility:	Shattered, broken nature of rock.

Fracture Foliations:	Fracture pattern in rock, parallel orientation, resulting from pressure.

Heap Leaching:	Broken and crushed ore on a pile subjected to dissolution of metals by leach solution.

Hydrometallurgical Plant:	A metallurgical mineral processing plant that uses water to leach or separate and concentrate elements or minerals.

Intercalated:	Mixed in.

Litho static Pressure:	Pressure brought on by weight of overlaying rocks.

Major Intrusive Center:	An area where large bodies of intrusive igneous rock exist and through which large amounts of mineralizing fluids rose.

Mesothermal:	A class of hydrothermal ore deposit formed at medium temperatures and a depth over one mile in the earth’s crust.

Microporphyritic Latite:	Extremely fine grained siliceous igneous rock with a distribution of larger crystals within.

Mudstone:	Sedimentary bed composed primarily of fine grained material such as clay and silt.

PPM:	Part per million.

Pyritized:	Partly replaced by the mineral pyrite.

Reverse Circulation Drilling (or R.C. Drilling):	Type of drilling using air to recover cuttings for sampling through the middle of the drilling rods rather than the outside of the drill rods, resulting in less contamination of the sampled interval.

Sericitized:	Rocks altered by heat, pressure and solutions resulting in formation of the mineral sericite, a very fine grained mica.

Siltstone:	A sedimentary rock composed of clay and silt sized particles.

Silicified:	Partly replaced by silica.

Stockwork Breccia:	Earth's crust broken by two or more sets of parallel faults converging from different directions.

Stockwork:	Ore, when not in strata or in veins but in large masses, so as to be worked in chambers or in large blocks.

Surface Mine:	Surface mining by way of an open pit without shafts or underground working.

PART I

Item 1. Description of Business

Sonora, Mexico Concessions

El Chanate

Through a wholly-owned subsidiary and an affiliate, Capital Gold Corporation (the "Company," “we” or “us”) owns 100% of 16 mining concessions located in the Municipality of Altar, State of Sonora, Republic of Mexico totaling approximately 3,544 hectares (8,756 acres or 13.7 square miles). We are in the process of constructing and developing an open-pit gold mining operation to mine two of these concessions. We sometimes refer to the planned operations on these two concessions as the El Chanate Project.

We plan to construct a surface gold mine and facility at El Chanate capable of producing about 2.6 million metric tons per year of ore from which we anticipate recovering about 44,000 to 48,000 ounces of gold per year, over a seven year mine life. We are following the updated feasibility study (the “2005 Study”) for the El Chanate Project prepared by M3 Engineering of Tucson, Arizona which was completed in October 2005, as further updated by an August 2006 technical report from SRK Consulting, Denver, Colorado (the “2006 Update”). The original feasibility study (the “2003 Study”) was completed by M3 Engineering in August 2003. Since completion of the 2003 Study, both the price of gold and production costs have increased and equipment choices have broadened from those identified in the 2003 Study.

Pursuant to the 2005 Study, as updated by the 2006 Update using a $450 per ounce gold price, our estimated mine life is now seven years as opposed to five years and the ore reserve is 490,000 ounces of gold present in the ground (up 122,000 ounces or 33%). Of this, we anticipate recovering approximately 332,000 ounces of gold (up 74,000 ounces or 29%) over a seven year life of the mine. The targeted cash cost (which include mining, processing and on-property general and administrative expenses) per the 2005 Study is $259 per ounce (up $29 per ounce). The 2005 Study contains the same mining rate as the 2003 Study of 7,500 metric tonnes per day of ore. It should be noted that, during the preliminary engineering phase of the project it was decided to design the crushing screening and ore stacking system with the capability of processing 10,000 tonnes per day of ore. This will make allowances for any possible increase in production and for operational flexibility. It was found that the major components in the feasibility study would be capable of handling the increase in tonnage. Design changes were made where necessary to accommodate the increased tonnage. The 2005 Study takes into consideration a more modern crushing system than the one contemplated in the 2003 Study. The crushing system referred to in the 2005 Study is a new system, that, we believe will be faster to install and provide more efficient processing capabilities than the used equipment referred to in the 2003 Study. In October 2006, we received purchase orders for a new crushing system. In addition, the 2005 Study assumes a contractor will mine the ore and haul it to the crushers. In the 2003 Study, we planned to perform these functions. We engaged a mining contractor in December 2005.

Construction activities at the El Chanate Project commenced in August 2006. Engineering Procurement and Construction Management activities commenced June 1, 2006. Also in August 2006, we completed debt financing for the construction of the El Chanate mine. We anticipate, but cannot assure, that gold production will begin in early calendar year 2007 with revenues anticipated to begin by the end of the second calendar quarter 2007.

For more information on the El Chanate Project, please see “Item 2. Description of Property; El Chanate Properties - Sonora, Mexico” and for more information on the debt financing, please see“Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations.”

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

Human Resources

As of October 24, 2006, we had 18 full time employees and/or consultants, including our current officers and administrative personnel in the US and, in Mexico, a General Project Manager, an Administration Manager and an Environmental Manager. In addition, our chief financial officer devotes approximately 50% of his time to us.

Cautionary Statement on Forward-Looking Statements

Certain statements in this report constitute “forwarding-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. All statements other than statements of historical fact, included in this report regarding our financial position, business and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding exploration and mine development and construction plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms or other sources of funding, and the timing of additional tests, feasibility studies and environmental permitting are all forward-looking in nature.

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

We do not generate any positive cash flow from operations and we do not anticipate that any positive cash flow will be generated for some time. Our primary focus is the development of our El Chanate Project which, we anticipate, will cost between $17.5 and $18.5 million. We also anticipate non-mine related operating expenses of approximately $1.4 million. During the fiscal year ended July 31, 2006, we raised approximately $8,115,000 through private placements of our shares and warrants and from the exercise of warrants and options. Also, in August 2006, we and two of our Mexican subsidiaries entered into a credit agreement (the “Credit Agreement”) with Standard Bank PLC (“Standard Bank”) to borrow up to US$12.5 million for the purpose of constructing, developing and operating the El Chanate Project. To the extent that we need to obtain additional capital to commence operations, cover any material cost overruns, cover ongoing general and administrative expenses and/or fund exploration, management intends to raise such funds through the sale of our securities, the sale of a royalty interest in the future production from the Chanate properties and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding will be available. If we are unable to obtain needed capital from outside sources, we will be forced to reduce or curtail our operations.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the year ended July 31, 2006 included herein for the year then ended have been prepared on the basis of accounting principles applicable to a going concern. Our auditors’ report on the consolidated financial statements contained therein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our July 31, 2006 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared. See, “Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations.”

Our Credit Facility with Standard Bank imposes restrictive covenants on us.

Our Credit Facility with Standard requires us, among other obligations, to meet certain financial covenants including (i) a debt service coverage ratio of not less than 1.2 to 1.0, (ii) a projected debt service coverage ratio of not less than 1.2 to 1.0, (iii) a loan life coverage ratio of at least 1.6 to 1.0, (iv) a project life coverage ratio of at least 2.0 to 1.0 and (v) a minimum reserve tail. We are also required to maintain a certain minimum level of unrestricted cash. In addition, the Credit Facility restricts, among other things, our ability to incur additional debt, create liens on our property, dispose of any assets, merge with other companies or make any investments. A failure to comply with the restrictions contained in the Credit Facility could lead to an event of default thereunder which could result in an acceleration of such indebtedness.

If we are unable to obtain a crushing system and other equipment for our Mexican concessions at an acceptable cost, our anticipated results of operations from mining at these concessions, once mining commences, may be adversely affected.

We anticipate that the total cost for all of the crushing equipment (inclusive of site preparation and installation) will be approximately $4,000,000. If we are unable to obtain this equipment or other requisite equipment at an acceptable cost, our planned mining operations and our anticipated results of operations from mining at these concessions, once mining commences, may be adversely affected. See “Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations.”

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

As a result of the projected short mine life of seven years, if major problems develop, we will have limited time to correct these problems and we may have to cease operations earlier than planned.

Pursuant to the 2005 Study as updated by the 2006 Update, the anticipated mine life will be only seven years. If major problems develop in the project, or if we fail to achieve the operating efficiencies or if costs projected in the feasibility study, we will have limited time to find ways to correct these problems and we may have to cease operations earlier than planned.

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

Our only current properties are the El Chanate concessions and our Leadville properties. At present, we are not doing any substantive work at our Leadville properties and, in fact, have written these properties off. Our El Chanate concessions are owned by one of our wholly-owned subsidiaries, Oro de Altar. Minera Santa Rita S. de R.L. de C.V., another of our Mexican subsidiaries leases the land and claims at El Chanate from Oro de Altar. FG, our former joint venture partner, has the right to receive five percent of Minera Santa Rita's annual dividends, when declared. We currently do not have operations on either of our properties, and we must commence such operations to receive revenues. Accordingly, we are dependent upon the success of the El Chanate concessions.

Gold prices can fluctuate on a material and frequent basis due to numerous factors beyond our control. If and when we commence production, our ability to generate profits from operations could be materially and adversely affected by such fluctuating prices.

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold. Gold prices fluctuate on a daily basis. During 2005, the spot price for gold on the London Exchange fluctuated between $411.10 and $537.50 per ounce. Between January 1, 2006 and October 24, 2006, the spot price for gold on the London Exchange has fluctuated between $524.75 and $725.00 per ounce. Gold prices are affected by numerous factors beyond our control, including:

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

We may not be successful in hedging against gold price and interest rate fluctuations and may incur mark to market losses and lose money through our hedging programs.

We have entered into metals trading transactions to hedge against fluctuations in gold prices, using call option purchases and forward sales, and have entered into various interest rate swap agreements. The terms of our debt financing with Standard Bank require that we utilize various price hedging techniques to hedge a portion of the gold we plan to produce at the El Chanate Project and hedge at least 50% of our outstanding loan balance. There can be no assurance that we will be able to successfully hedge against gold price and interest rate fluctuations and if we fail to maintain the minimum level of hedge transactions required by the terms of our debt financing, our ability to draw amounts from Standard Bank may be adversely affected.

Further, there can be no assurance that the use of hedging techniques will always be to our benefit. Hedging instruments that protect against metals market price volatility may prevent us from realizing the full benefit from subsequent increases in market prices with respect to covered production, which would cause us to record a mark-to-market loss, decreasing our revenues and profits. Hedging contracts also are subject to the risk that the other party may be unable or unwilling to perform its obligations under these contracts. Any significant nonperformance could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We are in the process of developing our Mexican concessions and hope to commence mining operations during the first calendar quarter of 2007. If and when we commence mining operations, such operations will involve a number of risks and hazards, including:

•	environmental hazards,
•	industrial accidents,
•	metallurgical and other processing,
•	acts of God, and
•	mechanical equipment and facility performance problems.

Such risks could result in:

•	damage to, or destruction of, mineral properties or production facilities,
•	personal injury or death,
•	environmental damage,
•	delays in mining,
•	monetary losses and /or
•	possible legal liability.

Industrial accidents could have a material adverse effect on our future business and operations. Although as we move forward in the development of the El Chanate Project we plan to obtain and maintain insurance within ranges of coverage consistent with industry practice. In this regard, prior to execution of the credit agreement with Standard Bank, we obtained basic insurance coverage of $2,000,000 for property and equipment in transit to the El Chanate Project as well as $4,000,000 for the property and equipment upon delivery to the site. We plan to increase coverage as warranted thereafter as the property and equipment are erected and placed into service. We cannot be certain that this insurance will cover the risks associated with mining or that we will be able to maintain insurance to cover these risks at economically feasible premiums. We also might become subject to liability for pollution or other hazards which we cannot insure against or which we may elect not to insure against because of premium costs or other reasons. Losses from such events may have a material adverse effect on our financial position.

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

We are dependent on a relatively small number of key personnel, including but not limited to John Brownlie, Vice President of Operations, who oversees the El Chanate Project, and Dave Loder, the General Manager of the El Chanate Project, the loss of any one of whom could have an adverse effect on us. In addition, while certain of our officers and directors have experience in the exploration and operation of gold producing properties, we may need to retain additional personnel and/or contractors to develop and operate our El Chanate Project. Certain of these personnel and consultants, including Messrs. Brownlie and Loder, have already been engaged. There can be no guarantee that any needed personnel or contractors will be available to carry out necessary activities on our behalf or be available upon commercially acceptable terms. If we lose the services of our key personnel or we are unable to retain additional personnel and/or contractors, our ability to complete development and operate our El Chanate Project may be delayed and our planned operations may be materially adversely affected.

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

•	the location of economic ore bodies,
•	development of appropriate metallurgical processes,
•	receipt of necessary governmental approvals and
•	construction of mining and processing facilities at any site chosen for mining.

The commercial viability of a mineral deposit is dependent on a number of factors including:

•	the price of gold,
•	the particular attributes of the deposit, such as its
o	size,
o	grade and
o	proximity to infrastructure,

•	financing costs,
•	taxation,
•	royalties,
•	land tenure,
•	land use,
•	water use,
•	power use,
•	importing and exporting gold and
•	environmental protection.

The effect of these factors cannot be accurately predicted.

Risks related to ownership of our stock

There is a limited market for our common stock. If a substantial and sustained market for our common stock does not develop, our stockholders may have difficulty selling, or be unable to sell, their shares.

Our common stock is tradable in the United States in the over-the-counter market and is quoted on the Over-The-Counter Bulletin Board and our shares of common stock trade on the Toronto Stock Exchange. There is only a limited market for our common stock and there can be no assurance that this market will be maintained or broadened. If a substantial and sustained market for our common stock does not develop, our stockholders may have difficulty selling, or be unable to sell, their shares.

Our stock price may be adversely affected if a significant amount of shares are sold in the public market.

As of October 24, 2006, approximately 77,597,076 shares of our Common Stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. We have registered more than half of these shares for public resale. In addition, we have registered 21,905,000 shares of Common Stock issuable upon the exercise of outstanding warrants and 763,636 shares of Common Stock issuable upon the exercise of outstanding options. All of the foregoing shares, assuming exercise of all of the above options and warrants, would represent in excess of 50% of the then outstanding shares of our Common Stock. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants or options is less than the market price of the Common Stock, the holders of the warrants are likely to exercise them and sell the underlying shares of Common Stock and to the extent that the exercise prices of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of Common Stock. In addition, we issued an additional 1,150,000 shares and warrants for an additional 12.6 million shares to Standard Bank upon the execution of the Credit Agreement and are required to register the foregoing shares and the shares issuable upon exercise of these warrants for public resale. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding Common Stock. Sales of substantial amounts of our Common Stock in the public market could cause the market price for our Common Stock to decrease. Furthermore, a decline in the price of our Common Stock would likely impede our ability to raise capital through the issuance of additional shares of Common Stock or other equity securities.

We do not intend to pay cash dividends in the near future.

Our board of directors determines whether to pay cash dividends on our issued and outstanding shares. The declaration of dividends will depend upon our future earnings, our capital requirements, our financial condition and other relevant factors. Our board does not intend to declare any dividends on our shares for the foreseeable future. We anticipate that we will retain any earnings to finance the growth of our business and for general corporate purposes.

If our Common Stock is deemed to be a "penny stock," trading of our shares would be subject to special requirements that could impede our stockholders' ability to resell their shares.

"Penny stocks" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission are stocks:

i.	with a price of less than five dollars per share;
ii.	that are not traded on a recognized national exchange;
▪	whose prices are not quoted on the NASDAQ automated quotation system; or
iii.	of issuers with net tangible assets equal to or less than
▪	-$2,000,000 if the issuer has been in continuous operation for at least three years; or
▪	-$5,000,000 if in continuous operation for less than three years, or
▪	of issuers with average revenues of less than $6,000,000 for the last three years.

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

Item 2. Description of Property

El Chanate Properties - Sonora, Mexico

Through our wholly-owned subsidiary, Oro de Altar S. de R. L. de C.V. (“Oro”), and our affiliate, Minera Santa Rita S. de R.L. de C.V. (“MSR”), we own 100% of the following 16 mining concessions, all of which are located in the Municipality of Altar, State of Sonora Republic of Mexico.

	Concession Name	Title No.	Hectares
1	San Jose	200718	96.0000
2	Las Dos Virgen	214874	132.2350
3	Rono I	206408	82.1902
4	Rono 3	214224	197.2180
5	La Cuchilla	211987	143.3481
6	Elsa	212004	2,035.3997
7	Elisa	214223	78.4717
8	Ena	217495	190.0000
9	Eva	212395	416.8963
10	Mirsa	212082	20.5518
11	Olga	212081	60.5890
12	Edna	212355	24.0431
13	La Tira	219624	1.7975
14	La Tira 1	219623	18.6087
15	Los Tres	223634	8.000
16	El Charro	206,404	40.0000
		Total	3,543.3491

At the El Chanate Project, our current planned mining activities, will involve mining on two concessions, San Jose and Las Dos Virgens. We will utilize four other concessions for processing mined ores. In the future, provided we have adequate funding, we plan to explore some or all of these concessions to determine whether or not further activity is warranted.

Surface Property Ownership

Anglo Gold purchased surface property ownership, consisting of 466 Hectares in Altar, Sonora, on January 27, 1998. The ownership was conveyed to our subsidiary, Oro de Altar S.A. de C.V., in 2002. MSR, one of our wholly-owned Mexican affiliates, has a lease on the property for the purpose of mining the Chanate gold deposit. The purchase transaction was recorded as public deed 19,591 granted by Mr. Jose Maria Morera Gonzalez, Notary Public 102 of the Federal District, registered at the Public Registry of Property of Caborca, Sonora, under number 36026, book one, volume 169 of the real estate registry section on May 7, 1998.

General Information and Location

The El Chanate Project is located in the State of Sonora, Mexico, 37 kilometers northeast of the town of Caborca. It is accessible by paved and all weather dirt roads typically traveled by pickup trucks and similar vehicles. Driving time from Caborca is approximately 40 minutes. Access from Caborca to the village of 16 de September is over well maintained National highways. Beyond the 16 de September village, routes to the property are currently over well traveled gravel and sandy desert roads suitable for lightweight vehicles. We acquired rights for a service road to allow immediate access for mine construction activities. This service road access was acquired from the village of 16 de September, and construction of this road is now complete. In addition to this service road, we had negotiated long term access that does not pass through the village of 16 de September. However, an issue arose with regard to whether the land owner from whom we negotiated this right had adequate title to this land. We continue to rely on the existing access through the village of 16 de September.

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

The main structural feature of the project area is the Chanate fault, a 7 km long (minimum) northwest-striking, variably southwest-dipping structure that has been interpreted to be a thrust fault. The Chanate fault is overturned (north-dipping) at surface, and is marked by brittle deformation and shearing which has created a pronounced fracture foliation and fissility in the host rocks. In drill holes the fault is often marked the presence of an andesite dike. Reports prepared by a predecessor exploration company describe the fault as consisting of a series of thrust ramps and flats; however, geologic cross sections which we have reviewed but did not prepare may negate this interpretation.

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

Work to Date

The El Chanate property has been the site of small scale mining of high grade quartz veins (La Cuchilla mine) during the last century. Modern exploration includes work by Phelps Dodge in the 1980’s as part of a copper exploration program. Kennecott conducted geologic mapping and geochemical sampling in 1991 and dropped the property. A Mexican subsidiary of AngloGold explored the property intermittently between 1992 and 1997, and has conducted extensive surface geologic mapping, geochemical sampling, geophysical studies and drilling, including 11,000 meters of trenching, over 14 line-kilometers of induced polarization geophysical surveys, 61 line-kilometers of VLF-magnetometer geophysical surveys, 87 line-kilometers of enzyme leach geochemical surveys and 34,000 meters of R.C. drilling in 190 holes and 1080 meters of diamond drilling in 9 holes. That company also commissioned various consultant studies concerning petrography, fluid inclusions, air photo interpretation and structural analyses, and conducted some metallurgical test work.

In April and May 2002, to confirm previous results obtained by third parties and to provide specifically located metallurgical test samples, we drilled six diamond core holes totaling 1,508 feet into the main mineralized zone at El Chanate. Management believes that the diamond drill results generally confirmed the previous results and, in June 2002 and January 2003, we drilled an additional 45 reverse circulation holes totaling 9,410 feet. This reverse circulation drill program confirmed previous results and also expanded certain mineralized areas. In May 2004, three core holes were drilled for a total of 2,155 feet. The total number of holes is now 256. Of these, 235 are reverse circulation drill holes and 21 are diamond drill holes. Detailed check assays were obtained both for core samples and for reverse drill samples that initially assayed greater than 0.3 gm/tonne. Chemex Labs, Vancouver, Canada, preformed both the initial and the check assays, and the check assays supported the initial assay results.

In August 2002, we retained SRK Consulting (a global engineering company) Denver, Colorado, to conduct a scoping engineering study for the El Chanate Project. This study was completed in October 2002 and concluded that the El Chanate Project deserved additional work and that the property contained important gold mineralization. The base case for this study assumed a gold price of $320.

Following SRK’s positive conclusion, in February 2003, we retained M3 Engineering of Tucson, Arizona to begin work on a feasibility study. M3 completed the study in August 2003. Based on 253 drill holes and more than 22,000 gold assays, this study (the “2003 Study”) provided details for an open pit gold mine. The 2003 Study indicated that at a gold price of $325, the initial open pit project contains proven and probable reserves of 358,000 ounces of gold contained within 13.5 million metric tonnes of ore with an average grade of 0.827 grams/tonne. It estimated that the mine could recover approximately 48,000 - 50,000 ounces of gold per year or 248,854 ounces over a five year mine life.

In October 2005, M3 completed an update of the 2003 Study (The “2005 Study”). The 2005 Study includes the following changes from the 2003 Study:

•	an increase in the mine life from five to six years,
•	an increase in the base gold price from $325/oz to $375/oz,
•	use of a mining contractor,
•	revised mining, processing and support costs,

•	stockpiling of low grade material for possible processing in year six, if justified by gold prices at that time,
•	a reduced size for the waste rock dump and revised design of reclamation waste dump slopes,
•	a revised process of equipment selection and
•	evaluation of the newly acquired water well for processing the ore.

In view of a significant rise in the gold price, in June 2006, we commissioned SRK Consulting, Denver, Colorado, to prepare an updated Canadian Securities Administration National Instrument 43-101 compliant technical report on our El Chanate Project. SRK completed this technical report in August 2006 (the “2006 Update”). The 2006 Update provided the following updated information from the 2005 Study:

•	a 33% increase in proven and probable gold reserves,
•	an increase in mine life from six to seven years,
•	an increase in the base gold price from $375/oz to $450/oz and
•	Stockpiling of low grade material for possible processing in year seven, if justified by gold prices at that time.

Pursuant to the 2005 Study, as updated by the 2006 Update using a $450 per ounce gold price, our estimated mine life is now seven years as opposed to five years and the ore reserve is 490,000 ounces of gold present in the ground (up 122,000 ounces or 33%). Of this, we anticipate recovering approximately 332,000 ounces of gold (up 74,000 ounces or 29%) over a seven year life of the mine. The targeted cash cost (which include mining, processing and on-property general and administrative expenses) per the 2005 Study is $259 per ounce (up $29 per ounce). The 2005 Study contains the same mining rate as the 2003 Study of 7,500 metric tonnes per day of ore. It should be noted that, during the preliminary engineering phase of the project it was decided to design the crushing screening and ore stacking system with the capability of processing 10,000 tonnes per day of ore. This will make allowances for any possible increase in production and for operational flexibility. It was found that the major components in the feasibility study would be capable of handling the increase in tonnage. Design changes were made where necessary to accommodate the increased tonnage. The 2005 Study takes into consideration a more modern crushing system than the one contemplated in the 2003 Study. The crushing system referred to in the 2005 Study is a new system, that, we believe will be faster to install and provide more efficient processing capabilities than the used equipment referred to in the 2003 Study. In March 2006, we made a $250,000 down payment to a US Supplier to acquire a portion of a new crushing system. In October 2006, we paid an additional $230,000 towards this equipment and we now have purchase orders for all of the new crushing system.

In addition, the 2005 Study assumes a contractor will mine the ore and haul it to the crushers. In the 2003 Study, we planned to perform these functions. As discussed below, we have retained a mining contractor.

The 2005 Study assumes a mining production rate of 2.6 million tonnes of ore per year or 7,500 tonnes per day. The processing plant will operate 365 days per year. The processing plan for this open pit heap leach gold project calls for crushing the ore to 100% minus 3/8 inch. Carbon columns will be used to recover the gold.

The following Summary is extracted from the 2005 Study, as updated by the 2006 Update. Please note that the reserves as stated are an estimate of what can be economically and legally recovered from the mine and, as such, incorporate losses for dilution and mining recovery. The 489,952 ounces of contained gold represents ounces of gold contained in ore in the ground, and therefore does not reflect losses in the recovery process. Total gold produced is estimated to be approximately 339,047 ounces, or approximately 69% of the contained gold. The gold recovery rate is expected to average approximately 69% for the entire ore body. Individual portions of the ore body may experience varying recovery rates ranging from about 73% to 48%. Oxidized and sandstone ore types may have recoveries of about 73%; fault zone ore type recoveries may be about 64%; and siltstone ore types recoveries may be about 48%.

El Chanate Project
Production Summary
	Metric	U.S.
Materials Reserves Other Mineralized Materials Waste Total Contained Gold Production Ore Crushed Operating Days/Year Gold Plant Average Recovery Average Annual Production Total Gold Produced

19.9 Tonnes @ 0.767 g/t*
     0 Million Tonnes
19.9 Million Tonnes
39.8 Million Tonnes

15.24 Million grams

2.6 Million Tonnes /Year
   7,500 Mt/d*

   365 Days per year
   69.2%
   1.38 Million grams
 10.55 Million grams
21.9 Million Tons @ 0.022 opt* 0 Million Tons 21.9 Million Tons 43.8 Million tons 489,952 Oz 2.86 Million Tons/Year 8,250 t/d 365 Days per year 69.2% 44,395 Oz 339,047 Oz

* “g/t” means grams per metric tonne , “Mt/d means metric tonnes per day and “opt” means ounces per ton.

Pursuant to the 2005 Study, as updated by the 2006 Update, based on the current reserve calculations, the mine life is estimated to be approximately seven years, and at least another year will likely be required to perform required reclamation. The 2005 Study forecasts initial capital costs of $17.9 million, which includes $1.7 million of working capital. Annual production is planned at approximately 44,000 to 48,000 ounces per year at an average operating cash cost of $259 per ounce. We believe that cash costs may decrease as the production rate increases. Total costs (which include cash costs as well as off-property costs such as property taxes, royalties, refining, transportation and insurance costs and exclude financing costs) will vary depending upon the price of gold (due to the nature of underlying payment obligations to the original owner of the property). Total costs are estimated in the 2005 Study to be $339 per ounce at a gold price of $417 per ounce (the three year average gold price as of the date of the study). We will be working on measures to attempt to reduce costs going forward. Ore reserves and production rates are based on a gold price of $375 per ounce, which is the Base Case in the 2005 Study. During 2005, the spot price for gold on the London Exchange has fluctuated between $411.10 and $537.50 per ounce. Between January 1, 2006 and October 24, 2006, the spot price for gold on the London Exchange has fluctuated between $524.75 and $725.00 per ounce.

Management believes that the capital costs to establish a surface, heap leach mining operation at El Chanate will be between $17.5 and $18.5 million. For more information on the capital costs and our funding activities, please see “Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations.”

Management believes the El Chanate Project will benefit substantially from rising gold prices, which as of October 24, 2006 was around $575 per ounce. Mineralized material previously below operating cut-off gold grades could possibly become economic if future engineering studies support lowering the cutoff grade due to gold prices substantially above the $450 per ounce used in the 2006 Update to define the proven and probable reserves mentioned above. We are currently looking at processing techniques that may be capable of supporting higher production rates that may be justified due to rising gold prices. However, the new crushing system will likely have to be modified to handle the additional tonnage required for expanding our production. The crushing system for which we received purchase orders, with certain modifications, is expected to have a capacity beyond the 7,500 metric tons per day that are initially planned.

In February 2005, Metcon Research Inc. of Tucson, Arizona completed gold recovery studies on existing samples at fine grind sizes of 100 mesh, 150 mesh and 200 mesh. These studies were undertaken to determine whether extraction by fine grinding is economical given the increased price of gold. Generally, fine grinding, while more expensive, will achieve higher gold recoveries than the heap leach method recommended in the feasibility study. Metcon found that increasing amounts of gold were recovered at finer grind sizes. However in May 2004, M3, who conducted the feasibility study, reported that at El Chanate, heap leaching remains the most economical and optimal method of extracting gold at current prices.

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

The latest metallurgical column test studies were completed in February 2005 at Metcon’s laboratory in Tucson Arizona to determine the optimal conditions at El Chanate for recovering gold from within siltstone host rocks using heap leach technology. The siltstone drill core samples were tested at crush sizes of 100 percent -3/8 inch and 100 percent -1/4 inch, and these column tests showed recovery rates of 42% and 46% respectively. With rising gold prices, management believes the ore reserves may increase beyond the level currently published in the 2006 Update. Although we are optimistic about the results, there can be no assurance that improved gold recoveries alone will result in an increase in reserves.

In January 2004, we received permits from the Mexican Department of Environmental Affairs and Natural Resources necessary to begin construction of the El Chanate Project. The permits were extended in June 2005. Pursuant to the extensions, once we file a notice that work has commenced, we have one year to prepare the site and construct the mine and seven years to mine and process ores from the site. We filed the notice on June 1, 2006. These permits also cover the operation of a heap-leach gold recovery system.

In 2005, we acquired 15 year rights of way for the current access road, and we acquired the right to purchase 81 hectares of land near the main highway. We have use of the land; however, our actual purchase of the land is conditioned upon the Ejido (local cooperative) privatizing the land, before the acquisition is finalized. We subsequently purchased an extension of our rights-of-way from 15 to 30 years. We have completed an access road on this land that will provide access for water and power lines. In addition to this road, we acquired a water concession, and our water well is located within a large regional aquifer. The 2005 feasibility study indicates our average life of mine water requirements, for ore processing only, will be about 94.6 million gallons per year (11.4 liters per second). The amount of water we are currently permitted to pump for our operations is approximately 71.3 million gallons per year (8.6 liters per second). Our currently permitted water rights may not be adequate for all of our total project needs over the entire course of our anticipated mining operations. We are looking into ways to rectify this issue.

In December 2005, MSR entered into a Mining Contract with a Mexican mining contractor, Sinergia Obras Civiles y Mineras, S.A. de C.V. (“Contractor”) The Mining Contract becomes effective if and when MSR sends the Contractor a formal Notice of Award. Pursuant to the Mining Contract, the contractor had the right to terminate the contract or modify its initial mining rates if it did not receive the formal Notice by June 1, 2006. MSR would not be obligated to proceed with the Mining Contract if those modified rates are unacceptable to it. In August 2006, the Mining Contract was amended to extend MSR’s right to deliver the Notice to November 1, 2006 and, provided that the Notice specifies a date of commencement of the Work (as defined in the contract) not later than February 1, 2007, the mining rates set forth in the Mining Contract will still apply; subject to adjustment for the rate of inflation between September 23, 2005 and the date of commencement of the Work. As consideration for these changes, we paid the Contractor $200,000 of the requisite advance payment discussed below. On November 1, 2006, MSR delivered the Notice of Award specifying January 25, 2007 as the date of commencement of Work.

Pursuant to the Mining Contract, the Contractor, using its own equipment, will generally perform all of the mining work (other than crushing) at the El Chanate Project for the life of the mine. Subsequent to delivery of the Notice to Proceed and prior to the commencement of any work by the Contractor, MSR must pay the Contractor a mobilization payment of $70,000, and must also make an advance payment of $520,000 to the Contractor (all of which has already been advanced). The advance payments are recoverable by MSR out of 100% of subsequent payments due to the Contractor under the Mining Contract. Pursuant to the Mining Contract, upon termination, the Contractor would be obligated to repay any portion of the advance payment that had not yet been recouped. The Contractor’s mining rates are subject to escalation on an annual basis. This escalation is tied to the percentage escalation in the Contractor’s costs for various parts for its equipment, interest rates and labor. One of the principals of the Contractor is one of the former principals of Grupo Minero FG S.A. de C.V. (“FG”). FG was our former joint venture partner.

In June 2006, MSR retained the contracting services of a Mexican subsidiary of M3 Engineering & Technology Corporation (“M3M”) to provide EPCM (engineering procurement construction management) services. M3M will supervise the construction and integration of the various components necessary to commence production at the El Chanate Project. The contracted services shall not exceed $1,200,000 and the contract is based on the EPCM services to be provided by M3M. As of October 24, 2006, approximately $346,000 has been billed pursuant to the contract.

In March 2006, we paid $250,000 as a down payment for a portion of a new crushing system capable of producing 7,500 metric tons per day of ore. The total cost for all of the crushing equipment (inclusive of site preparation and installation) will be approximately $4,000,000. In October 2006, we paid an additional $230,000 towards this equipment and we now have purchase orders for all of the new crushing system. As of the date of this report, we have issued purchase orders for all of the crushing equipment. We also retained Golder Associates, - a geotechnical engineering firm, for the detailed engineering of the leach pads and ponds. The engineering was completed in August 2006 and construction of the leach pads began in September 2006.

Our Current Plans for the El Chanate Project

Construction of the access road is complete and equipment can be moved to the property. Some road up grading will likely be required before very large equipment is moved to a final location. A crushing and conveying system has been selected and we plan purchase this equipment once project funding is complete.

Once financing is available we also plan to commence construction on the crushing, heap leaching, carbon handling and refining portions of the project. Also included in the construction phase will be installation of power and water lines. These construction phase activities will require some additional detailed engineering, but major parts of the project are turnkey and already have existing detailed engineering drawings. Some buildings for an office, chemical laboratory, warehouse and truck shops also will be built as part of the construction phase. Please see “Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations” for the anticipated costs of our activities over the next 12 months.

Our acquisition and ownership of the El Chanate Project

In June 2001, we purchased 100% of the issued and outstanding stock of Minera Chanate, S.A. de C.V. from AngloGold North America Inc. and AngloGold (Jerritt Canyon) Corp. Minera Chanate’s assets at the time of the closing of the purchase consisted of 106 exploitation and exploration concessions in the States of Sonora, Chihuahua and Guerrero, Mexico. By June of 2002, after property reviews and to minimize tax payments, the 106 had been reduced to 12 concessions. To cover certain non-critical gaps between concessions, three new concessions were located, and the number of concessions is now 16. These concessions are contiguous, totaling approximately 3,544 hectares (8,756 acres or 13.7 square miles). We sometimes refer to these concessions as the El Chanate concessions. Although there are 16 concessions, we only plan to mine two of these concessions at the present time. We sometimes refer to the planned operations on these two concessions as the El Chanate Project We also own outright 466 hectares (1,151 acres or 1.8 square miles) of surface rights at El Chanate and no third party ownership or leases exist on this fee land or the El Chanate concessions. In the future, assuming adequate funding is available, we plan on conducting exploration activities on some of the other concessions.

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

In February 2002, MSR, one of our wholly-owned Mexican affiliates, now the leasee of the El Chanate concessions, as discussed below, entered into a joint venture agreement with Grupo Minero FG S.A. de C.V. to explore, evaluate and develop the El Chanate concessions. Grupo Minero FG S.A. de C.V., referred to as FG, is a private Mexican company that owns and operates the La Colorada open-pit gold mine outside of Hermosillo in Sonora, Mexico.

Effective March 31, 2004, the joint venture agreement with FG was terminated. In consideration of FG’s contributions to the venture of $457,455, we issued to FG 2,000,000 restricted shares of our Common Stock valued at $800,000 and MSR issued to FG a participation certificate entitling FG to receive five percent of the MSR’s annual dividends, when declared. The participation certificate also gives FG the right to participate, but not to vote, in the meetings of MSR’s Board of Managers, Technical Committee and Partners. In September 2006, we repurchased the participation certificate from FG for $500,000 with FG retaining a 1% net profits interest in MSR, payable only after a total $20 million in net profits has been generated from operations at El Chanate. MSR also received a right of first refusal to carry out the works and render construction services required to effectuate the El Chanate Project. This right of first refusal is not applicable where a funding source for the project determines that others should render such works or services.

FG has assigned or otherwise transferred to MSR all permits, licenses, consents and authorizations (collectively, “authorizations”) for which FG had obtained in its name in connection with the development of the El Chanate Project to the extent that the authorizations are assignable. To the extent that the authorizations are not assignable or otherwise transferable, FG has given its consent for the authorizations to be cancelled so that they can be re-issued or re-granted in MSR’s name. The foregoing has been completed.

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

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2006.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a) Marketing Information -- The principal U.S. market in which our common shares (all of which are of one class, $.0001 par value Common Stock) are traded or will trade is in the over-the-counter market (Bulletin Board Symbol: "CGLD"). Our stock is not traded or quoted on any Automated Quotation System.

The following table sets forth the range of high and low closing bid quotes of our Common Stock per quarter for the past two fiscal years as reported by the OTC Bulletin Board (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessary represent actual transactions).

MARKET PRICE OF COMMON STOCK

Quarter Ending	High and Low

July 31, 2006	0.43	0.32
April 30, 2006	0.39	0.33
January 31, 2006	0.42	0.28
October 31, 2005	0.27	0.17

July 31, 2005	0.24	0.16
April 30, 2005	0.40	0.17
January 31, 2005	0.39	0.23
October 31, 2004	0.33	0.19

As of March 22, 2006, our Common Stock began trading on the Toronto Stock Exchange under the symbol "CGC." The high and low trading prices for our Common stock for the periods indicated below are as follows:

Period Ending	High and Low
	US$/CDN$	US$/CDN$
Quarter ended July 31, 2006	0.49/0.55	0.28/0.32
March 22 2006 - April 30, 2006	0.44/0.50	0.33/0.37

(b) Holders – The approximate number of record holders of our Common Stock, as of October 24, 2006 amounts to 1,513 inclusive of those brokerage firms and/or clearing houses holding our common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding is 132,785,127 as of October 24, 2006.

(c) Dividends – We had not paid or declared any cash dividends upon our Common Stock since inception and, by reason of our present financial status and our contemplated financial requirements, do not contemplate or anticipate paying any cash dividends upon our Common Stock in the foreseeable future.

On August 14, 2006, our Board of Directors declared a dividend (the "Dividend") of one Series B common share purchase right (a "Right") for each outstanding share of common stock. Each Right represents the right to purchase one one-thousandth of Series B Share. The Dividend is payable to holders of record on August 14, 2006. In connection with the Dividend, we entered into a Rights Agreement with American Stock Transfer & Trust Company as Rights Agent (the "Rights Agreement"), specifying the terms of the Rights. The Rights will impose a significant penalty upon any person or group that acquires beneficial ownership of 20% or more of our outstanding common stock without the prior approval of the Board. The Rights Agreement provides an exemption for any person who is, as of August 15, 2006, the beneficial owner of 20% or more of our outstanding common stock, so long as such person does not, subject to certain exceptions, acquire additional shares of our common stock after that date. The Rights Agreement will not interfere with any merger or other business combination approved by the Board.

During the quarter ended July 31, 2006, we issued 170,909 shares of stock upon the exercising of common stock purchase warrants and options for gross proceeds of $29,000, and, in addition, other issuances as previously reported in our prior periodic reports.

We did not repurchase any of our securities during the fiscal year ended July 31, 2006.

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of July 31, 2006.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of Outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
	(a)	(b)	(c)

Equity compensation plans approved by security holders:	–	–	-

Equity compensation plans not approved by security holders:	39,731,454	$0.27	N/A
Total	39,731,454	$0.27	N/A

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report.

Result of Operations

Fiscal year ended July 31, 2006 compared to fiscal year ended July 31, 2005

Net Loss

Our net loss for the year ended July 31, 2006 was approximately $4,805,000, an increase of $2,799,000 or 140% from the fiscal year ended July 31, 2005. The primary reasons for the increase in loss during the fiscal year ended July 31, 2006 was due to 1) an increase in mine related expenditures of $1,090,000 in the current period, 2) an increase in selling, general and administrative expenses of $1,130,000 as compared to the same period a year ago, 3) losses of $582,000 in the current period due to the change in fair value of our derivative instruments, 4) loss on sale of equipment in the current period of approximately $202,000, including commission, and 5) increase in stock compensation expense in the current period as compared to a year ago. Net loss per share was $0.04 and $0.03 for the fiscal year ended July 31, 2006 and 2005, respectively.

Revenues

We generated no revenues from mining operations during the fiscal years ended July 31, 2006 and 2005. There were de minimis non-operating revenues during the fiscal year ended July 31, 2006 and 2005 of approximately $184,000 and $46,000, respectively. These non-operating revenues primarily represent interest and miscellaneous income.

Mine Expenses

Mine expenses during the fiscal year ended July 31, 2006 were $1,941,000, an increase of $1,090,000 or 128% from the fiscal year ended July 31, 2005. The increase in mine expenses was primarily due to an increase in professional, engineering and consulting costs over the same period a year ago as we ramped up our engineering and planning on our El Chanate Project for production.

Selling, General and Administration Expense

Selling, general and administrative expenses during the fiscal year ended July 31, 2006 were $2,135,000, an increase of $1,130,000 or 112% from the fiscal year ended July 31, 2005. The increase in selling, general and administrative expenses resulted primarily from an increase in professional and consulting fees related to investor relations and accounting, listing fees with the TSX and travel expenses incurred during the fiscal year ended July 31, 2006. The increase also resulted from charges related to options granted to employees during the current period of approximately $272,000 due to the adoption of SFAS 123R.

Stock Compensation Expense

Stock based compensation during the fiscal years ended July 31, 2006 and 2005 was approximately $89,000 and $188,000, respectively. These charges resulted from options granted to non-employees for services rendered during the fiscal years ended July 31, 2006 and 2005.

Depreciation and Amortization

Depreciation and amortization expense during the fiscal years ended July 31, 2006 and 2005 was approximately $39,000 and 7,000, respectively. The primary reason for the increase was due to the addition of property and equipment placed into service during the current period, mostly related to the El Chanate Project.

Other Income and Expense

Other expense during the fiscal year ended July 31, 2006, was approximately $782,000. This was primarily due to us entering into two identically structured derivative contracts with Standard Bank in March 2006. Each derivative consisted of a series of forward sales of gold and a purchase gold cap. We agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We also agreed to a purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. Under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), these contracts must be carried on the balance sheet at their fair value, with changes to the fair value of these contracts reflected as Other Income or Expense. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

The first derivative was entered into on March 1, 2006 for a premium of $550,000; and the second was entered into on March 30, 2006 for a premium of $250,000. The gold price rose sharply in second quarter 2006, and was the primary reason for the decrease in premium on the derivative contracts. The change in fair value during the fiscal year ended July 31, 2006 reduced the carrying value on these derivative contracts by approximately $582,000, and was reflected as an other expense during the current period. There was no such transactions entered into during the same period in 2005.

During the fiscal year ended July 31, 2006, we also sold our Equipment Held for Resale and received proceeds, net of commissions, of $192,000. We recorded a loss on sale of this equipment of approximately $202,000.

Loss from Changes in Foreign Exchange Rates

During the fiscal year ended July 31, 2006, we recorded equity adjustments from foreign currency translations of approximately $49,000. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar.

Liquidity and Capital Resources; Plan of Operations

As of July 31, 2006, we had working capital of approximately $7,032,000. Our plans over the next 12 months primarily include the construction of the El Chanate open-pit gold mine in Mexico, commencement of gold production at this mine site and continued exploration.

Our planned activities over the next twelve months in Mexico, in order of priority, are as set forth below. The activities and the costs may vary materially, especially if there are significant increase in costs related to such items as fuel, construction materials and labor. As of October 24, 2006, we have paid approximately $6,200,000 of the costs listed in the table. The following costs are primarily derived from the 2005 Study as updated by M3 in August 2006.

Activity	Estimated Cost

Mexico

Crushing	3,950,000
Heap leaching	4,040,000
Carbon handling & refining	960,000
Power system	930,000
Water system	965,000
Trucks and other mining equipment	460,000
Engineering and planning	1,050,000
Ancillaries (building, shops, lab and road)	1,172,000
Owner’s costs	2,700,000
Working capital	1,600,000
General and administrative	210,000
Sub-total	$18,037,000

New York and Colorado

General, administrative and professional expenses	1,380,000
Total	$19,417,000

Historically, we have not generated any material revenues from operations and have been in a precarious financial condition. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have recurring losses from operations. Our primary source of funds used during the fiscal year ended July 31, 2006 was from the sale and issuance of equity securities during fiscal 2005 and 2006. We anticipate that our operations through fiscal 2007 will be funded from the balance of the proceeds from these placements, sale of our securities (possibly through the exercising of certain options and warrants) and the loan proceeds from the credit agreement entered into in August 2006 with Standard Bank Plc. The private placements of our securities and the Standard Bank credit agreement are discussed below.

2006 Private Placements & Warrant Exercises

We closed two private placements in 2006 pursuant to which we issued an aggregate of 21,240,000 units, each unit consisting of one share of our common stock and a warrant to purchase ¼ of a share of our common stock for net proceeds of $4,999,500, net of commissions of $310,500. We also received net proceeds of $2,373,570, net of commissions of $206,430, from the exercising of 8,600,000 warrants in February 2006. The Warrant issued to each purchaser is exercisable for one share of our common stock, at an exercise price equal to $0.30 per share. Each Warrant has a term of eighteen months and is fully exercisable from the date of issuance. We issued to the placement agent in one of the placements eighteen month warrants to purchase up to 934,000 shares of our common stock at an exercise price of $0.25 per share. Such placement agent warrants are valued at approximately $189,000 using the Black-Scholes option pricing method.

February 2005 Private Placement

In the private placement that closed in February 2005, we issued 27,200,004 units, each unit consisting of one shares of our Common Stock and one Common Stock Purchase Warrant for an aggregate gross purchase price of approximately $6.8 million and we received approximately $6.2 million in net proceeds. The Warrant issued to each purchaser was originally exercisable for one share of our Common Stock, at an exercise price equal to $0.30 per share. We temporarily lowered the exercise price of the Warrants to $0.20 per shares for the period commencing on November 28, 2005 and ending on January 31, 2006, after which time the exercise price increased back to $0.30 per share   Each Warrant has a term of two years and is fully exercisable from the date of issuance. We issued to the placement agent two year warrants to purchase up to 2,702,000 shares of our Common Stock at an exercise price of $0.25 per share. Such placement agent warrants are valued at approximately $414,000 using the Black-Scholes option pricing method.

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

Project Finance Credit Facility

On August 15, 2006, we entered into a credit agreement (the “Credit Agreement”) involving our wholly-owned subsidiaries MSR and Oro, as borrowers, us, as guarantor, and Standard Bank plc (“Standard Bank”), as the lender and the offshore account holder. Under the Credit Agreement, MSR and Oro have agreed to borrow money in an aggregate principal amount of up to US$12.5 million (the “Loan”) for the purpose of constructing, developing and operating our El Chanate Project (the “Mine”). We are guaranteeing the repayment of the loan and the performance of the obligations under the Credit Agreement. The Loan is scheduled to be repaid in fourteen quarterly payments with the first principal payment due after certain Mine start-up production and performance criteria are satisfied, which we believe will occur in the first calendar quarter of 2008. The Loan bears interest at LIBOR plus 4.00%, with LIBOR interest periods of 1, 2, 3 or 6 months and with interest payable at the end of the applicable interest period.

The Credit Agreement contains covenants customary for a project financing loan, including but not limited to restrictions (subject to certain exceptions) on incurring additional debt, creating liens on our property, disposing of any assets, merging with other companies and making any investments. We are required to meet and maintain certain financial covenants, including (i) a debt service coverage ratio of not less than 1.2 to 1.0, (ii) a projected debt service coverage ratio of not less than 1.2 to 1.0, (iii) a loan life coverage ratio of at least 1.6 to 1.0, (iv) a project life coverage ratio of at least 2.0 to 1.0 and (v) a minimum reserve tail. We are also required to maintain a certain minimum level of unrestricted cash, and upon meeting certain Mine start-up production and performance criteria, MSR and Oro will be required to maintain a specified amount of cash as a reserve for debt repayment.

The Loan is secured by all of the tangible and intangible assets and property owned by MSR and Oro pursuant to the terms of a Mortgage Agreement, a Non-Possessory Pledge Agreement, an Account Pledge Agreement and certain other agreements entered into in Mexico (the “Mexican Collateral Documents”). As additional collateral for the Loan, we, together with our subsidiary, Leadville Mining & Milling Holding Corporation, have pledged all of our ownership interest in MSR and Oro. In addition to these collateral arrangements, MSR and Oro are required to deposit all proceeds of the Loan and all cash proceeds received from operations and other sources in an offshore, controlled account with Standard Bank. Absent a default under the loan documents, MSR and Oro may use the funds from this account for specific purposes such as approved project costs and operating costs.

As part of the fee for entering into and closing the Credit Agreement, we have issued to Standard Bank 1,150,000 shares of our restricted common stock and a warrant for the purchase of 12,600,000 shares of our common stock at an exercise price of $0.317 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Agreement. Previously, pursuant to the mandate and commitment letter for the facility, we issued to Standard Bank 1,000,000 shares of our restricted common stock and a warrant for the purchase of 1,000,000 shares of our common stock at an exercise price of $0.32 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Agreement. We have registered for public resale the 1,000,000 shares and the 1,000,000 shares issuable upon exercise of warrants issued to Standard Bank pursuant to the mandate and commitment letter and we have agreed to register for resale the shares and the shares issuable upon exercise of the warrants issued to Standard at the closing of the Credit Agreement. We recorded the issuance of the 1,000,000 shares of common stock as deferred financing costs of approximately $270,000 as a reduction of stockholders' equity on our balance sheet as of July 31, 2006. The issuance of these shares was recorded at the fair market value of our common stock at the commitment letter date or $0.27 per share. In addition, the warrants have been valued at approximately $253,000 using again the Black-Scholes option pricing model and are reflected as deferred financing costs as a reduction of stockholders' equity on our balance sheet as of July 31, 2006.

In March 2006, we entered into a gold price protection arrangement with Standard Bank to protect us against future fluctuations in the price of gold. We agreed to a series of gold forward sales and call option purchases in anticipation of entering into the Credit Agreement. Under the price protection agreement, we have agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We will also purchase call options from Standard Bank on a quarterly basis during this same period covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. We paid a fee to Standard Bank in connection with the price protection agreement. In addition, we provided aggregate cash collateral of approximately $4.3 million to secure our obligations under this agreement. The cash collateral was returned to us after the Credit Agreement was executed in August 2006.

On October 10, 2006, we completed the initial draw down on our credit facility from Standard Bank receiving proceeds of $1,250,000. We anticipate using these proceeds for the repurchase of the 5% net profits interest formerly held by FG and to continue the mine development at the El Chanate Project.

On October 11, 2006, after the end of the fiscal year, and prior to our initial draw on the Credit Facility, we entered into interest rate swap agreements in accordance with the terms of the Credit Facility, which requires that we hedge at least 50 percent of our outstanding debt under this facility. The agreements entered into cover $9,375,000 or 75% of the outstanding debt. Both swaps covered this same notional amount of $9,375,000, but over different time horizons. The first covered the six months commencing October 11, 2006 and a termination date of March 31, 2007 and the second covering the period from March 30, 2007 and a termination date of December 31, 2010. We intend to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as we deem appropriate. However, any use of interest rate derivatives will be restricted to use for risk management purposes.

To the extent that the balance of funds from the private placements and the proceeds from the credit facility are not adequate for our needs and we need to obtain additional capital to complete the mine, commence operations, cover any material cost overruns, cover ongoing general and administrative expenses and/or fund exploration, management intends to raise such funds through the sale of our securities (including, possibly, from the exercise of outstanding warrants), the sale of a royalty interest in the future production from the Chanate properties and/or joint venturing with one or more strategic partners. We cannot assure that, if we need additional funding, such funding will be available. If we need additional funding but are unable to obtain it from outside sources, we will be forced to reduce or curtail our operations. Please see “We lack operating cash flow and rely on external funding sources. If we are unable to continue to obtain needed capital from outside sources until we are able to generate positive cash flow from operations, we will be forced to reduce or curtail our operations” in “Part I, Item 1, Description of Business; Risk Factors.”

Environmental and Permitting Issues

Management does not expect that environmental issues will have an adverse material effect on our liquidity or earnings. In Mexico, although we must continue to comply with laws, rules and regulations concerning mining, environmental, health, zoning and historical preservation issues, we are not aware of any significant environmental concerns or existing reclamation requirements at the El Chanate concessions. We received the required Mexican government permits for construction, mining and processing the El Chanate ores in January 2004. The permits were extended in June 2005. Pursuant to the extensions, once we file a notice that work has commenced, we have one year to prepare the site and construct the mine and seven years to mine and process ores from the site. We filed the notice on June 1, 2006. We received the explosive permit from the government in August 2006. This permit expires on December 31, 2006, and we are in the renewal process for 2007.

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

We do include in all our internal revenue and cost projections a certain amount for environmental and reclamation costs on an ongoing basis. This amount is determined at a fixed amount of $0.13 per metric tonne of material to be milled on a continual, ongoing basis to provide primarily for reclaiming tailing disposal sites and other reclamation requirements. At this time, there do not appear to be any environmental costs to be incurred by us beyond those already addressed above. No assurance can be given that environmental regulations will not be changed in a manner that would adversely affect our planned operations. Although, we have not yet initiated production, we have estimated the reclamation costs for the El Chanate site to be approximately $2.1 million. These costs would be accrued proportionately over the estimated mine life of 7 years.

Equipment Disposition

In June 2005, we purchased used crushing equipment for approximately $325,500. We spent about $68,329 disassembling, transporting and inspecting the equipment. However, in late summer 2005, we determined to use new rather than used crushing equipment. In May 2006, we sold this crushing equipment held for resale and received proceeds, net of commissions, of $192,000. We recorded a loss on sale of this equipment of approximately $202,000 during the fiscal year ended July 31, 2006.

Contractual Obligations as of July 31, 2006

Lease Commitments

We occupy office space in New York City under a non cancelable operating lease that commenced on September 1, 2002 and terminates on August 31, 2007. In addition to base rent, the lease calls for payment of utilities and other occupancy costs.

Approximate future minimum payments under this lease are as follows:
Year Ending July 31,

2007	51,000
2008	4,200
$55,200
Rent expense under the office lease in New York City was approximately $63,000 and $63,000 for the years ended July 31, 2006 and 2005, respectively.

In June 2006, MSR retained the contracting services of a Mexican subsidiary of M3 Engineering & Technology Corporation (“M3M”) to provide EPCM (engineering procurement construction management) services. M3M will supervise the construction and integration of the various components necessary to commence production at the El Chanate Project. The contracted services shall not exceed $1,200,000 and the contract is based on the EPCM services to be provided by M3M. As of October 24, 2006, approximately $346,000 has been billed pursuant to the contract.

New Accounting Pronouncements

During December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). On April 14, 2005, the Securities and Exchange Commission issued an amendment to Rule 4-01 of Regulation S-X that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 as originally required. Accordingly, we adopted SFAS 123R effective January 1, 2006 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date base on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In addition, we expect to continue to utilize the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees.

Beyond those restricted stock and stock option awards previously granted, we cannot predict with certainty the impact of SFAS 123R on its future consolidated financial statements as the type and amount of such awards are determined on an annual basis and encompass a potentially wide range depending upon the compensation decisions made by our Board of Directors. SFAS 123R also requires the benefits of tax deductions in excess of compensation cost recognized in the financial statements to be reported as a financing cash flow, rather than an operating cash flow as currently required under Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). This requirement, to the extent it exists, will decrease net operating cash flows and increase net financing cash flows in periods subsequent to adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options. We believe this pronouncement will not have a material impact on our consolidated financial statements.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses the view of the SEC Staff regarding the interaction of SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. We believe that the views provided in SAB 107 are consistent with the approach taken in the valuation and accounting associated with share-based compensation issued in prior periods as well as those issued during 2005.

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 05-02 “The Meaning of “Conventional Convertible Debt Instrument” in EITF Issue 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock”, which retains the exception in paragraph 4 of EITF Issue No. 00-19 for conventional debt instruments. Those instruments in which the holder has an option to convert the instrument into a fixed number of shares (or a corresponding amount of cash at the issuer’s discretion) and its ability to exercise the option is based on either (a) the passage of time or (b) a contingent event, should be considered “conventional” for purposes of applying that exception. The consensus should be applied on a prospective basis for new or modified instruments starting from the third quarter of 2005. When there is a modification of a convertible debt instrument, the change in the fair value of an embedded conversion option should be included in the analysis of determining whether a debt extinguishment has occurred. The change in the fair value of the embedded conversion option is calculated as the difference between the fair value of the conversion option immediately prior to and after the modification. Also, when a modification of a convertible debt instrument occurs, the change in the fair value of the embedded conversion prior should be recognized as a discount (or premium) with a corresponding increase (or decrease) in additional paid-in capital. Lastly, a beneficial feature should not be recognized or reassessed upon modification of a convertible debt instrument. The adoption of EITF No. 05-02 is not expected to have a material effect on our consolidated financial statements or results of operations.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was adopted in the first quarter of 2006. We have determined that the adoption of SFAS No. 151 will not have a material impact on the consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153”), “Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29.” SFAS 152 addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 “Accounting for Non-monetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS 153, we adopted this new accounting standard effective July 1, 2005. The adoption of SFAS 153 did not have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application is impractical. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate that the adoption of SFAS No. 154 will have a material impact on our results of operations or financial position.

Disclosure About Off-Balance Sheet Arrangements

On October 11, 2006, prior to the initial draw on our Credit Facility, we entered into interest rate swap agreements with total notional amounts of $18,750,000 in accordance with the terms of the Credit Facility. There was one six month swap contract totaling $9,375,000 (75% of the outstanding debt) with an effective date of October 11, 2006 and a termination date of March 31, 2007 and one three-year nine month swap contract totaling $9,375,000 (75% of the outstanding debt) with an effective date of March 30, 2007 and a termination date of December 31, 2010. These swaps were entered into for the purpose of hedging a portion of our variable interest expenses. Although we are required by our lenders to hedge at least 50% of the outstanding debt, we retain the authority to hedge a larger share of this exposure, and we will use discretion in managing this risk as market conditions vary over time. We only issue and/or hold derivative contracts for risk management purposes.

We do not have any other transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

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

Impairment of Long-Lived Assets

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

Environmental Remediation Costs

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs incurred or accrued at July 31, 2006.

Stock Based Compensation

In connection with offers of employment to our executives as well as in consideration for agreements with certain consultants, we issue options and warrants to acquire our common stock. Employee and non-employee awards are made in the discretion of the Board of Directors.

Effective February 1, 2006, we adopted the provisions of SFAS No. 123R. Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. We adopted the provisions of FAS 123R using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because we previously adopted only the pro forma disclosure provisions of SFAS 123, we will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by FAS 123R.

Accounting for Derivatives and Hedging Activities

We entered into two identically structured derivative contracts with Standard Bank in March 2006. Each derivative consisted of a series of forward sales of gold and a purchase gold cap. We agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We also agreed to a purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. Although these contracts are not designated as hedging derivatives, they serve an economic purpose of protecting us from the effects of a decline in gold prices. Because they are not designated as hedges, however, special hedge accounting does not apply. Derivative results are simply marked to market through earnings, with these effects recorded in other income or other expense, as appropriate under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”).

On October 11, 2006, after the end of the fiscal year, and prior to our initial draw on the Credit Facility, we entered into interest rate swap agreements in accordance with the terms of the Credit Facility, which requires that we hedge at least 50 percent of our outstanding debt under this facility. The agreements entered into cover $9,375,000 or 75% of the outstanding debt. Both swaps covered this same notional amount of $9,375,000, but over different time horizons. The first covered the six months commencing October 11, 2006 and a termination date of March 31, 2007 and the second covering the period from March 30, 2007 and a termination date of December 31, 2010. We intend to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as we deem appropriate. However, any use of interest rate derivatives will be restricted to use for risk management purposes.

We use variable-rate debt to finance a portion of the El Chanate Project. Variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. As a result of these arrangements, we will continuously monitor changes in interest rate exposures and evaluate hedging opportunities. Our risk management policy permits us to use any combination of interest rate swaps, futures, options, caps and similar instruments, for the purpose of fixing interest rates on all or a portion of variable rate debt, establishing caps or maximum effective interest rates, or otherwise constraining interest expenses to minimize the variability of these effects.

The interest rate swap agreements will be accounted for as cash flow hedges, whereby “effective” hedge gains or losses are initially recorded in other comprehensive income and later reclassified to the interest expense component of earnings coincidently with the earnings impact of the interest expenses being hedged. “Ineffective” hedge results are immediately recorded in earnings also under interest expense. No component of hedge results will be excluded from the assessment of hedge effectiveness. The amount expected to be reclassified from OCI to earnings during the 12 months ending July 31 2007 from these two swaps was determined to be immaterial.

We are exposed to credit losses in the event of non-performance by counterparties to these interest rate swap agreements, but we do not expect any of the counterparties to fail to meet their obligations. To manage credit risks, we select counterparties based on credit ratings, limits our exposure to a single counterparty under defined guidelines, and monitor the market position with each counterparty as required by SFAS 133.

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	First Became Director	Position

Gifford A. Dieterle	74	9/82	President, Treasurer, Chief Financial Officer & Chairman of the Board

Christopher Chipman	33		Chief Financial Officer

Robert Roningen	71	9/93	Director, Senior Vice President, Secretary

Jack V. Everett	85	1/95	Director, Vice President - Exploration

Roger A. Newell	63	8/00	Director, Vice President -Development

Jeffrey W. Pritchard	48	1/00	Director, Vice President -Investor Relations

John Brownlie	57		Vice President - Operations

J. Scott Hazlitt	54		Vice President - Mine Development

Ian A. Shaw	66	3/06	Director

John Postle	65	3/06	Director

Mark T. Nesbitt	61	3/06	Director
Directors are elected at the meeting of shareholders called for that purpose and hold office until the next stockholders meeting called for that purpose or until their resignation or death. Officers of the corporation are elected by the directors at meetings called by the directors for its purpose.

GIFFORD A. DIETERLE, President, Treasurer and Chairman of our Board of Directors. Mr. Dieterle was appointed President in September 1997 and has been an officer and Chairman since 1981. He was our Chief Financial Officer from 1981 to March 1, 2006. He has a M.S. in Geology obtained from New York University. From 1977 until July 1993, he was Chairman, Treasurer, and Executive Vice-President of Franklin Consolidated Mining Company. From 1965 to 1987, he was lecturer in geology at the City University of N.Y. (Hunter Division). Mr. Dieterle has been Secretary-Treasurer of South American Minerals Inc. since 1997 and a director of that company since 1996.

CHRISTOPHER M. CHIPMAN, Chief Financial Officer. Mr. Chipman has been our Chief Financial Officer since March 1, 2006. Since November 2000, Mr. Chipman has been a managing member of Chipman & Chipman, LLC, a consulting firm that assists public companies with the preparation of periodic reports required to be filed with the Securities and Exchange Commission and compliance with Section 404 of the Sarbanes Oxley Act of 2002. The firm also provides outsourced financial resources to clients assisting in financial reporting, forecasting and accounting services. Mr. Chipman is a CPA and, from 1996 to 1998, he was a senior accountant with the accounting firm of Grant Thornton LLP. Mr. Chipman was the Controller of Frontline Solutions, Inc., a software company (March 2000 to November 2000); a Senior Financial Analyst for GlaxoSmithKline (1998-2000); and an Audit Examiner for Wachovia Corporation (1994-1996). He received a B.A. in Economics from Ursinus College in 1994. He is a member of the American and Pennsylvania Institute of Certified Public Accountants. Mr. Chipman devotes approximately 50% of his time to our business.

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

JACK V. EVERETT, Vice President - Exploration and Director since 1995. He has been a consulting mining geologist since 1971, with expertise in all phases of exploration for base and precious metals. Following his 1947 graduation from Michigan State University, he was District Geologist for Pickands Mather & Company on the Cuyuna Iron Range, Minnesota. From 1951 to 1970, he was Chief Geologist and Exploration Manager for W.S. Moore Company, Duluth, Minnesota an iron mining company with gold and base metal sulfide holdings in the U.S. and Canada.

ROGER A. NEWELL, Vice President - Development and Director, has been in the mining industry for over 30 years. From 1974 through 1977, he was a geologist with Kennecott Copper Corporation. From 1977 through 1989, he served as Exploration Manager/Senior Geologist for the Newmont Mining Corporation and, from 1989 through 1995, was the Exploration Manager for Gold Fields Mining Company. He was Vice President Development, for Western Exploration Company from 1997 through 2000. Since 1995, he has been a senior consultant in the Minerals Advisory Group LLC, Tucson, Arizona, a company that provides technical and engineering advice to clients regarding mineral projects. He has been self-employed as a geologist since 2001. He has a M.Sc. from the Colorado School of Mines and a Ph.D. in mining and mineral exploration from Stanford University.

JOHN BROWNLIE, Vice President - Operations, has worked for us since May 2006 and is in charge of supervising the construction, start-up and operation of the mine. Mr. Brownlie provided team management for mining projects requiring technical, administrative, political and cultural experience over his 28 year mining career. From 2000 to 2006, Mr. Brownlie was a consultant providing mining and mineral related services to various companies including SRK, Oxus Mining plc and Cemco Inc. From 1995 to 2000, he was the General Manager for the Zarafshan-Newmont Joint Venture in Uzbekistan, a one-million tonne per month heap leach plant which produced over 400,000 ounces of gold per year. From 1988 to 1995, Mr. Brownlie served as the Chief Engineer and General Manager for Monarch Resources in Venezuela, at both the El Callao Revemin Mill and La Camorra gold projects. Before that, was a resident of South Africa and associated with numerous mineral projects across Africa. He is also a mechanical engineer and fluent in Spanish.

JEFFREY W. PRITCHARD, Vice President - Investor Relations and Director, has worked for us since 1996. He has been in the marketing/public relations field since receiving a Bachelor’s degree from the State University of New York in 1979. Jeff has served as the Director of Marketing for the New Jersey Devils (1987-1990) and as the Director of Sales for the New York Islanders (1985-1987). He also was an Executive Vice President with Long Island based Performance Network, a marketing and publishing concern from 1990 through 1995.

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

IAN A. SHAW is a member of our Board of Directors and the Board’s Audit Committee. He has been Managing Director of Shaw & Associates since 1993. Shaw & Associates is a corporate services consulting firm specializing in corporate finance, regulatory reporting and compliance with clients that are typically public companies in the resource industry. Since April 2006, Mr. Shaw has been the Chief Financial Officer of Centenario Copper Corporation, a corporation with copper properties in Chile. From 2000 to 2003, he was Vice President of Finance and Chief Financial Officer of Defiance Mining Corporation (formerly Geomaque Explorations Inc.), a company operating gold mines in Mexico and Honduras. Mr. Shaw has over 30 years of experience in the mining industry during which time he was an officer of the following companies: Blackhawk Mining Inc., Curragh Inc. and Sherritt Gordon Mines Inc. He currently is a director or officer of the following public companies: Metallica Resources Inc., Pelangio Mines Inc. and Unor Inc. Mr. Shaw is a Chartered Accountant and received a B. Comm. from Trinity College at the University of Toronto in 1964.

JOHN POSTLE is a member of our Board of Directors and the Board’s Audit Committee. He is Consulting Mining Engineer associated with Roscoe Postle Associates Inc., an entity in which he was a founding partner in 1985 and a former principal. Mr. Postle provides mining consulting services to a number of international financial institutions, corporations, utilities and law firms. He worked for Cominco Ltd (1965-1970), Falconbridge Ltd (1970-1975) and D.S. Robertson and Associates (1976-1985) at a number of open pit and underground operations in both operating and planning capacities. Mr. Postle is a Past Chairman of the Mineral Economics Committee of the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”), and was appointed a Distinguished Lecturer of the CIM in 1991. In 1997, he was awarded the CIM Robert Elver Mineral Economics Award. He is currently Chairman of a CIM Standing Committee on Ore Reserve Definitions. Mr. Postle has a B.A.Sc. Degree in Mining Engineering from the University of British Columbia in 1965 and a M.Sc. Degree in Earth Sciences from Stanford University in 1968.

MARK T. NESBITT is a member of our Board of Directors and the Board’s Audit Committee. Since 1988, he has been a natural resources attorney in Denver, Colorado specializing in domestic and international mining transactions, agreements, negotiations, title due diligence, corporate and general business counsel. Mr. Nesbitt has been an Adjunct Professor at the University of Denver School of Law's since 2001, is an active member of the Rocky Mountain Mineral Law Foundation, having served as a Trustee from 1987 to 1993, and from 2003 to the present, co-chairman of the Foundation's Mining Law and Investment in Latin America, and Chairman of the same institute in 2003, and Chairman of the Foundation's first Land and Permitting Special Institute in 1994. He also has served continuously over the years on the Foundation's Special Institutes Committee, Long Range Planning Committee, and numerous other committees. Mr. Nesbitt is a member of the International, American, Colorado and Denver Bar Associations, Rocky Mountain Mineral Law Foundation, International Mining Professionals Society (Treasurer since 2000), and the Colorado Mining Association. He is also a former Director of the Colorado Mining Association and past President of the Rocky Mountain Association of Mineral Landmen. He received a B.S. degree in Geology from Washington State University in 1968 and a J.D. from Gonzaga University School of Law in 1975.

Key Employee

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934

To our knowledge, during the fiscal year ended July 31, 2006, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, except that, Robert Roningen, filed a Form 4 late for one transaction, Scott Hazlitt filed a Form 4 late for one transaction, Messrs. Shaw, Nesbitt and Postle filed their Forms 3 late, RAB Special Situations (Master) Fund Ltd filed its Form 3 late and filed a Form 4 with regard to five transactions late.

Audit Committee Financial Expert

Ian Shaw serves as the financial expert, as defined in Securities and Exchange Commission rules, on our Audit Committee.

Changes to Director nominee procedures

In August 2006, we amended our bylaws to require stockholders that seek to bring business before a meeting of stockholders, including nominations of candidates for election as directors, to provide notice of such business to us not less than 90 days nor more than 120 days prior to the date of the meeting (provided that, in the event that public disclosure of the meeting date is first made less than 120 days prior to the meeting date, such notice must be received by us not later than the close of business on the tenth day following such public disclosure). With regard to nominations of persons for election to the Board of Directors, the notice must set forth (a) as to each proposed nominee, (i) the name, age, business address and residence address of the nominee, (ii) the principal occupation or employment of the nominee, (iii) the number of our shares owned beneficially or of record by the nominee and (iv) any other information relating to the nominee that would be required to be disclosed in a proxy statement to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); and (b) as to the Stockholder giving the notice, (i) the name and record address of such Stockholder, (ii) the number of our shares owned beneficially or of record by such Stockholder, (iii) a description of all arrangements or understandings between such Stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such Stockholder, (iv) a representation that such Stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice and (v) any other information relating to such Stockholder that would be required to be disclosed in a proxy statement to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act. Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.

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

Item 10. Executive Compensation

The following table shows all the cash compensation paid or to be paid by us or any of our subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to our Chief Executive Officer, Gifford A. Dieterle, and (ii) the only executive officers other than the CEO who was serving as an executive officer at the end of the last completed fiscal year and whose total annual salary and bonus exceeded $100,000 (collectively, the “Named Executives”).

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus ($)	Other Annual Compensation($)	Restricted Stock Award($)	Options SARs	LTIP Payouts($)	All Other Compensation(i)
Gifford A. Dieterle	2006	169,000	-0-	-0-	-0-	1,500,000*	-0-	-0-
Chief Executive	2005	123,000	-0-	-0-	-0-	-0-	-0-	-0-
Officer	2004	104,000	20,000	-0-	-0-	250,000	-0-	-0-

J. Scott Hazlitt	2006	101,000	-0-	-0-	-0-	25,000	-0-	-0-
Vice President	2005	97,000	-0-	-0-	-0-	-0-	-0-	-0-
Mine Development	2004	96,000	-0-	-0-	-0-	-0-	-0-	-0-

* 250,000 shares issuable upon exercise of options, which options cannot be exercised unless and until the options have been approved by our stockholders.

The following table sets forth information with respect to the Named Executives concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
 Individual Grants

(a)	(b)	(c)	(d)		(e)
Name	Options/SARs Granted	Percent of Total Options/SARs Granted to Employee in Fiscal Year	Exercise or Base Price ($/SH)		Expiration Date

Gifford A. Dieterlie	1,250,000	22.4%	$	. 05	1/3/2007
Gifford A. Dieterlie*	250,000	4.5%	$	. 32	7/31/2008
J. Scott Hazlitt	25,000	0.4%		$.05	1/3/2007

* Shares issuable upon exercise of options, which options cannot be exercised unless and until the options have been approved by our stockholders.

The following table sets forth information with respect to the Named Executives concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized	Number of Unexercised Options/SARs at FY-End(#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End(#) Exercisable/ Unexercisable

Gifford A. Dieterlie*	200,000	44,000	1,550,000	$308,500
J. Scott Hazlitt	300,000	75,000	25,000	$7,000

* Includes 250,000 shares issuable upon exercise of options, which options cannot be exercised unless and until the options have been approved by our stockholders.

Director Compensation

Our Independent Directors each receive a fee of $1,000 per month. Otherwise, Directors are not compensated for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Employment and Change of Control Agreements

Effective July 31, 2006, we entered into employment agreements with the following executive officers: Gifford A. Dieterle, our President and Treasurer, Roger A. Newell, our Vice President of Development, Jack V. Everett, our Vice President of Exploration, and Jeffrey W. Pritchard, our Vice President of Investor Relations.

The agreements run for a period of three years and automatically renew for successive one-year periods unless we or the executive provides the other party with written notice of our or his intent not to renew at least 30 days prior to the expiration of the then current employment period.

Mr. Dieterle is entitled to a base annual salary of at least $180,000 and each of the other executives is entitled to a base annual salary of at least $120,000. Each executive is entitled to a bonus or salary increase in the sole discretion of our board of directors. In addition, each of the executives received two year options to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $0.32 per share (the closing price on July 31, 2006).

We have the right to terminate any executive’s employment for cause or on 30 days’ prior written notice without cause or in the event of the executive’s disability (as defined in the agreements). The agreements automatically terminate upon an executive’s death. “Cause” is defined in the agreements as (1) a failure or refusal to perform the services required under the agreement; (2) a material breach by executive of any of the terms of the agreement; or (3) executive’s conviction of a crime that either results in imprisonment or involves embezzlement, dishonesty, or activities injurious to us or our reputation. In the event that we terminate an executive’s employment without cause or due to the disability of the executive, the executive will be entitled to a lump sum severance payment equal to one month’s salary, in the case of termination for disability, and up to 12 month’s salary (depending upon years of service), in the case of termination without cause.

Each executive has the right to terminate his employment agreement on 60 days’ prior written notice or, in the event of a material breach by us of any of the terms of the agreement, upon 30 days’ prior written notice. In the event of a claim of material breach by us of the agreement, the executive must specify the breach and our failure to either (i) cure or diligently commence to cure the breach within the 30 day notice period, or (ii) dispute in good faith the existence of the material breach. In the event that an agreement terminates due to our breach, the executive is entitled to severance payments in equal monthly installments beginning in the month following the executive’s termination equal to three month’ salary plus one additional month’s salary for each year of service to us. Severance payments cannot exceed 12 month’s salary.

In conjunction with the employment agreements, our board of directors deeming it essential to the best interests of our stockholders to foster the continuous engagement of key management personnel and recognizing that, as is the case with many publicly held corporations, a change of control might occur and that such possibility, and the uncertainty and questions which it might raise among management, might result in the departure or distraction of management personnel to the detriment of our company and our stockholders, determined to reinforce and encourage the continued attention and dedication of members of our management to their engagement without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control of our company, we entered into identical agreements regarding change in control with the executives. Each of the agreements regarding change in control continues through December 31, 2009 and extends automatically to the third anniversary thereof unless we give notice to the executive prior to the date of such extension that the agreement term will not be extended. Notwithstanding the foregoing, if a change in control occurs during the term of the agreements, the term of the agreements will continue through the second anniversary of the date on which the change in control occurred. Each of the agreements entitles the executive to change of control benefits, as defined in the agreements and summarized below, upon his termination of employment with us during a potential change in control, as defined in the agreements, or after a change in control, as defined in the agreements, when his termination is caused (1) by us for any reason other than permanent disability or cause, as defined in the agreement (2) by the executive for good reason as defined in the agreements or, (3) by the executive for any reason during the 30 day period commencing on the first date which is six months after the date of the change in control. Each executive would receive a lump sum cash payment of three times his base salary and outplacement benefits. Each agreement also provides that the executive is entitled to a payment to make him whole for any federal excise tax imposed on change of control or severance payments received by him.

In May 2006, we entered into an employment agreement with John Brownlie, pursuant to which Mr. Brownlie serves as Vice President Operations. Mr. Brownlie receives a base annual salary of $150,000 and is entitled to annual bonuses. Upon his employment, he received options to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $.32 per share. 50,000 options vested immediately and the balance vest upon our achieving “Economic Completion” as that term will be defined in the loan agreement with Standard Bank plc (when we have commenced mining operations and have been operating at anticipated capacity for 60 to 90 days). The term of the options is two years from the date of vesting. The agreement runs for an initial two year period and automatically renews thereafter for additional one year periods unless terminated by either party within 30 days of a renewal date. We can terminate the agreement for cause or upon 30 days notice without cause. Mr. Brownlie can terminate the agreement upon 60 days notice without cause or, if there is a breach of the agreement by us that is not timely cured, upon 30 days notice. In the event that we terminate him without cause or he terminates due to our breach, he will be entitled to certain severance payments.

Pursuant to a September 1, 2006 amended consulting agreement, Christopher Chipman is engaged as our Chief Financial Officer. Pursuant to the agreement, Mr. Chipman devotes approximately 50% of his time to our business. He receives a monthly fee of $10,000. The agreement runs for an initial one year period, and is renewable thereafter for an additional year. Mr. Chipman can terminate the Agreement on 60 days notice. In conjunction with the amended consulting agreement, we entered into a change of control agreement similar to the agreements entered into with other executive officers; except that Mr. Chipman’s agreement renews annually and his benefits are based upon one times his base annual fee.

In connection with the original engagement agreement with Mr. Chipman, in March 2006, Mr. Chipman received a two year option to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $.34 per share. The option vests at the rate of 10,000 shares per month. Notwithstanding the foregoing, the options are not exercisable unless and until the issuance of the options is approved by our stockholders.

Please also see “Part III, Item 12. Certain Relationships and Related Transactions” below.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of October 24, 2006, the number and percentage of outstanding shares of Common Stock beneficially owned by:

•	Each person, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of our issued and outstanding Common Stock;
•	each of our Directors and the Named Executives; and
•	all of our officers and Directors as a group.

As of the foregoing date, there were no other persons, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of the issued and outstanding Common Stock.

This table is based upon information supplied by Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission, and information obtained from our directors and named executives. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock which such person has the right to acquire within 60 days of October 24, 2006. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named in the table, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, we believe, based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares Common Stock which they beneficially own. Unless otherwise noted, the address of each of the principal stockholders is care of us at 76 Beaver Street, 26th floor, New York, NY10005.

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Approximate Percentage(1)(2)

Gifford A. Dieterle*	2,650,000(2)(4)	2.0%

Jack Everett* 534 Observatory Drive Colorado Springs, CO 80904	1,300,000(3)(4)	1.0%

Robert Roningen* 2955 Strand Road Duluth, MN 55804	2,143,750(2)(5)	1.6%

Jeffrey W. Pritchard*	956,354(2)(4)	**

Christopher Chipman* 4014 Redwing Lane Audubon, PA 19407	-0-(4)	0.0%

Roger A Newell* 1781 South Larkspur Drive Golden, CO 80401	1,477,273(2)(4)	1.1%

John Brownlie* 6040 Puma Ridge Littleton, CO 80124	-0-(4)	0.0%

Scott Hazlitt* 9428 W. Highway 50 Salida. CO 81201	1,025,000(2)	**

Ian A. Shaw* 20 Toronto Street, 12 Floor Toronto, Ontario M5C-2B8 Canada	-0-	0.0%

John Postle* 2169 Constance Drive Oakville Ontario Canada L6j 5l2	-0-	0.0%

Mark T. Nesbitt* 216 Sixteenth Street Suite 1300 Denver, CO 80202	41,666	**

RAB Special Situations (Master) Fund Limited 1 Adam Street London, WC2N 6LE, UK	16,358,700(6)	12.3%

SPGP 17, Avenue Matignon 75008 Paris, France	20,270,000(7)	14.2%

Standard Bank PLC 320 Park Avenue New York, NY 10022	15,750,000(8)	10.8%

All Officers and Directors as a Group (11)	9,594,043(2)(3)(4)(5)	7.0%

*	Officer and/or Director of Capital Gold.
**	Less than 1%.

(1)	Based upon 132,785,127, shares issued and outstanding as of October 24, 2006.

(2)
For Messrs. Dieterle, Roningen, Pritchard, Newell and Hazlitt, includes, respectively, 1,300,000 shares, 750,000 shares, 622,727 shares, 750,000 shares and 25,000 shares issuable upon exercise of options and/or warrants.

(3)	Includes shares owned by Mr. Everett’s wife.

(4)
Excludes for Messrs. Dieterle, Everett, Pritchard, Chipman, Brownlie and Newell, respectively, 250,000 shares, 250,000 shares, 250,000 shares, 50,000 shares, 200,000 shares and 250,000 shares issuable upon exercise of options, which options cannot be exercised unless and until the options have been approved by our stockholders.

(5)	Includes shares owned by Mr. Roningen’s wife.

(6)
The shares are held of record by Credit Suisse First Boston LLC. We have been advised that William P. Richards is the Fund Manager for RAB Special Situations (Master) Fund Limited, with dispositive and voting power over the shares held by RAB Special Situations (Master) Fund Limited.

(7)
Includes shares issuable upon exercise of warrants to purchase an aggregate of 9,600,000 shares. We have been advised that Xavier Roulet, is a natural person with voting and investment control over shares of our Common Stock beneficially owned by SPGP.

(8)	Includes shares issuable upon exercise of warrants to purchase an aggregate of 13,600,000 shares.

Item 12. Certain Relationships and Related Transactions.

During the fiscal years ended July 31, 2006 and 2005, we paid Roger Newell $63,000 and $68,000, respectively, for professional geologist and management services rendered to us, plus expenses. Mr. Newell also earned wages of $30,000 during the last three months of the fiscal year ended July 31, 2006. During the fiscal years ended July 31, 2006 and 2005, we paid Jack Everett consulting fees of $78,500 and $56,900, respectively. In addition, Mr. Everett earned wages of $10,000 during the last month of fiscal 2006. During the fiscal year ended July 31, 2006 and 2005, we paid Robert Roningen legal and consulting fees of $8,000 and $6,625, respectively.

In January 2006, we extended the following stock options through January 3, 2007, all of which are exercisable at $0.05 per share: Messrs. Dieterle - 1,050,000 shares; Roningen - 500,000 shares; Pritchard - 327,727 shares; Newell - 500,000 shares; and Hazlitt - 25,000 shares. Upon their engagement with us, we issued 50,000 options to Mr. Chipman and 200,000 options to Mr. Brownlie (see “Employment and Change of Control Agreements” in Part III, Item 10. “Executive Compensation” above). On July 31, 2006, we issued 250,000 Common Stock options each to Messrs. Dieterle, Pritchard, Everett and Newell exercisable at $0.32 per share expiring on July 31, 2008.

We utilize Caborca Industrial S.A. de C.V., a Mexican corporation 100% owned by Messrs. Dieterle and Pritchard, two of our officers and directors for mining support services. These services include but are not limited to the payment of mining salaries and related costs. Caborca Industrial bills us for these services at cost. Mining expenses charged by it amounted to approximately $122,000 and $24,000 for the year ended July 31, 2006 and 2005.

Item 13. Exhibits.

Exhibits

3.1	Certificate of Incorporation of Company.(1)
3.2	Amendments to Certificate of Incorporation of Company.(1)(5)
3.3	Certificate of Merger (Delaware) (which amends our Certificate of Incorporation)(16)
3.4	Amended and Restated By-Laws of Company(17)
4.1	Specimen certificate representing our Common Stock.(9)
4.2	Form of Warrant for Common Stock of the Company issued in February 2005 private placement.(8)
4.3	Form of Warrant for Common Stock of the Company issued to Standard Bank.(10)

4.4	Form of Warrant for Common Stock of the Company issued in February and March 2006 private placement.(14)
4.5
Rights Agreement, dated as of August 15, 2006, between the Company and American Stock Transfer & Trust Company. The Right Agreement includes the Form of Certificate of Designation of the Series B Common Stock and the Form of Right Certificate. (17)

10.1	Mining Claims (1)
10.2	Stock Purchase Option Agreement from AngloGold (2)
10.3	Letter of Intent with International Northair Mines Ltd. (2)
10.4	March 30, 2002 Minera Chanate Stock Purchase and Sale and Security Agreement (Sale by us and Holding of all of the stock of Minera Chanate) (In Spanish).(3)
10.5	English summary of March 30, 2002 Minera Chanate Stock Purchase and Sale and Security Agreement.(3)
10.6	Agreement between Santa Rita and Grupo Minero FG.(4)
10.7	Amendment to Agreement between Santa Rita and Grupo Minero FG.(6)
10.8	Termination Agreement between Santa Rita and Grupo Minero FG.(7)
10.9	English summary of El Charro agreement. (11)
10.10	Plan and agreement of merger (reincorporation). (12)
10.11	Contract between MSR and Sinergia Obras Civiles y Mineras, S.A. de C.V.(13)
10.12	Amendment to Contract between MSR and Sinergia Obras Civiles y Mineras, S.A. de C.V.
10.13	September 2006 Chipman Amended Engagement Agreement.
10.14	Employment Agreement with John Brownlie. (18)
10.15	June 1, 2006 EPCM agreement between MSR and a Mexican subsidiary of M3 Engineering & Technology Corporation (18)
10.16	Credit Agreement dated August 15, 2006 among MSR and Oro, as the borrowers, the Company, as the guarantor, and Standard Bank PLC, as the lender and the offshore account holder. (17)
10.17	Employment Agreement with Gifford A. Dieterle.
10.18	Employment Agreement with Roger A. Newell.
10.19	Employment Agreement with Jack V. Everett.
10.20	Employment Agreement with Jeffrey W. Pritchard.
21	Subsidiaries of the Registrant. (9)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

(1)	Previously filed as an exhibit to the Company's Registration Statement on Form S-18 (SEC File No. 2-86160-NY) filed on or about November 10, 1983, and incorporated herein by this reference.

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

(9)
Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (SEC file no. 333-123216) filed with the Commission on or about March 9, 2005, and incorporated herein by this reference.

(10)
Previously filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (SEC file no. 333-123216) filed with the Commission on or about June 27, 2005, and incorporated herein by this reference.

(11)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2005 filed with the Commission on or about June 20, 2005, and incorporated herein by this reference.

(12)	Previously filed as Appendix B to the Company's Definitive 14A Proxy Statement filed with the Commission on or about October 7, 2005, and incorporated herein by this reference.

(13)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2005 filed with the Commission on or about December 15, 2005, and incorporated herein by this reference.

(14)	Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on or about February 16, 2006, and incorporated herein by this reference.

(15)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended January 31, 2006 filed with the Commission on or about March 22, 2006, and incorporated herein by this reference.

(16)
Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (SEC file no. 333-129939) filed with the Commission on or about November 23, 2005, and incorporated herein by this reference.

(17)	Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on or about August 16, 2006, and incorporated herein by this reference.

(18)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2006 filed with the Commission on or about June 19, 2006, and incorporated herein by this reference.

Statements contained in this Form 10-KSB as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to this Report or is included in any forms indicated above, each such statement is deemed to be qualified and amplified in all respects by such provisions.

Item 14. Principal Accountant Fees And Services.

All audit and professional services provided by Wolinetz, Lafazan & Company, P.C. (“WL”), Certified Public Accountants, will be approved in advance by the Audit Committee to assure such services do not impair the auditor's independence from us. The total aggregate fees billed by WL were $135,000 and $62,000 for the fiscal years ended July 31, 2006 and 2005, respectively. The following table shows the detailed fees billed to us by WL for professional services rendered during these fiscal years.

	Amount ($)
Description of Fees	2006	2005
Audit Fees	$128,000	$55,000
Audit-Related Fees	-	-
Tax Fees	7,000	7,000
All Other Fees	-	-

Total	$135,000	$62,000

Audit Fees

Represents fees for professional services provided for the audit of our annual financial statements, services that are performed to comply with generally accepted auditing standards, and review of our financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

Audit-Related Fees

Represents the fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. The Board of Directors considers WL to be well qualified to serve as our independent public accountants.

The Audit Committee will pre-approve all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwriting) and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the "de minimus" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision. The Audit Committee may review and approve the scope and staffing of the independent auditors' annual audit plan.

Tax Fees

This represents professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

WL was paid no other fees for professional services during the fiscal years ended July 31, 2006 and 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GOLD CORPORATION

By:	/s/ Gifford A. Dieterle
Gifford A. Dieterle, President
Dated: October 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Gifford A. Dieterle	President, Treasurer,	October 31, 2006
Gifford A. Dieterle	and Chairman of the Board of Directors

/s/ Christopher M. Chipman	Principal Financial and	October 31, 2006
Christopher M. Chipman	Accounting Officer

/s/ Jack V. Everett	Director	October 31, 2006
Jack V. Everett

/s/ Robert N. Roningen	Director	October 31, 2006
Robert N. Roningen

/s/ Roger A. Newell	Director	October 31, 2006
Roger A. Newell

/s/ Jeffrey W. Pritchard	Director	October 31, 2006
Jeffrey W. Pritchard

SUPPLEMENTAL INFORMATION

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

NOT APPLICABLE.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Capital Gold Corporation
New York, New York

We have audited the accompanying consolidated balance sheet of Capital Gold Corporation and Subsidiaries (A Development Stage Enterprise) (“the Company”) as of July 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended July 31, 2006 and for the period September 17, 1982 (Inception) to July 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Gold Corporation and Subsidiaries as of July 31, 2006 and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 31, 2006 and for the period September 17, 1982 (Inception) to July 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage enterprise whose operations have generated recurring losses since its inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
October 24, 2006
(Except for Note 25, as to which the date is November 1, 2006)

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET

ASSETS	July 31, 2006
Current Assets:

Cash and Cash Equivalents	$2,741,498
Loans Receivable - Affiliate (Note 11)	41,745
Prepaid Assets	40,074
Marketable Securities (Note 3)	90,000
Deposit	250,000
Other Current Assets (Note 4)	4,483,852

Total Current Assets	7,647,169

Mining Concessions (Note 10 )	70,104

Property & Equipment - net (Note 5)	1,035,972

Intangible Assets - net (Note 6)	13,800

Other Assets:
Other Investments (Note 12)	21,480
Deferred Financing Costs	450,777
Mining Reclamation Bonds	35,550
Other	43,047
Derivative Contracts (Note 23)	218,076
Security Deposits	9,605
Total Other Assets	778,535

Total Assets	$9,545,580

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$258,972
Accrued Expenses	356,671
Total Current Liabilities	615,643

Commitments and Contingencies
Stockholders' Equity:
Common Stock, Par Value $.0001 Per Share;
Authorized 200,000,000 shares; Issued and
Outstanding 131,635,129 Shares	13,163
Additional Paid-In Capital	40,733,825
Deficit Accumulated in the Development Stage	(31,388,503)
Deferred Financing Costs (Note 20)	(522,541)
Deferred Compensation	(52,500)
Accumulated Other Comprehensive Loss	146,493

Total Stockholders' Equity	8,929,937
Total Liabilities and Stockholders' Equity	$9,545,580

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF OPERATIONS

			For the Period
			September 17, 1982
	For The Year Ended		(Inception)
	July 31,		To
	2006	2005	July 31, 2006

Revenues	$-	$-	$-
Costs and Expenses:
Mine Expenses	1,940,805	851,374	9,604,713
Write-Down of Mining, Milling and Other Property and Equipment	-	-	1,299,445
Selling, General and Administrative Expenses	2,135,493	1,005,038	11,998,460
Stocks and Warrants issued for Services	89,391	187,844	9,499,238
Depreciation and Amortization	38,969	7,431	414,126
Total Costs and Expenses	4,204,658	2,051,687	32,815,982

Loss from Operations	(4,204,658)	(2,051,687)	(32,815,982)

Other Income (Expense):
Interest Income	183,719	42,483	979,717
Miscellaneous	-	3,522	36,199
Loss on Sale of Property and Equipment	(201,829)	-	(155,713)
Gain on Sale of Subsidiary	-	-	1,907,903
Option Payment	-	-	70,688
Loss on change in fair value of derivative	(581,924)		(581,924)
Loss on Write-Off of Investment	-	-	(10,000)
Loss on Joint Venture	-	-	(901,700)
Loss on Option	-	-	(50,000)
Gain (Loss) on Other Investments	-	-	(3,697)
Loss on Write -Off of Minority Interest	-	-	(150,382)
Total Other Income (Expense)	(600,034)	46,005	1,141,091

Loss Before Minority Interest	(4,804,692)	(2,005,682)	(31,674,891)
Minority Interest	-	-	286,388

Net Loss	$(4,804,692)	$(2,005,682)	$(31,388,503)

Net Loss Per Common Share - Basic and Diluted	$(0.04)	$(0.03)

Weighted Average Common Shares Outstanding	112,204,471	75,123,922

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2006

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated in the Development Stage	Total

Balance September 17, 1982 (Inception)	-0-	$-0-	$-0-	$-0-	$-0-

Initial Cash
Officers - At $.001 Per Share	1,575,000	1,575	-	-	1,575

Other Investors - At $.001 Per Share	1,045,000	1,045	-	-	1,045

Initial - Mining Claims - Officer - At $.002 Per Share	875,000	875	759	-	1,634

Common Stock Issued For:
Cash At $.50 Per Share	300,000	300	149,700	-	150,000

Net Loss	-	-	-	(8,486)	(8,486)

Balance - July 31, 1983	3,795,000	3,795	150,459	(8,486)	145,768

Common Stock Issued For:
Cash Pursuant to Initial Offering At $1.50 Per Share, Net of Offering Costs of $408,763	1,754,741	1,755	2,221,594	-	2,223,349

Net Income	-	-	-	48,890	48,890

Balance - July 31, 1984	5,549,741	5,550	2,372,053	40,404	2,418,007

Net Income	-	-	-	18,486	18,486

Balance - July 31, 1985	5,549,741	5,550	2,372,053	58,890	2,436,493

Common Stock Issued For:
Mineral Lease At $1.00 Per Share	100	-	100	-	100

Net Income	-	-	-	4,597	4,597

Balance - July 31, 1986	5,549,841	5,550	2,372,153	63,487	2,441,190

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (Continued)
FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2006

	Common Stock
	Shares	Amount	Additional Paid-In Capital		Deficit Accumulated in the Development Stage	Total
Net Loss	-	$-	$-	$	(187,773)	$(187,773)

Balance - July 31, 1987	5,549,841	5,550	2,372,153		(124,286)	2,253,417

Common Stock Issued For:
Services Rendered At $1.00 Per Share	92,000	92	91,908		-	92,000

Net Loss	-	-	-		(328,842)	(328,842)

Balance - July 31, 1988	5,641,841	5,642	2,464,061		(453,128)	2,016,575

Net Loss	-	-	-		(379,852)	(379,852)

Balance - July 31, 1989	5,641,841	5,642	2,464,061		(832,980)	1,636,723

Common Stock Issued For:
Cash:
At $.70 Per Share	269,060	269	194,219		-	194,488
At $.50 Per Share	387,033	387	199,443		-	199,830
Services:
At $.50 Per Share	68,282	68	34,073		-	34,141
Commissions:
At $.70 Per Share	15,000	15	(15)		-	-
Commissions Paid	-	-	(2,100)		-	(2,100)

Net Loss	-	-	-		(529,676)	(529,676)

Balance - July 31, 1990	6,381,216	6,381	2,889,681		(1,362,656)	1,533,406

Common Stock Issued For:
Cash At $.60 Per Share	318,400	319	180,954		-	181,273

Net Loss	-	-	-		(356,874)	(356,874)

Balance - July 31, 1991	6,699,616	6,700	3,070,635		(1,719,530)	1,357,805

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (Continued)
FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2006

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated in the Development Stage	Total
Common Stock Issued For:
Cash:
At $.30 Per Share	114,917	$115	$34,303	$-	$34,418
At $.50 Per Share	2,000	2	998	-	1,000
At $.60 Per Share	22,867	23	13,698	-	13,721
At $.70 Per Share	10,000	10	6,990	-	7,000
At $.80 Per Share	6,250	6	4,994	-	5,000
At $.90 Per Share	5,444	5	4,895	-	4,900
Services:
At $.32 Per Share	39,360	39	12,561	-	12,600
At $.50 Per Share	92,353	93	46,084	-	46,177
Exercise of Options:
At $.50 Per Share By Related Party	100,000	100	49,900	-	50,000

Net Loss	-	-	-	(307,477)	(307,477)

Balance - July 31, 1992	7,092,807	7,093	3,245,058	(2,027,007)	1,225,144

Common Stock Issued For:
Cash:
At $.30 Per Share	176,057	$176	$51,503	$-	$51,679
At $.50 Per Share	140,000	140	69,964	-	70,104
At $.60 Per Share	10,000	10	5,990	-	6,000
At $.70 Per Share	17,000	17	11,983	-	12,000
At $1.00 Per Share	50,000	50	49,950	-	50,000
Services:
At $.50 Per Share	495,556	496	272,504	-	273,000
Commissions:
At $.50 Per Share	20,220	20	(20)	-	-

Commissions Paid	-	-	(1,500)	-	(1,500)

Net Loss	-	-	-	(626,958)	(626,958)

Balance - July 31, 1993	8,001,640	8,002	3,705,432	(2,653,965)	1,059,469

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (Continued)
FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2006

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated in the Development Stage	Total
Common Stock Issued For:
Cash:
At $.30 Per Share	249,330	$150	$43,489	$-	$43,639
At $.50 Per Share	377,205	377	189,894	-	190,271
Services:
At $.30 Per Share	500,000	500	149,500	-	150,000
At $.50 Per Share	130,000	130	71,287	-	71,417
At $.50 Per Share
By Related Party	56,000	156	77,844	-	78,000
At $.70 Per Share	4,743	4	3,316	-	3,320
Exercise of Options For Services:
At $.50 Per Share	35,000	35	17,465	-	17,500
At $.50 Per Share
By Related Party	150,000	150	74,850	-	75,000

Net Loss	-	-	-	(665,909)	(665,909)
Balance - July 31, 1994	9,503,918	9,504	4,333,077	(3,319,874)	1,022,707

Common Stock Issued For:
Cash:
At $.30 Per Share	150,000	$150	$49,856	$-	$50,006
At $.40 Per Share	288,200	288	115,215	-	115,503
At $.50 Per Share	269,611	270	132,831	-	133,101
At $.60 Per Share	120,834	121	72,379	-	72,500
At $.70 Per Share	23,000	23	16,077	-	16,100
Services:
At $.40 Per Share	145,000	145	60,755	-	60,900
At $.50 Per Share	75,000	75	34,925	-	35,000
Exercise of Options For:
Cash:
At $.50 Per Share
By Related Party	350,000	350	174,650	-	175,000
Services:
At $.50 Per Share	35,000	35	17,465	-	17,500

Commissions Paid	-	-	(1,650)	-	(1,650)

Net Loss	-	-	-	(426,803)	(426,803)

Balance - July 31, 1995	10,960,563	10,961	5,005,580	(3,746,677)	1,269,864

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (Continued)
FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2006

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated in the Development Stage	Total
Common Stock Issued For:
Cash:
At $.40 Per Share	75,972	$76	$30,274	$-	$30,350
At $.50 Per Share	550,423	550	270,074	-	270,624
At $.60 Per Share	146,773	147	87,853		88,000
At $.70 Per Share	55,722	56	38,949		39,005
At $.80 Per Share	110,100	110	87,890		88,000

Services:
At $.40 Per Share	104,150	104	38,296	-	38,400
At $.50 Per Share	42,010	42	20,963	-	21,005
At $.60 Per Share	4,600	5	2,755		2,760
At $.70 Per Share	154,393	155	107,920		108,075

Commissions:
At $.35 Per Share	23,428	23	(23)
At $.50 Per Share	50,545	50	(50)
At $.60 Per Share	2,000	2	(2)
At $.70 Per Share	12,036	12	(12)

Exercise of Options:
Cash:
At $.35 Per Share
By Related Party	19,571	20	6,830		6,850

Services:
At $.35 Per Share
By Related Party	200,429	200	69,950	-	70,150
At $.50 Per Share	95,000	95	47,405	-	47,500

Compensation Portion of Options	-	-	261,500	-	261,500

Net Loss	-	-	-	(956,043)	(956,043)

Balance - July 31, 1996	12,607,715	12,608	6,076,152	(4,702,720)	1,386,040

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (Continued)
FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2006

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated in the Development Stage	Total
Common Stock Issued For:
Cash:
At $.35 Per Share	50,000	$50	$17,450	$-	$17,500
At $.40 Per Share	323,983	324	128,471	-	128,795
At $.50 Per Share	763,881	762	381,174	-	381,936
At $.60 Per Share	16,667	17	9,983	-	10,000
At $.70 Per Share	7,143	7	4,993	-	5,000
At $.80 Per Share	28,750	29	22,971	-	23,000

Services:
At $.50 Per Share	295,884	296	147,646	-	147,942

Commissions:
At $.35 Per Share	44,614	45	(45)
At $.40 Per Share	41,993	42	(42)
At $.50 Per Share	37,936	38	(38)

Expense:
At $.35 Per Share	8,888	9	3,099		3,108
At $.40 Per Share	9,645	10	3,848		3,858

Property and Equipment At $.60 Per Share	7,500	8	4,492		4,500

Exercise of Options
Services:
At $.35 Per Share
By Related Party	136,301	136	47,569		47,705

Net Loss	-	-	-	(805,496)	(805,496)

Balance - July 31, 1997	14,380,900	14,381	6,847,723	(5,508,216)	1,353,888

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (Continued)
FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2006

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated in the Development Stage	Total
Common Stock Issued For:
Cash:
At $.20 Per Share	10,000	$10	$1,990	$-	$2,000
At $.25 Per Share	100,000	100	24,900	-	25,000
At $.27 Per Share	45,516	46	12,244	-	12,290
At $.28 Per Share	150,910	151	41,349	-	41,500
At $.30 Per Share	60,333	60	18,040	-	18,100
At $.31 Per Share	9,677	10	2,990	-	3,000
At $.32 Per Share	86,750	87	27,673	-	27,760
At $.33 Per Share	125,364	125	41,245	-	41,370
At $.35 Per Share	75,144	75	26,225	-	26,300
At $.38 Per Share	49,048	49	18,311	-	18,360
At $.40 Per Share	267,500	268	106,732	-	107,000
At $.45 Per Share	65,333	65	29,335	-	29,400
At $.50 Per Share	611,184	610	304,907	-	305,517

Services:
At $.23 Per Share	48,609	49	11,131	-	11,180

Exercise of Options:
Services:
At $.22 Per Share	82,436	82	18,054	-	18,136
At $.35 Per Share	183,846	184	64,162	-	64,346

Compensation:
At $.22 Per Share	105,000	105	22,995	-	23,100
At $.35 Per Share	25,000	25	8,725	-	8,750

Commissions:
At $.22 Per Share	67,564	68	(68)	-
At $.35 Per Share	291,028	291	(291)	-

Net Loss	-	-	-	(807,181)	(807,181)

Balance - July 31, 1998	16,841,142	16,841	7,628,372	(6,315,397)	1,329,816

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (Continued)
FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2006

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated in the Development Stage	Total
Common Stock Issued For:
Cash:
At $0.20 Per Share	12,500	$13	$2,487	$-	$2,500
At $0.22 Per Share	45,454	45	9,955	-	10,000
At $0.25 Per Share	248,788	249	61,948	-	62,197
At $0.27 Per Share	132,456	132	35,631	-	35,763
At $0.28 Per Share	107,000	107	30,493	-	30,600
At $0.29 Per Share	20,000	20	5,780	-	5,800
At $0.30 Per Share	49,333	49	14,751	-	14,800
At $0.32 Per Share	152,725	153	48,719	-	48,872
At $0.33 Per Share	149,396	149	49,151	-	49,300
At $0.35 Per Share	538,427	538	187,912	-	188,450
At $0.40 Per Share	17,000	17	6,783	-	6,800
At $0.50 Per Share	53,000	53	26,447	-	26,500
At $0.55 Per Share	6,000	6	3,294	-	3,300
At $0.65 Per Share	33,846	34	21,966	-	22,000
At $0.68 Per Share	13,235	13	8,987	-	9,000
At $0.70 Per Share	153,572	154	107,346	-	107,500
At $0.90 Per Share	57,777	58	51,942	-	52,000
At $1.00 Per Share	50,000	50	49,950	-	50,000
At $1.10 Per Share	150,000	150	164,850	-	165,000

Expenses:
At $0.21 Per Share	37,376	37	7,812	-	7,849
At $0.30 Per Share	19,450	19	5,816	-	5,835
At $0.36 Per Share	34,722	35	12,465	-	12,500

Commission:
At $0.21 Per Share	158,426	158	(158)	-	-
At $0.25 Per Share	28,244	28	(28)	-	-
At $0.30 Per Share	132,759	133	(133)	-	-
At $0.35 Per Share	40,000	40	(40)	-	-

Services:	95,238	95	19,905	-	20,000
At $0.25 Per Share	17,000	17	4,233	-	4,250
At $0.30 Per Share	145,941	146	43,636	-	43,782
At $0.50 Per Share	71,808	72	35,832	-	35,904

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (Continued)
FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2006

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated in the Development Stage	Total
Compensation portion of Cash
Compensation portion of Cash Issuances	-	$-	$618,231	$-	$618,231

Compensation Portion of Options	-	-	304,900	-	304,900

Exercise of Options:
Cash
At $0.10 Per Share	510,000	510	50,490	-	51,000

Services:
At $0.70 Per Share	100,000	100	69,900	-	70,000

Net Loss	-	-	-	(1,964,447)	(1,964,447)

Balance - July 31, 1999	20,222,615	20,221	9,689,625	(8,279,844)	1,430,002

Common Stock Issued For:
Cash:
At $.18 Per Share	27,778	28	4,972	-	5,000
At $.20 Per Share	482,500	483	96,017	-	96,500
At $.21 Per Share	47,500	47	9,953	-	10,000
At $.22 Per Share	844,821	845	185,012	-	185,857
At $.30 Per Share	100,000	100	29,900	-	30,000
At $.35 Per Share	280,000	280	97,720	-	98,000
At $.37 Per Share	56,000	56	19,944	-	20,000
At $.38 Per Share	100,000	100	37,900	-	38,000
At $.40 Per Share	620,000	620	247,380	-	248,000
At $.42 Per Share	47,715	48	19,952	-	20,000
At $.45 Per Share	182,445	182	81,918	-	82,100
At $.50 Per Share	313,000	313	156,187	-	156,500
At $.55 Per Share	122,778	123	67,377	-	67,500
At $.58 Per Share	12,069	12	6,988	-	7,000

Expenses:
At $.20 Per Share	4,167	4	829	-	833
At $.22 Per Share	46,091	46	10,094	-	10,140

Compensation Portion	-	-	94,430	-	94,430

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (Continued)
FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2006

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated in the Development Stage	Total
Exercise of Options:
Services:
At $.25 Per Share	30,000	$30	$7,470	$-	$7,500
At $.40 Per Share	95,000	95	37,905	-	38,000
At $.50 Per Share	25,958	26	12,954	-	12,980

Commissions:
At $.20 Per Share	26,750	27	(27)	-	-
At $.22 Per Share	86,909	87	(87)	-	-

Exercise of Options:
Cash:
At $.10 Per Share	100,000	100	9,900	-	10,000

Exercise of Options:
Services:
At $.22 Per Share	150,000	150	32,850	-	33,000

Stock Based Compensation	-	-	221,585	-	221,585

Net Loss	-	-	-	(1,530,020)	(1,530,020)

Balance - July 31, 2000
(Unconsolidated)	24,024,096	24,023	11,178,748	(9,809,864)	1,392,907

Common Stock Issued For:
Cash:
At $.15 Per Share	120,000	120	17,880	-	18,000
At $.17 Per Share	80,000	80	13,520	-	13,600
At $.18 Per Share	249,111	249	44,591	-	44,840
At $.19 Per Share	70,789	71	13,379	-	13,450
At $.20 Per Share	1,322,500	1,323	261,677	-	263,000
At $.21 Per Share	33,810	34	7,066	-	7,100
At $.22 Per Share	2,472,591	2,473	541,497	-	543,970
At $.23 Per Share	65,239	65	14,935	-	15,000
At $.24 Per Share	123,337	123	29,477	-	29,600
At $.25 Per Share	610,400	611	151,884	-	152,495
At $.26 Per Share	625,769	626	162,074	-	162,700
At $.27 Per Share	314,850	315	84,695	-	85,010
At $.28 Per Share	7,143	7	1,993	-	2,000
At $.30 Per Share	33,333	33	9,967	-	10,000
At $.35 Per Share	271,429	272	94,728	-	95,000
At $.38 Per Share	453,158	453	169,547	-	170,000
At $.40 Per Share	300,000	300	119,700	-	120,000
At $.50 Per Share	10,000	10	4,990	-	5,000

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (Continued)
FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2006

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated in the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total
Compensation Portion:	-	$-	$24,000	$-	$-	$24,000

Expenses:
At $.27 Per Share	30,000	30	8,070	-	-	8,100

Services:
At $0.20 Per Share	33,850	34	6,736	-	-	6,770
At $0.23 Per Share	15,000	15	3,435	-	-	3,450
At $0.11 Per Share	87,272	87	9,513	-	-	9,600
At $0.34 Per Share	50,000	50	16,950	-	-	17,000

Compensation Portion:	-	-	21,777	-	-	21,777

Commission:
At $0.11 Per Share	266,500	267	(267)	-	-	-
At $0.20 Per Share	26,150	26	(26)	-	-	-
At $0.22 Per Share	15,000	15	(15)	-	-	-

Compensation Portion:	-	-	36,595	-	-	36,595

Exercise of Options:
Cash:
At $0.02 Per Share By
Related Party	225,000	225	4,725	-	-	4,950
At $0.10 Per Share	200,000	200	19,800	-	-	20,000

Expenses:
At $0.02 Per Share By Related Party	53,270	53	1,120	-	-	1,173

Compensation Portion:	-	-	25,463	-	-	25,463

Commission:
At $0.02 Per Share	350,000	350	(350)	-	-	-

Compensation Portion:	-	-	132,300	-	-	132,300

Commission:
At $0.05 Per Share	1,000,000	1,000	(1,000)	-	-	-

Compensation Portion:	-	-	400,000	-	-	400,000

Stock Based Compensation	-	-	7,002,500	-	-	7,002,500

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (Continued)
FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2006

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated in the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total
Comprehensive Loss:
Net Loss	-	-	-	(9,418,266)	-	(9,418,266)

Equity Adjustment from
Foreign Currency
Translation	-	-	-	-	(493)	(493)

Total Comprehensive
Loss	-	-	-	-	-	(9,418,759)

Balance - July 31, 2001	33,539,597	33,540	20,633,674	(19,228,130)	(493)	1,438,591

Common Stock Issued
For:
Cash:
At $.022 Per Share	1,400,976	1,401	29,420	-	-	30,821
At $.08 Per Share	250,000	250	19,750	-	-	20,000
At $.10 Per Share	980,000	980	97,020	-	-	98,000
At $.11 Per Share	145,456	145	15,855	-	-	16,000
At $.115 Per Share	478,260	478	54,522	-	-	55,000
At $.12 Per Share	500,000	500	59,500	-	-	60,000
At $.125 Per Share	40,000	40	4,960	-	-	5,000
At $.14 Per Share	44,000	44	6,116	-	-	6,160
At $.15 Per Share	383,667	384	57,166	-	-	57,550
At $.18 Per Share	25,000	25	4,475	-	-	4,500

Commissions:
At $.115 Per Share	69,565	70	(70)	-	-	-
At $.22 Per Share	100,000	100	(100)	-	-	-
At $.08 Per Share	20,625	21	(21)	-	-	-
At $.14-$.22 Per Share	282,475	282	(282)	-	-	-

Services:
At $.10 Per Share	35,950	36	3,559	-	-	3,595

Exercise of Options:
Non Cash:
At $.022 Per Share by
Related Party:	227,273	227	4,773	-	-	5,000

Exercise of Options:
Cash:
At $.022 Per Share by
Related Parties	909,092	909	19,091	-	-	20,000
At $.022 Per Share by
Others	1,205,929	1,206	25,325	-	-	26,531

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (Continued)
FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2006

				Deficit
				Accumulated	Accumulated
			Additional	in the	Other
	Common Stock		Paid-In	Development	Comprehensive
	Shares	Amount	Capital	Stage	Income (Loss)	Total
Additional Paid-In Capital Arising From Investment In Joint Venture Subsidiary by Minority Interest	-	-	51,934	-	-	51,934

Stock Based Compensation	-	-	222,338	-	-	222,338

Comprehensive Loss:
Net Loss	-	-	-	(492,148)	-	(492,148)

Equity Adjustment from Foreign Currency Translation	-	-	-	-	(6,753)	(6,753)

Total Comprehensive
Loss	-	-	-	-	-	(498,901)

Balance - July 31, 2002	40,637,865	40,638	21,309,005	(19,720,278)	(7,246)	1,622,119

Common Stock Issued for:
Cash:
At $.022 Per Share	250,000	250	5,250	-	-	5,500
At $.10 Per Share	50,000	50	4,950	-	-	5,000
At $.12 Per Share	1,250,000	1,250	148,750	-	-	150,000
At $.14 Per Share	235,714	236	32,764	-	-	33,000
At $.15 Per Share	1,016,865	1,017	151,513	-	-	152,530

Exercise of Options:
Cash:
At $.022 Per Share by
Related Party	922,727	923	19,377	-	-	20,300
At $.05 Per Share by
Related Party	200,000	200	9,800	-	-	10,000
At $.05 Per Share by
Others	100,000	100	4,900	-	-	5,000

Services:
At $4.00 Per Share	14,363	13	57,378	-	-	57,391

Additional Paid-In Capital Arising from Investment In Joint Venture Subsidiary By Minority Interest	-	-	159,919	-	-	159,919

Stock Based Compensation	-	-	288,623	-	-	288,623

Comprehensive Loss:
Net Loss	-	-	-	(1,919,261)	-	(1,919,261)

Equity Adjustment from Foreign Currency Translation	-	-	-	-	60,879	60,879

Total Comprehensive Loss	-	-	-	-	-	(1,858,382)

Balance - July 31, 2003	44,677,534	44,677	22,192,229	(21,639,539)	53,633	651,000

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (Continued)
FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2006

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated in the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total
Common Stock Issued for:
Cash:
At $.05 Per Share	150,000	150	7,350	-	-	7,500
At $.11 Per Share	245,455	245	26,755	-	-	27,000
At $.12 Per Share	5,929,565	5,929	705,318	-	-	711,247
At $.13 Per Share	349,691	350	45,110	-	-	45,460
At $.14 Per Share	346,284	346	48,133	-	-	48,479
At $.15 Per Share	368,665	369	54,931	-	-	55,300
At $.16 Per Share	593,750	594	94,406	-	-	95,000
At $.17 Per Share	145,000	145	24,505	-	-	24,650
At $.18 Per Share	55,554	56	9,944	-	-	10,000
At $.20 Per Share	365,000	365	72,635	-	-	73,000
At $.23 Per Share	45,439	45	10,405	-	-	10,450
At $.24 Per Share	74,166	74	17,726	-	-	17,800
At $.25 Per Share	80,000	80	19,920	-	-	20,000

Exercise of Options:
Cash:
At $.02 Per Share by Related Party	250,000	250	5,250	-	-	5,500
At $.05 Per Share by Related Party	1,415,000	1,415	69,338	-	-	70,753
At $.12 Per Share by Related Party	97,826	98	11,152	-	-	11,250
At $.02 Per Share by Related Party	272,727	273	5,327	-	-	5,600
At $.05 Per Share by Related Party	300,000	300	14,700	-	-	15,000

Services:
At $.12 Per Share	7,500	8	892	-	-	900

Additional Paid-In Capital Arising from Investment In Joint Venture Subsidiary By Minority Interest	-	-	100,156	-	-	100,156

Stock Based Compensation:
Related Parties	-	-	314,000	-	-	314,000
Other	-	-	65,033	-	-	65,033

Common Stock Issued In Connection with Termination of Joint Venture	2,000,000	2,000	798,000	-	-	800,000

Comprehensive Loss:
Net Loss	-	-	-	(2,938,590)	-	(2,938,590)

Equity Adjustment fromForeign Currency Translation	-	-	-	-	(24,894)	(24,894)

Unrealized Gain on Marketable Securities	-	-	-	-	60,000	60,000

Total Comprehensive Loss	-	-	-	-	-	(2,903,484)
Balance - July 31, 2004	57,769,156	57,769	24,713,215	(24,578,129)	88,739	281,594

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (Continued)
FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2006

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated in the Development Stage	Accumulated Other Comprehensive Income (Loss)	Deferred Financing Costs	Total
Common Stock Issued for:
Cash:

At $.10 Per Share	175,000	175	17,325	-	-	-	17,500
At $.11 Per Share	381,763	382	41,612	-	-	-	41,994
At $.12 Per Share	2,378,493	2,379	283,042	-	-	-	285,421
At $.13 Per Share	582,307	582	75,118	-	-	-	75,700
At $.14 Per Share	35,714	36	4,964	-	-	-	5,000
At $.15 Per Share	101,333	101	15,099	-	-	-	15,200
At $.20 Per Share	25,000	25	4,975	-	-	-	5,000

At $.25 Per Share	27,200,004	27,200	6,772,801	-	-	-	6,800,001
Shares issued for Cash Through Private PlacementPrivate Placement costs			(637,991)			-	(637,991)

Services:
At $.11 Per Share	188,173	188	20,511	-	-	-	20,699
At $.12 Per Share	71,334	71	8,489	-	-	-	8,560

Exercise of Options:
Cash:

At $.022 Per Share by Related Party	227,273	227	4,773	-	-	-	5,000
At $.05 Per Share by Related Party	400,000	400	19,600	-	-	-	20,000
At $.05 Per Share by Other	250,000	250	12,250	-	-	-	12,500
At $.22 Per Share by Other	250,000	250	54,750	-	-	-	55,000

Services
At $.12 Per Share by Other	300,000	300	35,700	-	-	-	36,000

Commissions:
At $.12 Per Share	193,666	194	(194)	-	-	-	-

Non Registration Penalty:
At $.19 Per Share	5,440,000	5,440	(5,440)	-	-	-	-

Stock Based Compensation			158,584				158,584

Deferred Financing Costs	-	-	252,541	-	-	(252,541)

Net Loss	-	-	-	(2,005,682)	-	-	(2,005,682)

Equity Adjustment from Foreign Currency Translation	-	-	-	-	28,975	-	28,975

Unrealized Gain on Marketable Securities	-	-	-	-	40,000	-	40,000

Total Comprehensive Loss							(1,936,707)

Balance - July 31, 2005	95,969,216	$95,969	$31,851,724	$(26,583,811)	$157,714	$(252,541)	$5,269,055

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (Continued)
FOR THE PERIOD SEPTEMBER 17, 1982 (INCEPTION) TO JULY 31, 2006

	Common Stock
	Shares	Amount	Additional Paid-In-capital	Deficit Accumulated in the Development Stage	Accumulated Other Comprehensive Income/(Loss)	Deferred Financing Costs	Deferred Compensation Costs	Total Stockholder Equity
Balance at July 31, 2005	95,969,216	95,969	31,851,724	(26,583,811)	157,714	(252,541)	-	5,269,055
Change in par value to $0.0001	-	(86,372)	86,372	-	-	-	-	-
Deferred Financing Costs	1,000,000	100	269,900	-	-	(270,000)	-	-
Issuance of common stock upon				-
warrant and option exercises, net	4,825,913	482	741,338		-		-	741,820
Issuance of common stock upon				-
warrant and option exercises, net	8,600,000	860	2,372,740		-		-	2,373,600
Private placement, net	21,240,000	2,124	4,997,376	-	-		-	4,999,500
Options and warrants issued for services			414,375	-			(52,500)	361,875
Unrealized loss on marketable securities	-	-	-		(60,000)		-	(60,000)
Equity adjustment from foreign currency translation				-	48,779		-	48,779
Net loss for the year ended July 31, 2006	-	-	-	(4,804,692)	-		-	(4,804,692)
Balance - July 31, 2006	131,635,129	13,163	40,733,825	(31,388,503)	146,493	(522,541)	(52,500)	8,929,937

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CASH FLOWS

			For The Period
	For The Years Ended		September 17, 1982
	July 31,		(Inception) To
	2006	2005	July 31, 2006
Cash Flow From Operating Activities:
Net Loss	$(4,804,692)	$(2,005,682)	$(31,388,503)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Depreciation and Amortization	38,969	7,431	422,696
Gain on Sale of Subsidiary	-	-	(1,907,903)
Minority Interest in Net Loss of Subsidiary	-	-	(286,388)
Write-Down of Impaired Mining, Milling and Other	-
Property and Equipment	-	-	1,299,445
Loss on Sale of Property and Equipment	201,829	-	155,713
Loss on change in fair value of derivative	581,924		581,924
Loss on Write-Off of Investment	-	-	10,000
Loss on Joint Venture	-	-	901,700
Loss on Write-Off of Minority Interest	-	-	150,382
Value of Common Stock and Warrants Issued for Services	361,875	187,844	12,585,615
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	(21,082)	(54,299)	(21,082)
(Increase) Decrease in Other Current Assets	(5,243,003)	(10,601)	(5,265,839)
(Increase) in Other Deposits	(170,000)	(80,000)	(268,000)
Decrease in Other Assets	755	-	(42,668)
(Increase) in Security Deposits	-	(1,170)	(9,605)
Increase (Decrease) in Accounts Payable	166,932	39,953	342,184
Increase (Decrease) in Accrued Expenses	165,895	74,703	136,929
Net Cash Used in Operating Activities	(8,720,598)	(1,841,821)	(22,603,400)

Cash Flow From Investing Activities:
(Increase) in Other Investments	(260)	(11,330)	(21,740)
Purchase of Mining, Milling and Other Property and Equipment	(810,425)	(657,683)	(3,191,282)
Purchase of Concessions	-	(25,324)	(25,324)
Investment in Intangibles	(89)	(18,531)	(18,620)
Proceeds on Sale of Mining, Milling and Other Property and Equipment	192,000	-	275,638
Proceeds From Sale of Subsidiary	-	-	2,131,616
Expenses of Sale of Subsidiary	-	-	(101,159)
Advance Payments - Joint Venture	-	-	98,922
Investment in Joint Venture	-	-	(101,700)
Investment in Privately Held Company	-	-	(10,000)
Net Assets of Business Acquired (Net of Cash)	-	-	(42,130)
Investment in Marketable Securities	-	-	(50,000)

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)

			For The Period
	For The		September 17, 1982
	Year Ended		(Inception)
	July 31,		To
	2006	2005	July 31, 2006

Net Cash Used in Investing Activities	(618,774)	(712,868)	(1,055,779)

Cash Flow From Financing Activities:
Advances to Affiliate	(10,326)	(3,571)	(45,322)
Decrease in Loans Receivable - Others	-	2,065	-
Proceeds of Borrowings - Officers	-	-	18,673
Repayment of Loans Payable - Officers	-	-	(18,673)
Proceeds of Note Payable	-	-	11,218
Payments of Note Payable	-	-	(11,218)
Proceeds From Issuance of Common Stock, Net	8,114,920	6,700,325	26,850,844
Commissions on Sale of Common Stock	-	-	(5,250)
Deferred Finance Costs	(350,777)	(100,000)	(450,777)
Expenses of Initial Public Offering	-	-	(408,763)
Capital Contributions - Joint Venture Subsidiary	-	-	304,564
Purchase of Certificate of Deposit - Restricted	-	-	(5,000)
Purchase of Mining Reclamation Bonds	-	-	(30,550)
Net Cash Provided By Financing Activities	7,753,817	6,598,819	26,209,746
Effect of Exchange Rate Changes	45,506	28,975	190,932

Increase (Decrease) In Cash and Cash Equivalents	(1,540,050)	4,073,105	2,741,498
Cash and Cash Equivalents - Beginning	4,281,548	208,443	-
Cash and Cash Equivalents - Ending	$2,741,498	$4,281,548	$2,741,498

Supplemental Cash Flow Information:
Cash Paid For Interest	$-	$-	$-
Cash Paid For Income Taxes	$15,099	$-	$39,886
Non-Cash Financing Activities:
Issuances of Common Stock as Commissionson Sales of Common Stock	$-	$23,240	$440,495
Issuance of common stock as payment for financing costs	$270,000	$-	$270,000
Issuance of common stock and warrants as payment for Expenses	$-	$-	$192,647
Issuance of Common Stock as Payment for Mining,
Milling and Other Property and Equipment	$-	$-	$4,500
Exercise of Options as Payment of Accounts Payable	$-	$36,000	$36,000

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006

NOTE 1 - Basis of Presentation

Capital Gold Corporation ("Capital Gold", "the Company", "we" or "us") was incorporated in February 1982 in the State of Nevada. During March 2003 the Company's stockholders approved an amendment to the Articles of Incorporation to change its name from Leadville Mining and Milling Corp. to Capital Gold Corporation. In November 2005, the Company reincorporated in Delaware. The Company owns rights to property located in the State of Sonora, Mexico and the California Mining District, Lake County, Colorado and is engaged in the exploration for gold and other minerals from its properties in Mexico. All of the Company's mining activities are now being performed in Mexico. The Company is a development stage enterprise.

On June 29, 2001, the Company exercised an option and purchased from AngloGold North America Inc. and AngloGold (Jerritt Canyon) Corp. 100% of the issued and outstanding stock of Minera Chanate, S.A. de C.V., a subsidiary of those two companies (“Minera Chanate”). Minera Chanate's assets consisted of certain exploitation and exploration concessions in the States of Sonora, Chihuahua and Guerrero, Mexico. We sometimes refer to these concessions as the El Chanate Concessions.

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

Under the terms of the agreement, the Company has granted AngloGold the right to designate one of its wholly-owned Mexican subsidiaries to receive a one time option to purchase 51% of Minera Chanate (or such entity that owns the Minera Chanate concessions at the time of option exercise). That Option is exercisable over a 180 day period commencing at such time as the Company notifies AngloGold that it has made a good faith determination that it has gold-bearing ore deposits on any one of the identified group of El Chanate Concessions, when aggregated with any ore that the Company has mined, produced and sold from such concessions, of in excess of 2,000,000 troy ounces of contained gold. The exercise price would equal twice the Company's project costs on the properties during the period commencing on December 15, 2000 and ending on the date of such notice.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company is a development stage enterprise and since its inception has had no mining revenues and has incurred recurring losses aggregating $31,388,503. These factors raise substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 18, while the Company believes that it has sufficient funds to complete the construction of the mine, the Company has no source of income and does not anticipate revenues from its planned mining operations until the second calendar quarter 2007. As a result, it may need additional funding to commence mining operations, cover any potential material cost overruns on the El Chanate project, cover ongoing general and administrative expenses and/or fund exploration. Continuation of the Company is dependent on (1) achieving sufficiently profitable operations (2) subsequently maintaining adequate financing arrangements and (3) its exiting the development stage. The achievement and/or success of the Company's planned measures, however, cannot be determined at this time. These financial statements do not reflect any adjustments relating to the recoverability and classification of assets carrying amounts and classification of liabilities should the Company be unable to continue as a going concern. Pursuant to the terms and conditions set forth in the Company’s credit facility with Standard Bank (see Note 20), Minera Santa Rita, S.A de R.L. de C.V.(“MSR”) and Oro de Altar S. de R. L. de C.V. (“Oro”), the Company’s wholly-owned subsidiaries, have pledged all of its assets as collateral to secure the obligations under the terms of the credit facility. In addition, the Company has pledged all of its shares of MSR and Oro to further secure the obligations under the terms of this credit facility. The Company is also subject to comply with certain financial covenants.

NOTE 2 - Summary of Significant Accounting Policies

Principals of Consolidation

The consolidated financial statements include the accounts of Capital Gold Corporation and its wholly owned and majority owned subsidiaries, Leadville Mining and Milling Holding Corporation, MSR and Oro. The Company accounted for its Mexican joint venture operation through the date of termination (see Note 7) as a subsidiary since it controlled the decision making process and it owned 69% of the venture. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Deferred Financing Costs

Deferred financing costs which were included in other assets and a component of stockholders’ equity relate to costs incurred in connection with bank borrowings and will be amortized over the term of the related borrowings.

Intangible Assets

Purchased intangible assets consisting of rights of way and easements are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years. It is the Company’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with SFAS 144. There was no impairment at July 31, 2006.

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

Equity Based Compensation

In connection with offers of employment to the Company’s executives as well as in consideration for agreements with certain consultants, the Company issues options and warrants to acquire its common stock. Employee and non-employee awards are made in the discretion of the Board of Directors.

Such options and warrants may be exercisable at varying exercise prices currently ranging from $0.02 to $0.41 per share of common stock with certain of these grants becoming exercisable immediately upon grant subject to shareholder approval. Currently, certain grants vest for a period of five months to two years (generally concurrent with service periods for grants to employees/consultants - See Note 22 - Employee and Consulting Agreement ). Certain grants contain a provision whereby they become immediately exercisable upon a change of control.

Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123R. Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of FAS 123R using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by FAS 123R.

The cumulative effect of applying the forfeiture rates is not material. FAS 123R requires that excess tax benefits related to stock options exercises be reflected as financing cash inflows instead of operating cash inflows.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant-date fair values of stock options and warrants granted during the years ended July 31, 2006 and 2005, were $0.32 and $0.38, respectively. The fair values of the options granted were estimated based on the following weighted average assumptions:

	Years ended July 31,
	2006	2005

Expected volatility	95% - 165%	70% - 100%
Risk-free interest rate	5.95%	3.10%
Expected dividend yield	-	-
Expected life	1 - 2 years	3 years

Stock option and warrant activity for employees during the years ended July 31, 2005 and 2006 is as follows:

	Number of Options	Weighted Average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Outstanding at July 31, 2004	5,588,636	$.32	-	$-
Options granted	-	-	-	-
Options exercised	(877,273)	.09	-	-
Options expired	-	-	-	-
Outstanding at July 31, 2005	4,711,363	$.30	0.30	$1,277,977
Options granted	4,611,363.13		-	-
Options exercised	(590,909)	.05	-	-
Options expired	(3,161,363)	.05	-	-
Warrants and options outstanding at July 31, 2006	5,570,454	$.16	1.17	$702,250
Warrants and options exercisable at July 31, 2006	4,120,454	$.10	0.71	$680,250

Unvested stock option and warrant balances for employees at July 31, 2006 are as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Outstanding at August 1, 2005	-	-	-	$-
Options granted	150,000	$.32	1.83	16,500
Unvested Options outstanding at July 31, 2006	150,000	$.32	1.83	$16,500

Stock option and warrant activity for non-employees during the years ended July 31, 2005 and 2006 is as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Outstanding at July 31, 2004	1,300,000	$.31	-	$-
Options granted	31,452,004.29		-	-
Options exercised	(550,000)	.09	-	-
Options expired	(300,000)	.23	-	-
Outstanding at July 31, 2005	31,902,004	$.30	1.13	$3,430,120
Options granted	6,844,000.28		-	-
Options exercised	(4,235,004)	.27	-	-
Options expired	(350,000)	.10	-	-
Warrants and options outstanding at July 31, 2006	34,161,000	$.29	1.33	$2,540,530
Warrants and options exercisable at July 31, 2006	33,911,000	$.29	1.31	$2,539,630

Prior to the adoption of FAS 123R, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000 (“FIN 44”), to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amended FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.

The following table illustrates the effect on the net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation prior to February 1, 2006:

Year Ended July 31, 2006
Net loss	$(4,804,692)
Add stock-based employee compensation expense (recovery) included in reported net income (loss)	-
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(773,263)
Pro forma net loss	$(5,577,955)
Pro forma net loss per common share (Basic and diluted)	$(.05)
Weighted average common shares outstanding: Basic and diluted	112,204,471
Net loss per common share basic and diluted	$(.04)

Reclassifications

Certain items in these financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s results of operations, stockholders’ equity (deficit) or cash flows.

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

Accounting for Derivatives and Hedging Activities

The Company entered into two identically structured derivative contracts with Standard Bank in March 2006. Each derivative consisted of a series of forward sales of gold and a purchase gold cap. The Company agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. The Company also agreed to a purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. Although these contracts are not designated as hedging derivatives, they serve an economic purpose of protecting the company from the effects of a decline in gold prices. Because they are not designated as hedges, however, special hedge accounting does not apply. Derivative results are simply marked to market through earnings, with these effects recorded in other income or other expense, as appropriate under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”).

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

Environmental Remediation Costs

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at July 31, 2006.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). On April 14, 2005, the Securities and Exchange Commission issued an amendment to Rule 4-01 of Regulation S-X that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 as originally required. Accordingly, the Company adopted SFAS 123R effective January 1, 2006 using the "modified prospective" method in which compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In addition, the Company expects to continue to utilize the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees.

Beyond those restricted stock and stock option awards previously granted, the Company cannot predict with certainty the impact of SFAS 123R on its future consolidated financial statements as the type and amount of such awards are determined on an annual basis and encompass a potentially wide range depending upon the compensation decisions made by the Company's Board of Directors. SFAS 123R also requires the benefits of tax deductions in excess of compensation cost recognized in the financial statements to be reported as a financing cash flow, rather than an operating cash flow as currently required under Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" ("SFAS 95"). This requirement, to the extent it exists, will decrease net operating cash flows and increase net financing cash flows in periods subsequent to adoption. The Company believes this pronouncement will not have a material impact on its consolidated financial statements.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB107") which expresses the view of the SEC Staff regarding the interaction of SFAS 123R and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements. The Company believes that the views provided in SAB 107 are consistent with the approach taken in the valuation and accounting associated with share-based compensation issued in prior periods as well as those issued during 2005.

In June 2005, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 05-02 "The Meaning of "Conventional Convertible Debt Instrument" in EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company's Own Stock", which retains the exception in paragraph 4 of EITF Issue No. 00-19 for conventional debt instruments. Those instruments in which the holder has an option to convert the instrument into a fixed number of shares (or a corresponding amount of cash at the issuer's discretion) and its ability to exercise the option is based on either (a) the passage of time or (b) a contingent event, should be considered "conventional" for purposes of applying that exception. The consensus should be applied on a prospective basis for new or modified instruments starting from the third quarter of 2005. When there is a modification of a convertible debt instrument, the change in the fair value of an embedded conversion option should be included in the analysis of determining whether a debt extinguishment has occurred. The change in the fair value of the embedded conversion option is calculated as the difference between the fair value of the conversion option immediately prior to and after the modification. Also, when a modification of a convertible debt instrument occurs, the change in the fair value of the embedded conversion prior should be recognized as a discount (or premium) with a corresponding increase (or decrease) in additional paid-in capital. Lastly, a beneficial feature should not be recognized or reassessed upon modification of a convertible debt instrument. The adoption of EITF No. 05-02 is not expected to have a material effect on the Company’s consolidated financial statements or results of operations.

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether an impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company was required to adopt FSP FAS 115-1 in the first quarter of 2006. The adoption of this statement did not have a material impact on the Company's consolidated results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was required to be adopted in the first quarter of 2006. The Company determined that the adoption of SFAS No. 151 will not have a material impact on the consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153"), "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29." SFAS 152 addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 "Accounting for Non-monetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS 153, the Company adopted this new accounting standard effective July 1, 2005. The adoption of SFAS 153 did not have a material impact on the Company's financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This statement replaces APB opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transaction provision. When a pronouncement includes specific transaction provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154 for its fiscal year beginning after July 31, 2006. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No.155") - an amendment of FASB Statements No. 133 and 140. SFAS 155 amends FAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"), and SFAS 140 ("SFAS No.140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to permit fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Additionally, FAS 155 seeks to clarify which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and to clarify that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The requirements are effective for fiscal years beginning after December 15, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.

NOTE 3 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

July 31, 2006

Marketable equity securities, at cost	$50,000
Marketable equity securities, at fair value (See Notes 11 & 13)	$90,000

NOTE 4 - Other Current Assets

Other current assets consist of the following at July 31, 2006:

Cash collateral on project facility (Note 20)	$4,267,445
Other current assets	216,407
Total Other Current Assets	$4,483,852

NOTE 5 - Property and Equipment

Property and Equipment consist of the following at July 31, 2006:

Construction in progress	$661,899
Water Well	141,243
Building	116,000
Equipment	75,757
Vehicle	51,385
Improvements	15,797
Office Equipment	12,266
Furniture	1,843

Total	$1,076,190

Less: accumulated depreciation	(40,218)

Property and equipment, net	$1,035,972

Depreciation expense for the year ended July 31, 2006 and 2005 was $33,838 and $6,742, respectively.

In March 2006, the Company made a $250,000 down payment to a US supplier to acquire a new crushing system, including conveyors, for use at its El Chanate project. The total price for this equipment is approximately $1,164,000. The Company is required to purchase the equipment by the end of the third quarter of 2006, or the supplier is entitled to retain the down payment. As the Company has adequate funds to purchase this equipment, it anticipates purchasing the equipment within the requisite time period (see Note 24 - “Subsequent Events” for further details).

On May 19, 2006, the Company sold its Equipment Held for Resale and received proceeds, net of commissions, of $192,000. The Company recorded a loss on sale of this equipment of approximately $202,000.

NOTE 6 - Intangible Assets

Intangible assets consist of the following as of July 31, 2006:

Investment in Right of way	$18,620

Less: accumulated amortization	(4,820)

Intangible assets, net	$13,800

Amortization expense for the year ending July 31, 2006 and 2005 was $4,131 and $689, respectively.

NOTE 7 - Joint Venture

On February 23, 2002, MSR, one of the Company’s wholly-owned Mexican subsidiaries, entered into a joint venture agreement with Grupo Minero FG S.A. de C.V. (“FG”) to explore, evaluate and develop the El Chanate concessions. FG is a private Mexican company.

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

In April 2004, effective March 31, 2004, MSR, one of the Company’s wholly-owned Mexican affiliates, and FG executed an agreement (the "Termination Agreement") terminating their joint venture agreement (the "JV Agreement") with regard to the El Chanate project in Mexico.

Pursuant to the Termination Agreement, the parties amicably terminated the JV Agreement and released each other from all obligations under the JV Agreement. In consideration of FG's contributions to the venture of $457,455, the Company issued to FG 2,000,000 restricted shares of its common stock valued at $800,000 and MSR issued to FG a participation certificate entitling FG to receive five percent of the MSR's annual dividends, when declared. In connection with the issuance of these 2,000,000 shares, the Company recognized a charge to operations of $800,000. Additionally, the Company recognized a loss of $150,382 on the write off of the joint venture minority interest. The participation certificate also gives FG the right to participate, but not to vote, in the meetings of MSR's Board of Managers, Technical Committee and Partners. MSR also received a right of first refusal to carry out the works and render construction services required to effectuate the El Chanate project. This right of first refusal is not applicable where a funding source for the project determines that others should render such works or services.

FG has assigned or otherwise transferred to MSR all permits, licenses, consents and authorizations (collectively, "authorizations") for which FG had obtained in its name in connection with the development of the El Chanate project to the extent that the authorizations are assignable. To the extent that the authorizations are not assignable or otherwise transferable, FG has given its consent for the authorizations to be cancelled so that they can be re-issued or re-granted in MSR's name. The foregoing has been accomplished. (see Note 24 - “Subsequent Events” for details on the Company’s acquisition of its five percent net profits interest from FG.

NOTE 8 - Sale of Subsidiary Stock

On March 20, 2002, the Company sold all of the issued and outstanding shares of stock of its wholly-owned subsidiary, Minera Chanate, to an unaffiliated party for a purchase price of $2,131,616, payable in three installments. We received the first installment of $639,485 and paid commissions of $51,159 in March 2002. A second payment of $497,377 plus interest at the rate of 4.5% per annum was paid in August 2002. A third payment of $994,754 plus interest at the rate of 4.5% per annum, was paid in December 2002. Commissions of $41,733 and $80,821 were paid in connection with the second and third installments, respectively. In connection with the above transaction the Company recognized a gain of $1,907,903.

During March 2002, prior to the sale of Minera Chanate and pursuant to the FG joint venture agreement (see Note 6), Minera Chanate, in a series of transactions, sold all of its surface land and mining claims to Oro, another of the Company’s wholly-owned subsidiaries. Ora, in turn, leased the foregoing land and mining claims to MSR.

NOTE 9 - Mining Reclamation Bonds

These represent certificates of deposit that have been deposited as security for Mining Reclamation Bonds in Colorado. They bear interest at rates varying from 4.35% to 5.01% annually and mature at various dates through 2010.

NOTE 10 - Mining Concessions

Mining concessions consists of the following:

El Charro	$25,324
El Chanate	44,780

Total	$70,104

The El Chanate exploitation and exploration concessions are carried at historical cost and were acquired in connection with the purchase of the stock of Minera Chanate (see Note 1).

The Company acquired an additional mining concession - El Charro. El Charro lies within the current El Chanate property boundaries. The Company is required to pay 1 1/2% net smelter royalty in connection with the El Charro concession.

NOTE 11 - Loans Receivable - Affiliate

Loans receivable - affiliate consist of expense reimbursements from a publicly-owned corporation in which the Company has an investment. The Company's president and chairman of the board of directors is an officer and director of that corporation. These loans are non-interest bearing and due on demand (see Note 3 & 13).

NOTE 12 - Other Investments

Other investments are carried at cost and consist of tax liens purchased on properties located in Lake County, Colorado.

NOTE 13 - Other Comprehensive Income(Loss)-Supplemental Non-Cash Investing Activities

Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and unrealized gains and losses on marketable securities and is summarized as follows:

Balance - July 31, 2004	$88,739

Equity Adjustments from Foreign Currency Translation	28,975
Unrealized Gains on Marketable Securities	40,000

Balance - July 31, 2005	157,714

Equity Adjustments from Foreign Currency Translation	48,779
Unrealized Gains (loss) on Marketable Securities	(60,000)

Balance - July 31, 2006	$146,493

NOTE 14 - Related Party Transactions

In August 2002, the Company purchased marketable equity securities of a related company. The Company recorded approximately $10,350 and $9,300 in expense reimbursements including office rent from this entity for the year ended July 31, 2006 and 2005, respectively (see Notes 3 and 11). The Company utilizes a Mexican Corporation 100% owned by two officers/Directors and stockholders of the Company for mining support services. These services include but are not limited to the payment of mining salaries and related costs. The Mexican Corporation bills the Company for these services at cost. Mining expenses charged by the Mexican Corporation and reported on the statement of operations amounted to approximately $122,000 and $24,000 for the year ended July 31, 2006 and 2005, respectively.

During the fiscal years ended July 31, 2006 and 2005, the Company paid its V.P. Development and Director $63,000 and $68,000, respectively, for professional geologist and management services rendered to the Company, plus expenses. This individual also earned wages of $30,000 during the last three months of the fiscal year ended July 31, 2006. During the fiscal years ended July 31, 2006 and 2005, the Company paid its V.P. Exploration and Director consulting fees of $78,500 and $56,900, respectively. In addition, this individual earned wages of $10,000 during the last month of fiscal 2006. During the fiscal year ended July 31, 2006 and 2005, we paid a director legal and consulting fees of $8,000 and $6,625, respectively.

The Company’s V.P. Development and Director has, since 1995, been a Senior Consultant in the Minerals Advisory Group LLC, Tucson, Arizona, an entity that provided $25,000 worth of  services to the Company for the fiscal year ended July 31, 2006.

In January 2006, the Company extended the following stock options through January 3, 2007, all of which are exercisable at $0.05 per share: Chief Executive Officer and Director - 1,250,000 shares; Director - 500,000 shares; V.P. Investor Relations and Director - 327,727 shares; V.P. Development and Director - 500,000 shares; and V.P. Mine Development - 25,000 shares. There was not a material increase in the intrinsic value of these options at the date of modification as compared to the intrinsic value of the original issuance of these stock options on the applicable measurement date.

NOTE 15 - Stockholders' Equity

Common Stock

At various stages in the Company’s development, shares of the Company’s common stock have been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of the services provided or property received.

During the year ended July 31, 2006, the Company issued 4,825,913 shares of stock upon the exercising of common stock purchase warrants and options for net proceeds of $741,820, including 200,000 and 300,000 shares to its CEO and V.P. Mine Development for net proceeds of $10,000 and $15,000, respectively. The Company has also issued 1,000,000 shares of Common Stock (See Note 20) in connection with receiving a commitment letter from Standard Bank informing the Company of its approval for providing a $12 million (now $12.5 million) senior financing facility.

The Company closed two private placements in 2006 pursuant to which the Company issued an aggregate of 21,240,000 units, each unit consisting of one share of the Company’s common stock and a warrant to purchase ¼ of a share of the Company’s common stock for net proceeds of $4,999,500, net of commissions of $310,500. The Company also received net proceeds of $2,373,600, net of commissions of $206,430, from the exercising of 8,600,000 warrants in February 2006. The Warrant issued to each purchaser is exercisable for one share of the Company’s common stock, at an exercise price equal to $0.30 per share. Each Warrant has a term of eighteen months and is fully exercisable from the date of issuance. The Company issued to the placement agent in one of the placements eighteen month warrants to purchase up to 934,000 shares of the Company’s common stock at an exercise price of $0.25 per share. Such placement agent warrants are valued at approximately $189,000 using the Black-Scholes option pricing method.

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

NOTE 16 - Income Taxes

For income tax purposes, the Company has available net operating loss carryforwards ("NOL") as of July 31, 2006 of approximately $15,000,000 to reduce future federal taxable income. If any of the NOL's are not utilized, they will expire at various dates through 2025. There may be certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership.

Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for Each period as a result of the following:

	Year Ended July 31,
	2006	2005

Computed "expected" tax benefit	$5,823,176	$4,661,620
Decrease in tax benefit resulting from net operating loss for which no benefit is currently available	5,823,176	4,661,620
	$-	$-

The Company has deferred tax assets of approximately $5,823,176 at July 31, 2006 resulting primarily from net operating loss carryforwards. The Deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding their future realization. The difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of $1,161,556 and $553,740 in 2006 and 2005, respectively.

NOTE 17 - Loss on Equipment Option

In March 2004, the Company obtained exclusive non-refundable options to purchase an ore crusher and related assets for a total cost of $700,000. The Company paid $50,000 for these options, which ultimately expired. Accordingly, the Company realized a loss of $50,000.

NOTE 18 - Liquidity and Going Concern Uncertainty

The Company is a development stage enterprise with no mining revenues and has incurred recurring losses amounting to $31,388,503 through July 31, 2006. The Company incurred net losses of $4,804,692 and $2,005,682 during the years ended July 31, 2006 and 2005, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern (see Note 1).

During the year ended July 31, 2006, the Company has successfully obtained external financing through sales of its stock and exercise of options and, subsequent to the fiscal year end, it closed on a credit facility (see “Note 20 - Project Finance Facility” and Note 24 - ‘Subsequent Events” below). However, as the Company has no source of income and does not anticipate revenues from its planned mining operations until the second calendar quarter 2007, it may need additional funding to commence mining operations, cover any material cost overruns on the El Chanate project, cover ongoing general and administrative expenses and/or fund exploration.

There can be no assurance that sufficient funds, if required during the next year or thereafter, will be generated from operations or that funds will be available from external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be able to continue as a going concern.

The Company has developed a plan to address potential liquidity and funding issues until mining operations in Mexico can support ongoing cash flow needs. Should additional funds be needed, the Company intends to raise such funds through the sale of its securities, the exercising of certain warrants, the sale of a royalty interest in the future production from the Chanate properties and/or joint venturing with one or more strategic partners.

There is no assurance, however, that any of the Company's proposed plans to raise capital and otherwise fund operations, if needed, will prove successful. The Company's ability to continue as a going concern is dependent upon its ability to obtain sufficient funding as discussed above and its inability to do so will delay or cease the Company's planned operations as discussed above.

NOTE 19 - Commitments and Contingencies

Minera Chanate Option

Under the terms of the Minera Chanate purchase agreement, Capital Gold has granted AngloGold's designee to receive a one-time option to purchase 51% of Minera Chanate (or such entity that owns the Minera Chanate concessions at time of exercise) based upon the achievements of certain events (see Note 1).

Lease Commitments

The Company occupies office space in New York City under a non-cancelable operating lease that commenced on September 1, 2002 and terminates on August 31, 2007. In addition to base rent, the lease calls for payment of utilities and other occupancy costs.

Approximate future minimum payments under this lease are as follows:

Year Ending July 31,

2007	$51,000
2008	4,200
$55,200

Rent expense under the office lease in New York City was approximately $63,000 and $63,000 for the years ended July 31, 2006 and 2005, respectively.

In June 2006, the Company's Mexican operating subsidiary retained the contracting services of a Mexican subsidiary of M3 Engineering & Technology Corporation ("M3M") to provide EPCM (engineering procurement construction management) services. M3M will supervise the construction and integration of the various components necessary to commence production at the El Chanate Project. The contracted services shall not exceed $1,200,000 and the contract is based on the EPCM services to be provided by the M3. As of July 31, 2006, the Company has incurred approximately $72,000 in services provided.

Land Easement

On May 25, 2005, MSR entered into an agreement for an irrevocable access easement and an irrevocable fluids (electricity, gas, water and others) easement to land located at Altar, Sonora, Mexico. The term of the agreement is 5 years, extendable for 1-year additional terms, upon MSR’s request. The agreement would be suspended only by force majeure or Acts of God; and extendable for duration of suspension.  In consideration for these easements, $18,000 was paid upon the signing of the agreement and yearly advance payments equal to 2 annualized general minimum wages (365 X 2 general minimum wages) in force in Altar, Sonora, Mexico, are required. These yearly payments are to be made on September 1 of each year, using the minimum wage in effect on that day for the calculation of the amount payable. These payments are to be made for as long as the construction and production mining works and activities of MSR are being carried out, and are to cease as soon as such works and activities are permanently stopped.

El Charro

In May 2005, the Company acquired rights to the El Charro concession for approximately $20,000 and a royalty of 1.5% of net smelter return. The Company acquired the El Charro concession because it is surrounded entirely by the Company’s other concessions.

Environmental Remediation Costs

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at July 31, 2006.

NOTE 20 - Project Finance Facility

On February 2, 2005, the Company mandated Standard Bank London Limited as the exclusive arranger of a project finance facility of up to $10 million for the Company’s El Chanate gold mining project and associated hedging. As required by the mandate, the Company issued to Standard Bank 1,000,000 common stock purchase warrants and paid an initial cash fee of $100,000. Such warrants have been valued at approximately $253,000 using the Black-Scholes option pricing model and are reflected as deferred financing costs as a reduction of stockholders' equity on the Company's balance sheet. Such costs will be amortized to operations over the life of the debt and in the event the transaction with Standard Bank is not consummated, such costs will be charged to operations immediately. The initial cash fee of $100,000 is included in Deferred Finance Costs on the Company's balance sheet. Per the Company’s arrangement with Standard Bank, the shares issuable upon exercise of the 1,000,000 common stock purchase warrants have been included in a registration statement filed with the Securities and Exchange Commission covering their public resale.

On November 11, 2005 the Company received a commitment letter from Standard Bank informing it that its credit committee had approved the banks arranging and providing for a senior project financing facility for up to $12 million. Amongst other requirements, the commitment letter requires us to raise additional equity funding, net of expenses, that, along with cash on hand, is adequate to cover all required covenants and completion conditions. In connection with this letter, the Company paid $100,000 and issued 1,000,000 shares of the Company common stock. The Company recorded the $100,000 as deferred financing costs on the Company's balance sheet. Such costs will be amortized to operations over the life of the debt and in the event the transaction with Standard Bank is not consummated, such costs will be charged to operations immediately. The Company recorded the issuance of the 1,000,000 shares of common stock as deferred financing costs of approximately $270,000 as a reduction of stockholders' equity on the Company's balance sheet. The issuance of these shares was recorded at the fair market value of the Company's common stock at the commitment letter date or $0.27 per share. Pursuant to this letter, instead of delivering on the Closing Date of the facility an additional 14,600,000 common stock purchase warrants, as contemplated in the original Mandate, the Company would be required to deliver an additional 1,000,000 shares of common stock and an additional 12,600,000 common stock purchase warrants.

During March 2006, as part of the process with Standard Bank, the Company entered into a gold price protection agreement with Standard Bank plc to protect it against future fluctuations in the price of gold. The Company agreed to a series of gold forward sales and call option purchases in anticipation of entering into a credit agreement with Standard Bank, which will be used to fund part of the cost of development of the Company's El Chanate project. As of July 31, 2006, the Company was continuing to negotiate with Standard Bank on the terms of the credit agreement. Under the price protection agreement, the Company has agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. The Company will also purchase call options from Standard Bank on a quarterly basis during this same period covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. The Company paid a premium to Standard Bank associated with these transactions. In addition, the Company provided cash collateral of approximately $4.3 million to secure the Company’s obligations under this agreement and recorded this as an other current asset as of July 31, 2006. The cash collateral will be returned to the Company when the loan agreement is executed and all conditions precedent to funding have been satisfied.

See “Note 23 & 24” for further information on this derivative instrument and progress of the credit agreement with Standard Bank.

NOTE 21 - Mining and Engineering Contracts

In early December 2005, the Company’s wholly-owned Mexican subsidiary, MSR, which holds the rights to develop and mine El Chanate Project, entered into a Mining Contract with a Mexican mining contractor, Sinergia Obras Civiles y Mineras, S.A. de C.V,("Sinergia"). The Mining Contract becomes effective if and when MSR sends the Contractor a formal "Notice of Award".

Pursuant to the Mining Contract, the Contractor, using its own equipment, will generally perform all of the mining work (other than crushing) at the El Chanate Project for the life of the mine. The Mining Contract becomes effective upon delivery by MSR to the Contractor of a formal "Notice to Proceed". Subsequent to delivery of the "Notice to Proceed" and prior to commencement of any work by Sinergia, MSR must pay Sinergia a mobilization payment of $70,000, and must also make an advance payment of $520,000 to Sinergia. This advance payment is recoverable by MSR out of 100% of subsequent payments due to Sinergia under the Mining Contract. Sinergia's mining rates are subject to escalation on an annual basis. This escalation is tied to the percentage escalation in Sinergia's costs for its equipment, interest rates and labor. If the "Notice to Proceed" was not received by Sinergia by June 1, 2006, Sinergia could elect to either terminate the agreement or modify its initial mining rates. MSR is not obligated to proceed with the Mining Contract if those modified rates are unacceptable to MSR. On June 1, 2006, MSR sent a letter to Sinergia requesting a meeting to discuss possible modifications to the Mining Contract and a deferment of the June 1st deadline. See Note 24 “Subsequent Events” for further information.

In June 2006, the Company's Mexican operating subsidiary retained the contracting services of Mexican subsidiary of M3 Engineering & Technology Corporation ("M3M") to provide EPCM (engineering procurement construction management) services. M3M will supervise the construction and integration of the various components necessary to commence production at the El Chanate Project. The contracted services shall not exceed $1,200,000 and the contract is based on the EPCM services to be provided by M3M. As of July 31, 2006, the Company has incurred approximately $72,000 pursuant to this contract.

NOTE 22 - Employee and Consulting Agreements

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

On May 12, 2006, the Company entered into an employment agreement with John Brownlie, pursuant to which Mr. Brownlie serves as Vice President Operations. Mr. Brownlie receives a base annual salary of $150,000 and is entitled to annual bonuses. Upon his employment, he received options to purchase an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $.32 per share. 50,000 options vested immediately and the balance vest upon the Company achieving "Economic Completion" as that term is defined in the loan agreement with Standard Bank plc (when the Company has commenced mining operations and has been operating at anticipated capacity for 60 to 90 days). The term of the options is two years from the date of vesting. The agreement runs for an initial two year period, and automatically renews thereafter for additional one year periods unless terminated by either party within 30 days of a renewal date. The Company can terminate the agreement for cause or upon 30 days notice without cause. Mr. Brownlie can terminate the agreement upon 60 days notice without cause or, if there is a breach of the agreement by the Company that is not timely cured, upon 30 days notice. In the event that the Company terminates him without cause or he terminates due to the Company’s breach, he will be entitled to certain severance payments. The Company utilized the Black-Scholes method to fair value the 200,000 options received by Mr. Brownlie. The Company recorded approximately $70,000 as deferred compensation expense as of the date of the agreement and recorded the vested portion or $17,500 as stock compensation expense for the year ended July 31, 2006.

Effective July 31, 2006, the last day of the Company’s fiscal year, the Company entered into employment agreements with the following executive officers: Gifford A. Dieterle, the Company’s President and Treasurer, Roger A. Newell, the Company’s Vice President of Development, Jack V. Everett, the Company’s Vice President of Exploration, and Jeffrey W. Pritchard, the Company’s Vice President of Investor Relations.

The agreements run for a period of three years and automatically renew for successive one-year periods unless the Company or the executive provides the other party with written notice of the Company’s or his intent not to renew at least 30 days prior to the expiration of the then current employment period.

Mr. Dieterle is entitled to a base annual salary of at least $180,000 and each of the other executives is entitled to a base annual salary of at least $120,000. Each executive is entitled to a bonus or salary increase in the sole discretion of the Company’s board of directors. In addition, each of the executives received two year options to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $0.32 per share (the closing price on July 31, 2006). The Company utilized the Black-Scholes method to fair value the 1,000,000 options received by the executives as part of these employment agreements. The Company recorded approximately $204,000 as stock compensation expense as of July 31, 2006.

The Company has the right to terminate any executive's employment for cause or on 30 days' prior written notice without cause or in the event of the executive's disability (as defined in the agreements). The agreements automatically terminate upon an executive's death. "Cause" is defined in the agreements as (1) a failure or refusal to perform the services required under the agreement; (2) a material breach by executive of any of the terms of the agreement; or (3) executive's conviction of a crime that either results in imprisonment or involves embezzlement, dishonesty, or activities injurious to the Company or the Company’s reputation. In the event that the Company terminates an executive's employment without cause or due to the disability of the executive, the executive will be entitled to a lump sum severance payment equal to one month's salary, in the case of termination for disability, and up to 12 month's salary (depending upon years of service), in the case of termination without cause.

Each executive has the right to terminate his employment agreement on 60 days' prior written notice or, in the event of a material breach by us of any of the terms of the agreement, upon 30 days' prior written notice. In the event of a claim of material breach by us of the agreement, the executive must specify the breach and the Company’s failure to either (i) cure or diligently commence to cure the breach within the 30 day notice period, or (ii) dispute in good faith the existence of the material breach. In the event that an agreement terminates due to the Company’s breach, the executive is entitled to severance payments in equal monthly installments beginning in the month following the executive's termination equal to three month' salary plus one additional month's salary for each year of service to us. Severance payments cannot exceed 12 month's salary.

In conjunction with the employment agreements, the Company’s board of directors deeming it essential to the best interests of the Company’s stockholders to foster the continuous engagement of key management personnel and recognizing that, as is the case with many publicly held corporations, a change of control might occur and that such possibility, and the uncertainty and questions which it might raise among management, might result in the departure or distraction of management personnel to the detriment of the company and the Company’s stockholders, determined to reinforce and encourage the continued attention and dedication of members of the Company’s management to their engagement without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control of the company, the Company entered into identical agreements regarding change in control with the executives. Each of the agreements regarding change in control continues through December 31, 2009 and extends automatically to the third anniversary thereof unless the Company gives notice to the executive prior to the date of such extension that the agreement term will not be extended. Notwithstanding the foregoing, if a change in control occurs during the term of the agreements, the term of the agreements will continue through the second anniversary of the date on which the change in control occurred. Each of the agreements entitles the executive to change of control benefits, as defined in the agreements and summarized below, upon his termination of employment with us during a potential change in control, as defined in the agreements, or after a change in control, as defined in the agreements, when his termination is caused (1) by us for any reason other than permanent disability or cause, as defined in the agreement (2) by the executive for good reason as defined in the agreements or, (3) by the executive for any reason during the 30 day period commencing on the first date which is six months after the date of the change in control. Each executive would receive a lump sum cash payment of three times his base salary and outplacement benefits. Each agreement also provides that the executive is entitled to a payment to make him whole for any federal excise tax imposed on change of control or severance payments received by him.

NOTE 23 - Sales Contracts, Commodity and Financial Instruments

In March 2006, the Company entered into two identically structured derivative contracts with Standard Bank (See Note 20). Each derivative consisted of a series of forward sales of gold and a purchase gold cap. The Company agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. The Company also agreed to a purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. Under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), these contracts must be carried on the balance sheet at their fair value, with changes to the fair value of these contracts reflected as Other Income or Expense. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

The first derivative was entered into on March 1, 2006 for a premium of $550,000; and the second was entered into on March 30, 2006 for a premium of $250,000. The gold price rose sharply during the period March 1, 2006 through July 31, 2006 and was the primary reason for the decrease in premium on the derivative contracts. As of July 31, 2006, the carrying value of these derivatives was approximately $218,000. The change in fair value on these derivative contracts was approximately $582,000 for the year ended July 31, 2006, and was recorded as an other expense.

NOTE 24 - Subsequent Events
On August 14, 2006, the Board of Directors (the "Board") of the Company declared a dividend (the "Dividend") of one Series B common share purchase right (a "Right") for each outstanding share of common stock, par value $.0001 per share. Each Right represents the right to purchase one one-thousandth of Series B Share. The Dividend is payable to holders of record on August 14, 2006. In connection with the Dividend, the Company entered into a Rights Agreement with American Stock Transfer & Trust Company as Rights Agent (the "Rights Agreement"), specifying the terms of the Rights. The Rights will impose a significant penalty upon any person or group that acquires beneficial ownership of 20% or more of the Company's outstanding common stock without the prior approval of the Board. The Rights Agreement provides an exemption for any person who is, as of August 15, 2006, the beneficial owner of 20% or more of the Company’s outstanding common stock, so long as such person does not, subject to certain exceptions, acquire additional shares of the Company’s common stock after that date. The Rights Agreement will not interfere with any merger or other business combination approved by the Board.

On August 15, 2006, The Company entered into a credit agreement (the “Credit Agreement”) involving the Company’s wholly-owned subsidiaries MSR and Oro, as borrowers, the Company, as guarantor, and Standard Bank plc (“Standard Bank”), as the lender and the offshore account holder. Under the Credit Agreement, MSR and Oro have agreed to borrow money in an aggregate principal amount of up to US$12.5 million (the “Loan”) for the purpose of constructing, developing and operating the Company’s El Chanate project (the “Mine”). The Company is guaranteeing the repayment of the loan and the performance of the obligations under the Credit Agreement. The Loan is scheduled to be repaid in fourteen quarterly payments with the first principal payment due after certain Mine start-up production and performance criteria are satisfied, which the Company believes will occur in the first calendar quarter of 2008. The Loan bears interest at LIBOR plus 4.00%, with LIBOR interest periods of 1, 2, 3 or 6 months and with interest payable at the end of the applicable interest period.

The Credit Agreement contains covenants customary for a project financing loan, including but not limited to restrictions (subject to certain exceptions) on incurring additional debt, creating liens on the Company’s property, disposing of any assets, merging with other companies and making any investments. The Company is required to meet and maintain certain financial covenants, including (i) a debt service coverage ratio of not less than 1.2 to 1.0, (ii) a projected debt service coverage ratio of not less than 1.2 to 1.0, (iii) a loan life coverage ratio of at least 1.6 to 1.0, (iv) a project life coverage ratio of at least 2.0 to 1.0 and (v) a minimum reserve tail. The Company is also required to maintain a certain minimum level of unrestricted cash, and upon meeting certain Mine start-up production and performance criteria, MSR and Oro will be required to maintain a specified amount of cash as a reserve for debt repayment.

The Loan was secured by all of the tangible and intangible assets and property owned by MSR and Oro pursuant to the terms of a Mortgage Agreement, a Non-Possessory Pledge Agreement, an Account Pledge Agreement and certain other agreements entered into in Mexico (the “Mexican Collateral Documents”). As additional collateral for the Loan, the Company, together with its subsidiary, Leadville Mining & Milling Holding Corporation, pledged all of its ownership interest in MSR and Oro. In addition to these collateral arrangements, MSR and Oro will be required to deposit all proceeds of the Loan and all cash proceeds received from operations and other sources in an offshore, controlled account with Standard Bank. Absent a default under the loan documents, MSR and Oro may use the funds from this account for specific purposes such as approved project costs and operating costs.

As part of the fee for entering into and closing the Credit Agreement, the Company has issued to Standard Bank 1,150,000 shares of the Company’s restricted common stock and a warrant for the purchase of 12,600,000 shares of the Company’s common stock at an exercise price of $0.317 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Agreement. Previously, pursuant to the mandate and commitment letter for the facility, The Company issued to Standard Bank 1,000,000 shares of the Company’s restricted common stock and a warrant for the purchase of 1,000,000 shares of the Company’s common stock at an exercise price of $0.32 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Agreement. The Company has registered for public resale the 1,000,000 shares and the 1,000,000 shares issuable upon exercise of warrants issued to Standard Bank pursuant to the mandate and commitment letter and the Company has agreed to register for resale the shares and the shares issuable upon exercise of the warrants issued to Standard at the closing of the Credit Agreement.

On August 30, 2006, Standard Bank returned to the Company the $4.3 million held as cash collateral to protect the Company against future fluctuations in the price of gold as part of a gold price protection agreement with Standard Bank plc (See Note 4 & 20).

On September 1, 2006, the Company amended its consulting agreement with its Chief Financial Officer. Pursuant to the agreement, the Company’s Chief Financial Officer devotes approximately 50% of his time to our business. He receives a monthly fee of $10,000. The agreement runs for an initial one year period, and is renewable thereafter for an additional year. He can terminate the Agreement on 60 days notice. In conjunction with the amended consulting agreement, the Company entered into a change of control agreement similar to the agreements entered into with other executive officers; except that the Company’s CFO agreement renews annually and his benefits are based upon one times his base annual fee.

Subsequently to July 31, 2006, the Company issued purchase orders on material and equipment regarding its El Chanate Project amounting to approximately $5,600,000. As of October 24, 2006, the Company has paid approximately $2,500,000 on these commitments, including an additional down payment of approximately $230,000 on the new crushing system, including conveyors.

On September 13, 2006, the Company repurchased the 5% net profits interest formerly held by Grupo Minera FG (“FG”), and subsequently acquired by Daniel Gutierrez Cibrian, with respect to the operations at the El Chanate mine. That net profits interest had originally been granted to FG in connection with the April 2004 termination of the joint venture agreement between FG and MSR, Capital Gold’s wholly owned Mexican subsidiary (See Note 7).

The purchase price for the buyback of the net profits interest was $500,000, and was structured as part of the project costs financed by the recently completed loan agreement with Standard Bank, Plc. (See Note 20). Mr. Gutierrez will retain a 1% net profits interest in MSR, payable only after a total $US 20 million in net profits has been generated from operations at El Chanate.

On October 10, 2006, the Company completed the initial draw down on its credit facility from Standard Bank receiving proceeds of $1,250,000. The Company anticipates using the proceeds for the repurchase of the 5% net profits interest formerly held by FG and to continue the mine development at the El Chanate site.

On October 11, 2006, subsequent to the end of the fiscal year, and prior to the initial draw on its credit facility with Standard Bank, the Company entered into interest rate swap agreements in accordance with the terms of the Credit Facility, which requires that the Company hedge at least 50 percent of its outstanding debt under this facility. The agreements entered into cover $9,375,000 or 75% of the outstanding debt. Both swaps covered this same notional amount of $9,375,000, but over different time horizons. The first covered the six months commencing October 11, 2006 and a termination date of March 31, 2007 and the second covering the period from March 30, 2007 and a termination date of December 31, 2010. The Company intends to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as the Company deems appropriate. However, any use of interest rate derivatives will be restricted to use for risk management purposes.

NOTE 25 - Subsequent Events - Sinergia
On August 2, 2006, the Company amended the November 24, 2005 Mining Contract (See Note 21) between its subsidiary, MSR, and Sinergia. Pursuant to the amendment, MSR's right to deliver the Notice to Proceed to Sinergia is extended to November 1, 2006. Provided that this Notice is delivered to Sinergia on or before that date, with a specified date of commencement of the Work (as defined in the contract) not later than February 1, 2007, the mining rates set forth in the Mining Contract will still apply; subject to adjustment for the rate of inflation between September 23, 2005 and the date of commencement of the work. As consideration for these changes, the Company paid Sinergia $200,000 of the requisite advance payment discussed below. On November 1, 2006, MSR delivered the Notice of Award specifying January 25, 2007 as the date of commencement of Work.

Pursuant to the Mining Contract, Sinergia, using its own equipment, will generally perform all of the mining work (other than crushing) at the El Chanate Project for the life of the mine. Subsequent to delivery of the Notice to Proceed and prior to the commencement of any work by Sinergia, MSR must pay Sinergia a mobilization payment of $70,000, and must also make an advance payment of $520,000 to Sinergia (all of which has already been advanced). The advance payments are recoverable by MSR out of 100% of subsequent payments due to Sinergia under the Mining Contract. Pursuant to the Mining Contract, upon termination, Sinergia would be obligated to repay any portion of the advance payment that had not yet been recouped. Sinergia’s mining rates are subject to escalation on an annual basis. This escalation is tied to the percentage escalation in Sinergia’s costs for various parts for its equipment, interest rates and labor. One of the principals of Sinergia is one of the former principals of FG. FG was our former joint venture partner.