Form 10QSB
period 2006-10-31
CAPITAL GOLD CORP
filed 2006-12-19
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at December 15, 2006
Common Stock, par value $.0001 per share	133,482,854

Transitional Small Business Format (check one);   Yes ☐   No ☒

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three months ended October 31, 2006.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2006.

The results reflected for the three months ended October 31, 2006 are not necessarily indicative of the results for the entire fiscal year.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

October 31,
2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,936,828
Loans Receivable - Affiliate (Note 8 and 11)	43,995
Prepaid Assets	35,525
Marketable Securities (Note 3)	140,000
Deposits (Note 18)	1,679,110
Other Current Assets	338,374
Total Current Assets	4,173,832

Mining Concessions (Note 6)	70,104

Property & Equipment - net (Note 4)	4,499,160

Intangible Assets - net (Note 5)	512,900

Other Assets:
Other Investments (Note 9)	28,052
Deferred Financing Costs (Note 13)	683,849
Mining Reclamation Bonds (Note 6)	35,550
Other	42,285
Security Deposits	9,599
Total Other Assets	799,335

Total Assets	$10,055,331

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$289,934
Accrued Expenses	584,116
Derivative Contracts (Note 16)	115,424
Total Current Liabilities	989,474

Note Payable	1,250,000
Total Long-term Liabilities (Note 13)	1,250,000

Commitments and Contingencies
Stockholders’ Equity:
Common Stock, Par Value $.0001 Per Share;
Authorized 200,000,000 shares; Issued and
Outstanding 132,785,129 Shares	13,278
Additional Paid-In Capital	44,433,022
Deficit Accumulated in the Development Stage	(32,549,272)
Deferred Financing Costs (Note 13)	(4,136,015)
Deferred Compensation	(52,500)
Accumulated Other Comprehensive Loss (Note 10)	107,344
Total Stockholders’ Equity	7,815,857
Total Liabilities and Stockholders’ Equity	$10,055,331

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

			For the Period
	For The Three Months Ended		September 17, 1982
	October 31,		(Inception) To
	2006	2005	October 31, 2006

Revenues	$-	$-	$-
Costs and Expenses:
Mine Expenses	212,227	540,551	9,816,940
Write-Down of Mining, Milling and Other Property and Equipment	-	-	1,299,445
Selling, General and Administrative Expenses	632,237	289,347	12,630,697
Stocks and Warrants issued for Services	-	-	9,499,238
Depreciation and Amortization	73,445	8,570	487,571
Total Costs and Expenses	917,909	838,468	33,733,891

Loss from Operations	(917,909)	(838,468)	(33,733,891)

Other Income (Expense):
Interest Income	21,578	25,506	1,001,295
Interest Expense	(22,581)	-	(22,581)
Miscellaneous	-	-	36,199
Loss on Sale of Property and Equipment	-	-	(155,713)
Gain on Sale of Subsidiary	-	-	1,907,903
Option Payment	-	-	70,688
Loss on change in fair value of derivative	(241,857)		(823,781)
Loss on Write-Off of Investment	-	-	(10,000)
Loss on Joint Venture	-	-	(901,700)
Loss on Option	-	-	(50,000)
Gain (Loss) on Other Investments	-	-	(3,697)
Loss on Write -Off of Minority Interest	-	-	(150,382)
Total Other Income (Expense)	(242,860)	25,506	898,231

Loss Before Minority Interest	(1,160,769)	(812,962)	(32,835,660)
Minority Interest	-	-	286,388
Net Loss	$(1,160,769)	$(812,962)	$(32,549,272)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	132,597,627	95,969,218

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 (UNAUDITED)

				Deficit	Accumulated
				Accumulated	Other
			Additional	in the	Comprehensive	Deferred	Deferred	Total
	Common Stock		paid-in-	Development	Income/	Financing	Compensation	Stockholder
	Shares	Amount	capital	Stage	(Loss)	Costs	Costs	Equity

Balance at July 31, 2006	131,635,129	13,163	40,733,825	(31,388,503)	146,493	(522,541)	(52,500)	8,929,937
Deferred Financing Costs	1,150,000	115	350,635	-	-	(350,750)	-	-
Deferred Financing Costs	-	-	3,314,449	-	-	(3,314,449)	-	-
Amortization of Deferred Finance Costs	-	-	-	-	-	51,725	-	51,725
Options and warrants issued for services	-	-	34,113	-	-	-	-	34,113
Unrealized loss on marketable securities	-	-	-	-	50,000	-	-	50,000
Change in fair value on interest rate swaps	-	-	-	-	(91,682)	-	-	(91,682)
Equity adjustment from foreign currency translation	-	-	-	-	2,533	-	-	2,533
Net loss for the three months ended October 31, 2006	-	-	-	(1,160,769)	-		-	(1,160,769)
Balance - October 31, 2006	132,785,129	$13,278	$44,433,022	$(32,549,272)	$107,344	$(4,136,015)	$(52,500)	$7,815,857

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended		For The Period September 17, 1982
	October 31,		(Inception) To
	2006	2005	October 31, 2006
Cash Flow From Operating Activities:
Net Loss	$(1,160,769)	$(812,962)	$(32,549,272)
Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	73,445	8,570	496,141
Gain on Sale of Subsidiary	-	-	(1,907,903)
Minority Interest in Net Loss of Subsidiary	-	-	(286,388)
Write-Down of Impaired Mining, Milling and Other	-
Property and Equipment	-	-	1,299,445
Loss on Sale of Property and Equipment	-	-	155,713
Loss on change in fair value of derivative	241,858		823,782
Loss on Write-Off of Investment	-	-	10,000
Loss on Joint Venture	-	-	901,700
Loss on Write-Off of Minority Interest	-	-	150,382
Value of Common Stock and Warrants Issued for Services	34,115	-	12,619,730
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	4,507	18,991	(16,575)
(Increase) Decrease in Other Current Assets	4,145,478	18,013	(1,120,361)
(Increase) in Other Deposits	(1,429,110)	(18,000)	(1,697,110)
Increase (Decrease) in Other Assets	768	-	(41,900)
(Increase) in Security Deposits	-	-	(9,605)
Increase (Decrease) in Accounts Payable	30,962	55,030	373,146
Increase (Decrease) in Accrued Expenses	227,445	(46,819)	364,374
Net Cash Provided by (Used in) Operating Activities	2,168,699	(777,177)	(20,434,701)

Cash Flow From Investing Activities:
(Increase) in Other Investments	(6,572)	(260)	(28,312)
Purchase of Mining, Milling and Other Property and
Equipment	(3,475,456)	(17,524)	(6,666,738)
Purchase of Concessions	-	-	(25,324)
Investment in Intangibles	(500,000)	-	(518,620)
Proceeds on Sale of Mining, Milling and Other Property
and Equipment	-	-	275,638
Proceeds From Sale of Subsidiary	-	-	2,131,616
Expenses of Sale of Subsidiary	-	-	(101,159)
Advance Payments - Joint Venture	-	-	98,922
Investment in Joint Venture	-	-	(101,700)
Investment in Privately Held Company	-	-	(10,000)
Net Assets of Business Acquired (Net of Cash)	-	-	(42,130)
Investment in Marketable Securities	-	-	(50,000)

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) - (Continued)

	For The Three Months Ended		For The Period September 17, 1982
	October 31,		(Inception) To
	2006	2005	October 31, 2006

Net Cash Used in Investing Activities	(3,982,028)	(17,784)	(5,037,807)

Cash Flow From Financing Activities:
Advances to Affiliate	(2,250)	(3,577)	(47,572)
Proceeds from Borrowing on Credit Facility	1,250,000		1,250,000
Proceeds of Borrowings - Officers	-	-	18,673
Repayment of Loans Payable - Officers	-	-	(18,673)
Proceeds of Note Payable	-	-	11,218
Payments of Note Payable	-	-	(11,218)
Proceeds From Issuance of Common Stock, net	-	-	26,850,844
Commissions on Sale of Common Stock	-	-	(5,250)
Deferred Finance Costs	(241,624)	-	(692,401)
Expenses of Initial Public Offering	-	-	(408,763)
Capital Contributions - Joint Venture Subsidiary	-	-	304,564
Purchase of Certificate of Deposit - Restricted	-	-	(5,000)
Purchase of Mining Reclamation Bonds	-	-	(30,550)
Net Cash Provided By (Used In) Financing Activities	1,006,126	(3,577)	27,215,872
Effect of Exchange Rate Changes	2,533	(7,138)	193,464

Increase (Decrease) In Cash and Cash Equivalents	(804,670)	(805,676)	1,936,828
Cash and Cash Equivalents - Beginning	2,741,498	4,281,548	-
Cash and Cash Equivalents - Ending	$1,936,828	$3,475,872	$1,936,828

Supplemental Cash Flow Information:
Cash Paid For Interest	$-	$-	$-
Cash Paid For Income Taxes	$557	$6,315	$46,531
Non-Cash Financing Activities:
Issuances of Common Stock as Commissions
on Sales of Common Stock	$-	$-	$440,495
Issuance of common stock and warrants as payment of financing costs	$3,665,199	$-	$4,187,740
Change in fair value of derivative instrument	$91,682		$91,682
Issuance of common stock and warrants as payment for Expenses	$-	$-	$192,647
Issuance of Common Stock as Payment for Mining,
Milling and Other Property and Equipment	$-	$-	$4,500
Exercise of Options as Payment of Accounts Payable	$-	$-	$36,000

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Gold Corporation and its subsidiaries, which are wholly and majority owned. All significant inter-company accounts and transactions have been eliminated in consolidation.

Capital Gold Corporation ("Capital Gold", "the Company", "we" or "us") was incorporated in February 1982 in the State of Nevada. During March 2003 the Company's stockholders approved an amendment to the Articles of Incorporation to change its name from Leadville Mining and Milling Corp. to Capital Gold Corporation. In November 2005, the Company reincorporated in Delaware. The Company owns rights to property located in the State of Sonora, Mexico and the California Mining District, Lake County, Colorado and is in the process of constructing and developing an open-pit gold mining operation to mine two of its Mexican concessions All of the Company's mining activities are now being performed in Mexico. The Company is a development stage enterprise.

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

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and has recurring losses from operations and operating cash constraints that raise substantial doubt about the Company's ability to continue as a going concern. These statements should be read in conjunction with the Company’s consolidated financial statements included within our Form 10-KSB for the fiscal year ended July 31, 2006, as filed with the SEC on November 1, 2006.

NOTE 2 - Equity Based Compensation

In connection with offers of employment to the Company’s executives as well as in consideration for agreements with certain consultants, the Company issues options and warrants to acquire its common stock. Employee and non-employee awards are made in the discretion of the Board of Directors.

Such options and warrants may be exercisable at varying exercise prices currently ranging from $0.02 to $0.41 per share of common stock with certain of these grants becoming exercisable immediately upon grant subject to shareholder approval. Certain grants vest for a period of five months to two years (generally concurrent with service periods for grants to employees/consultants - See Note 15 - Employee and Consulting Agreements). Certain grants contain a provision whereby they become immediately exercisable upon a change of control.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant-date fair values of stock options and warrants granted during the three months ended October 31, 2006 and 2005, were $0.31 and $0, respectively. The fair values of the options and warrants granted were estimated based on the following weighted average assumptions:

	Three Months ended October 31,
	2006	2005

Expected volatility	134%	-
Risk-free interest rate	6.25%	-
Expected dividend yield	-	-
Expected life	4.5 years	-

Stock option and warrant activity for employees during the three months ended October 31, 2006 is as follows:

	Number of Options	Weighted Average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Outstanding at July 31, 2005	4,711,363	$.30	0.30	$1,277,977
Options granted	4,611,363.13		-	-
Options exercised	(590,909)	.05	-	-
Options expired	(3,161,363)	.05	-	-
Warrants and options outstanding at July 31, 2006	5,570,454	$.16	1.17	$702,250

Options granted	-	-	-	-
Options exercised	-	-	-	-
Options expired	-	-	-	-
Warrants and options outstanding at October 31, 2006	5,570,454	$.16	0.92	$702,250
Warrants and options exercisable at October 31, 2006	4,120,454	$.10	0.46	$680,250

Unvested stock option and warrant balances for employees at October 31, 2006 are as follows:

Weighted
		Weighted	average
	Number	Average	remaining	Aggregate
	of	Exercise	contracted	Intrinsic
	Options	price	term (years)	value

Outstanding at August 1, 2005	-	-	-	$-
Options granted	150,000	$.32	1.58	16,500
Unvested Options outstanding at October 31, 2006	150,000	$.32	1.58	$16,500

Stock option and warrant activity for non-employees during the three months ended October 31, 2006 is as follows:

			Weighted
		Weighted	average
	Number	Average	remaining	Aggregate
	of	Exercise	contracted	Intrinsic
	Options	price	term (years)	value

Outstanding at July 31, 2005	31,902,004	$.30	1.13	$3,430,120
Options granted	6,844,000.28		-	-
Options exercised	(12,835,004)	.29	-	-
Options expired	(350,000)	.10	-	-
Warrants and options outstanding at July 31, 2006	25,561,000	$.29	1.33	$1,939,530

Options granted	12,600,000	$.317	-	-
Options exercised	-	-	-	-
Options expired	-	-	-	-
Warrants and options outstanding at October 31, 2006	38,161,000	$.30	1.74	$1,787,330
Warrants and options exercisable at October 31, 2006	37,911,000	$.29	1.44	$1,786,430

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

NOTE 3 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

October 31,
2006

Marketable equity securities, at cost	$50,000
Marketable equity securities, at fair value	$140,000
(See Notes 8 & 10)

NOTE 4 - Property and Equipment

Property and Equipment consist of the following at October 31, 2006:

Construction in progress	4,101,478
Water Well	141,242
Building	116,922
Equipment	75,756
Vehicle	80,200
Improvements	15,797
Office Equipment	14,893
Furniture	1,843

Total	$4,548,131

Less: accumulated depreciation	(48,971)

Property and equipment, net	$4,499,160

The Company issued purchase orders on material and equipment regarding its El Chanate Project amounting to approximately $6,200,000 as of October 31, 2006, and had paid approximately $3,200,000 on these commitments.

Depreciation expense for the three months ended October 31, 2006 and 2005 was $12,267 and $7,538, respectively.

NOTE 5 - Intangible Assets

Intangible assets consist of the following as of October 31, 2006:

Repurchase of Net Profits Interest from FG	$500,000
Investment in Right of way	18,620
Less: accumulated amortization	(5,720)

Intangible assets, net	$512,900

On September 13, 2006, the Company repurchased the 5% net profits interest formerly held by Grupo Minera FG (“FG”), and subsequently acquired by Daniel Gutierrez Cibrian, with respect to the operations at the El Chanate mine. That net profits interest had originally been granted to FG in connection with the April 2004 termination of the joint venture agreement between FG and MSR, Capital Gold’s wholly owned Mexican subsidiary. MSR also received a right of first refusal to carry out the works and render construction services required to effectuate the El Chanate Project. This right of first refusal is not applicable where a funding source for the project determines that others should render such works or services. FG has assigned or otherwise transferred to MSR all permits, licenses, consents and authorizations (collectively, “authorizations”) for which FG had obtained in its name in connection with the development of the El Chanate Project to the extent that the authorizations are assignable. To the extent that the authorizations are not assignable or otherwise transferable, FG has given its consent for the authorizations to be cancelled so that they can be re-issued or re-granted in MSR’s name. The foregoing has been completed. The purchase price for the buyback of the net profits interest was $500,000, and was structured as part of the project costs financed by the recently completed loan agreement with Standard Bank, Plc. (See Note 13). Mr. Gutierrez will retain a 1% net profits interest in MSR, payable only after a total $US 20 million in net profits has been generated from operations at El Chanate. The Company recorded this transaction on its balance sheet as an intangible asset under guidance provided by FAS 142 - Goodwill and Other Intangible Assets to be amortized over the period of which the asset is expected to contribute directly or indirectly to the Company’s cash flow.

Amortization expense for the three months ending October 31, 2006 and 2005 was $900 and $1,032, respectively.

NOTE 6 - Mining Reclamation Bonds

These represent certificates of deposit that have been deposited as security for Mining Reclamation Bonds in Colorado. They bear interest at rates varying from 4.35% to 5.01% annually and mature at various dates through 2010.

NOTE 7 - Mining Concessions

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

NOTE 8 - Loans Receivable - Affiliate

Loans receivable - affiliate consist of expense reimbursements from a publicly-owned corporation in which the Company has an investment. The Company's president and chairman of the board of directors is an officer and director of that corporation. These loans are non-interest bearing and due on demand (see Note 3 & 11).

NOTE 9 - Other Investments

Other investments are carried at cost and consist of tax liens purchased on properties located in Lake County, Colorado.

NOTE 10 - Other Comprehensive Income(Loss)-Supplemental Non-Cash Investing Activities

Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and unrealized gains and losses on marketable securities and is summarized as follows:

Balance - July 31, 2005	$157,714

Equity Adjustments from Foreign Currency Translation	48,779
Unrealized Gains (loss) on Marketable Securities	(60,000)

Balance - July 31, 2006	146,493

Change in fair value of derivative instrument	(91,682)
Equity Adjustments from Foreign Currency Translation	2,533
Unrealized Gains (loss) on Marketable Securities	50,000

Balance - October 31, 2006	$107,344

NOTE 11 - Related Party Transactions

In August 2002, the Company purchased marketable equity securities of a related company. The Company recorded approximately $2,250 and $3,600 in expense reimbursements including office rent from this entity for the three months ended October 31, 2006 and 2005, respectively (see Notes 3 and 8). The Company utilizes a Mexican Corporation 100% owned by two officers/Directors and stockholders of the Company for mining support services. These services include but are not limited to the payment of mining salaries and related costs. The Mexican Corporation bills the Company for these services at cost. Mining expenses charged by the Mexican Corporation and reported on the statement of operations amounted to approximately $113,000 and $25,000 for the three months ended October 31, 2006 and 2005, respectively.

During the three months ended October 31, 2006 and 2005, the Company paid its V.P. Development and Director $0 and $17,000, respectively, for professional geologist and management services rendered to the Company. This individual also earned wages of $30,000 during the three months ended October 31, 2006. During the three months ended October 31, 2006 and 2005, the Company paid its V.P. Exploration and Director consulting fees of $0 and $17,000, respectively. In addition, this individual earned wages of $30,000 during the three months ended October 31, 2006. During the three months ended October 31, 2006 and 2005, we paid a director legal and consulting fees of $6,000 and $0, respectively.

The Company’s V.P. Development and Director has, since 1995, been a senior consultant in the Minerals Advisory Group LLC, Tucson, Arizona, an entity that provided $3,000 for services to the Company for the three months ended October 31, 2006.

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

NOTE 12 - Stockholders' Equity

Common Stock

At various stages in the Company’s development, shares of the Company’s common stock have been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of the services provided or property received.

During the year ended July 31, 2006, the Company issued 4,825,913 shares of stock upon the exercising of common stock purchase warrants and options for net proceeds of $741,820, including 200,000 and 300,000 shares to its CEO and V.P. Mine Development for net proceeds of $10,000 and $15,000, respectively. The Company has also issued 1,000,000 shares of Common Stock (See Note 13) in connection with receiving a commitment letter from Standard Bank informing the Company of its approval for providing a $12 million (now $12.5 million) senior financing facility.

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

The Company issued 1,150,000 shares of common stock and 12,600,000 common stock purchase warrants to Standard Bank as part of a commitment fee to entering into the credit facility on August 15, 2006, with its wholly-owned subsidiaries MSR and Oro. The Company recorded the issuance of the 1,150,000 shares of common stock and 12,600,000 warrants as deferred financing costs of approximately $351,000 and $3,314,000, respectively, as a reduction of stockholders' equity on the Company's balance sheet. The issuance of 1,150,000 shares was recorded at the fair market value of the Company's common stock at the closing date or $0.305 per share. The warrants were valued at approximately $3,314,000 using the Black-Scholes option pricing model and were reflected as deferred financing costs as a reduction of stockholders' equity on the Company’s balance sheet (See Note 13). The balance of deferred financing costs net of amortization as of October 31, 2006, as a reduction of stockholders' equity, was approximately $4,136,000. Amortization expense for the three months ended October 31, 2006, was $60,000.

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

Rights Agreement

On August 14, 2006, the Board of Directors (the "Board") of the Company declared a cash dividend (the "Dividend") of one Series B common share purchase right (a "Right") for each outstanding share of common stock, par value $.0001 per share. Each Right represents the right to purchase one one-thousandth of Series B Share. The Dividend is payable to holders of record on August 14, 2006. In connection with the Dividend, the Company entered into a Rights Agreement with American Stock Transfer & Trust Company as Rights Agent (the "Rights Agreement"), specifying the terms of the Rights. The Rights will impose a significant penalty upon any person or group that acquires beneficial ownership of 20% or more of the Company's outstanding common stock without the prior approval of the Board. The Rights Agreement provides an exemption for any person who is, as of August 15, 2006, the beneficial owner of 20% or more of the Company’s outstanding common stock, so long as such person does not, subject to certain exceptions, acquire additional shares of the Company’s common stock after that date. The Rights Agreement will not interfere with any merger or other business combination approved by the Board. The Rights Agreement is subject to approval by its stockholders.

NOTE 13 - Project Finance Facility

On August 15, 2006, the Company entered into a credit agreement (the “Credit Agreement”) involving its wholly-owned subsidiaries MSR and Oro, as borrowers, us, as guarantor, and Standard Bank plc (“Standard Bank”), as the lender and the offshore account holder. Under the Credit Agreement, MSR and Oro have agreed to borrow money in an aggregate principal amount of up to US$12.5 million (the “Loan”) for the purpose of constructing, developing and operating our El Chanate Project (the “Mine”). The Company is guaranteeing the repayment of the loan and the performance of the obligations under the Credit Agreement. The Loan is scheduled to be repaid in fourteen quarterly payments with the first principal payment due after certain Mine start-up production and performance criteria are satisfied, which the Company believes it will occur in the first calendar quarter of 2008. The Loan bears interest at LIBOR plus 4.00%, with LIBOR interest periods of 1, 2, 3 or 6 months and with interest payable at the end of the applicable interest period.

The Credit Agreement contains covenants customary for a project financing loan, including but not limited to restrictions (subject to certain exceptions) on incurring additional debt, creating liens on its property, disposing of any assets, merging with other companies and making any investments. The Company is required to meet and maintain certain financial covenants, including (i) a debt service coverage ratio of not less than 1.2 to 1.0, (ii) a projected debt service coverage ratio of not less than 1.2 to 1.0, (iii) a loan life coverage ratio of at least 1.6 to 1.0, (iv) a project life coverage ratio of at least 2.0 to 1.0 and (v) a minimum reserve tail. The Company is also required to maintain a certain minimum level of unrestricted cash, and upon meeting certain Mine start-up production and performance criteria, MSR and Oro will be required to maintain a specified amount of cash as a reserve for debt repayment.

The Loan is secured by all of the tangible and intangible assets and property owned by MSR and Oro pursuant to the terms of a Mortgage Agreement, a Non-Possessory Pledge Agreement, an Account Pledge Agreement and certain other agreements entered into in Mexico (the “Mexican Collateral Documents”). As additional collateral for the Loan, the Company, together with its subsidiary, Leadville Mining & Milling Holding Corporation, have pledged all of its ownership interest in MSR and Oro. In addition to these collateral arrangements, MSR and Oro are required to deposit all proceeds of the Loan and all cash proceeds received from operations and other sources in an offshore, controlled account with Standard Bank. Absent a default under the loan documents, MSR and Oro may use the funds from this account for specific purposes such as approved project costs and operating costs.

As part of the fee for entering into and closing the Credit Agreement, the Company issued to Standard Bank 1,150,000 shares of its restricted common stock and a warrant for the purchase of 12,600,000 shares of our common stock at an exercise price of $0.317 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Agreement. Previously, pursuant to the mandate and commitment letter for the facility, the Company issued to Standard Bank 1,000,000 shares of its restricted common stock and a warrant for the purchase of 1,000,000 shares of its common stock at an exercise price of $0.32 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Agreement. The Company recorded the issuance of the 1,000,000 shares of common stock as deferred financing costs of approximately $270,000 as a reduction of stockholders' equity on its balance sheet. The issuance of these shares was recorded at the fair market value of the Company’s common stock at the commitment letter date or $0.27 per share. In addition, the warrants were valued at approximately $253,000 using the Black-Scholes option pricing model and were reflected as deferred financing costs as a reduction of stockholders' equity on the Company’s balance sheet in 2006. The Company registered for public resale the 2,150,000 shares issued to Standard Bank and the 13,600,000 shares issuable upon exercise of warrants issued to Standard Bank.

In March 2006, The Company entered into a gold price protection arrangement with Standard Bank to protect us against future fluctuations in the price of gold. The Company agreed to a series of gold forward sales and call option purchases in anticipation of entering into the Credit Agreement. Under the price protection agreement, the Company has agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. The Company will also purchase call options from Standard Bank on a quarterly basis during this same period covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. The Company paid a fee to Standard Bank in connection with the price protection agreement. In addition, we provided aggregate cash collateral of approximately $4.3 million to secure our obligations under this agreement. The cash collateral was returned to us after the Credit Agreement was executed in August 2006.

On October 11, 2006, The Company completed the initial draw down on our credit facility from Standard Bank receiving proceeds of $1,250,000. The Company used these proceeds for the repurchase of the 5% net profits interest formerly held by FG and to continue the mine development at the El Chanate Project (See Note 17 “Subsequent Events” for additional information on draw downs).

On October 11, 2006, prior to the Company’s initial draw on the Credit Facility, the Company entered into interest rate swap agreements in accordance with the terms of the Credit Facility, which requires that the Company hedge at least 50 percent of our outstanding debt under this facility. The agreements entered into cover $9,375,000 or 75% of the outstanding debt. Both swaps covered this same notional amount of $9,375,000, but over different time horizons. The first covered the six months commencing October 11, 2006 and a termination date of March 31, 2007 and the second covering the period from March 30, 2007 with a termination date of December 31, 2010. We intend to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as we deem appropriate. However, any use of interest rate derivatives will be restricted to use for risk management purposes (See Note 16).

NOTE 14 - Mining and Engineering Contracts

In early December 2005, the Company’s wholly-owned Mexican subsidiary, MSR, which holds the rights to develop and mine El Chanate Project, entered into a Mining Contract with a Mexican mining contractor, Sinergia Obras Civiles y Mineras, S.A. de C.V,("Sinergia"). The Mining Contract becomes effective if and when MSR sends the Contractor a formal "Notice of Award".

On August 2, 2006, the Company amended the November 24, 2005 Mining Contract between its subsidiary, MSR, and Sinergia. Pursuant to the amendment, MSR's right to deliver the Notice to Proceed to Sinergia is extended to November 1, 2006. Provided that this Notice is delivered to Sinergia on or before that date, with a specified date of commencement of the Work (as defined in the contract) not later than February 1, 2007, the mining rates set forth in the Mining Contract will still apply; subject to adjustment for the rate of inflation between September 23, 2005 and the date of commencement of the work. As consideration for these changes, the Company paid Sinergia $200,000 of the requisite advance payment discussed below. On November 1, 2006, MSR delivered the Notice of Award specifying January 25, 2007, as the date of commencement of Work.

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

In June 2006, the Company's Mexican operating subsidiary retained the contracting services of Mexican subsidiary of M3 Engineering & Technology Corporation ("M3M") to provide EPCM (engineering procurement construction management) services. M3M will supervise the construction and integration of the various components necessary to commence production at the El Chanate Project. The contracted services shall not exceed $1,200,000 and the contract is based on the EPCM services to be provided by M3M. As of October 31, 2006, the Company has incurred approximately $346,000 pursuant to this contract.

NOTE 15 - Employee and Consulting Agreements

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

NOTE 16 - Sales Contracts, Commodity and Financial Instruments

In March 2006, the Company entered into two identically structured derivative contracts with Standard Bank (See Note 13). Each derivative consisted of a series of forward sales of gold and a purchase gold cap. The Company agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. The Company also agreed to a purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. Under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), these contracts must be carried on the balance sheet at their fair value, with changes to the fair value of these contracts reflected as Other Income or Expense. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

The first derivative was entered into on March 1, 2006 for a premium of $550,000; and the second was entered into on March 30, 2006 for a premium of $250,000. The gold price rose sharply during the period March 1, 2006 through July 31, 2006 and was the primary reason for the decrease in premium on the derivative contracts. As of October 31, 2006, the carrying value of this derivative liability was approximately $24,000. The change in fair value on these derivative contracts was approximately $242,000 for the three months ended October 31, 2006, and was recorded as an other expense.

On October 11, 2006, prior to the Company’s initial draw on the Credit Facility, the Company entered into interest rate swap agreements in accordance with the terms of the Credit Facility, which requires that the Company hedge at least 50 percent of the Company’s outstanding debt under this facility. The agreements entered into cover $9,375,000 or 75% of the outstanding debt. Both swaps covered this same notional amount of $9,375,000, but over different time horizons. The first covered the six months commencing October 11, 2006 and a termination date of March 31, 2007 and the second covering the period from March 30, 2007 and a termination date of December 31, 2010. The Company intends to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as the Company deems appropriate. However, any use of interest rate derivatives will be restricted to use for risk management purposes.

The Company uses variable-rate debt to finance a portion of the El Chanate Project. Variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. As a result of these arrangements, the Company will continuously monitor changes in interest rate exposures and evaluate hedging opportunities. The Company’s risk management policy permits it to use any combination of interest rate swaps, futures, options, caps and similar instruments, for the purpose of fixing interest rates on all or a portion of variable rate debt, establishing caps or maximum effective interest rates, or otherwise constraining interest expenses to minimize the variability of these effects.

The interest rate swap agreements are accounted for as cash flow hedges, whereby “effective” hedge gains or losses are initially recorded in other comprehensive income and later reclassified to the interest expense component of earnings coincidently with the earnings impact of the interest expenses being hedged. “Ineffective” hedge results are immediately recorded in earnings also under interest expense. No component of hedge results will be excluded from the assessment of hedge effectiveness. The amount expected to be reclassified from OCI to earnings during the 12 months ending July 31 2007 from these two swaps was determined to be immaterial. As of October 31, 2006, the Company recorded $91,643 as a derivative liability with the offset going to other comprehensive income.

The Company is exposed to credit losses in the event of non-performance by counterparties to these interest rate swap agreements, but the Company does not expect any of the counterparties to fail to meet their obligations. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitor the market position with each counterparty as required by SFAS 133.

NOTE 17 - Subsequent Events

On November 1, 2006, and December 1, 2006, the Company completed the second and third draw down on its credit facility from Standard Bank receiving proceeds of $3,500,000 and $2,250,000, respectively. The Company is using and anticipates using these proceeds mainly for the remaining balances on the Crushing and conveyor system purchase orders and site work for the leach pad and ponds at its El Chanate Project.

On November 30, 2006, the Company’s board of directors granted 100,000 common stock options to each of John Postle, Ian A. Shaw and Mark T. Nesbitt, the Company’s independent directors. The options are to purchase shares of the Company’s common stock at an exercise price of $0.33 per share (the closing price of our common stock on that date) for a period of two years. The options cannot be exercised unless and until they have been approved by our stockholders. The Company utilized the Black-Scholes method to fair value the 300,000 options received by the directors. The Company will record approximately $52,800 as stock compensation expense in the following fiscal quarter ended January 31, 2007.

On December 5, 2006, effective January 1, 2007, the Company entered into an employment agreement with J. Scott Hazlitt, its Vice President of Mine Development. The agreement runs for a period of three years and automatically renews for successive one-year periods unless the Company or Mr. Hazlitt provides the other party with written notice of the Company’s or his intent not to renew at least 30 days prior to the expiration of the then current employment period. Mr. Hazlitt is entitled to a base annual salary of at least $105,000. He is entitled to a bonus or salary increase in the sole discretion of our board of directors. The Company has the right to terminate Mr. Hazlitt’s employment for cause or on 30 days’ prior written notice without cause or in the event of his disability (as defined in the agreement). The agreement automatically terminates upon his death. “Cause” is defined in the agreement as (1) a failure or refusal to perform the services required under the agreement; (2) a material breach by executive of any of the terms of the agreement; or (3) executive’s conviction of a crime that either results in imprisonment or involves embezzlement, dishonesty, or activities injurious to us or our reputation. In the event that we terminate his employment without cause or due to the disability of the executive, the executive will be entitled to a lump sum severance payment equal to one month’s salary, in the case of termination for disability, and up to 12 month’s salary (depending upon years of service), in the case of termination without cause.

Mr. Hazlitt has the right to terminate his employment agreement on 60 days’ prior written notice or, in the event of a material breach by the Company of any of the terms of the agreement, upon 30 days’ prior written notice. In the event of a claim of material breach by the Company of the agreement, he must specify the breach and the Company’s failure to either (i) cure or diligently commence to cure the breach within the 30 day notice period, or (ii) dispute in good faith the existence of the material breach. In the event that an agreement terminates due to the Company’s breach, Mr. Hazlitt is entitled to severance payments in equal monthly installments beginning in the month following his termination equal to three month’ salary plus one additional month’s salary for each year of service to us. Severance payments cannot exceed 12 month’s salary.

In conjunction with the employment agreement, the Company’s board of directors deemed it essential to the best interests of the Company’s stockholders to foster the continuous engagement of key management personnel and recognizing that, as is the case with many publicly held corporations, a change of control might occur and that such possibility, and the uncertainty and questions which it might raise among management, might result in the departure or distraction of management personnel to the detriment of the company and its stockholders, determined to reinforce and encourage the continued attention and dedication of members of the Company’s management to their engagement without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control of our company, the Company entered into an agreement regarding change in control with Mr. Hazlitt identical to the agreements entered into with its other executives. The agreement regarding change in control continues through December 31, 2010 and extends automatically to the third anniversary thereof unless the Company gives notice to Mr. Hazlitt prior to the date of such extension that the agreement term will not be extended. Notwithstanding the foregoing, if a change in control occurs during the term of the agreement, the term of the agreement will continue through the second anniversary of the date on which the change in control occurred. The agreement entitles Mr. Hazlitt to change of control benefits, as defined in the agreement and summarized below, upon his termination of employment with us during a potential change in control, as defined in the agreement, or after a change in control, as defined in the agreement, when his termination is caused (1) by the Company for any reason other than permanent disability or cause, as defined in the agreement (2) by Mr. Hazlitt for good reason as defined in the agreement or, (3) by Mr. Hazlitt for any reason during the 30 day period commencing on the first date which is six months after the date of the change in control. Mr. Hazlitt would receive a lump sum cash payment of three times his base salary and outplacement benefits. The agreement also provides that Mr. Hazlitt is entitled to a payment to make him whole for any federal excise tax imposed on change of control or severance payments received by him.

On December 13, 2006, subsequent to the end of the quarter, the Company issued two year options to purchase our common stock at an exercise price of $0.36 per share to its V.P. of Operations and CFO and the Company’s Canadian counsel. These options are for the purchase of 250,000 shares, 100,000 shares and 100,000 shares, respectively. These options cannot be exercised unless and until they are approved by the Toronto Stock Exchange and Stockholders.

On December 13, 2006, the Company’s Board of Directors adopted the 2006 Equity Incentive Plan. Stockholder approval of the plan will be sought at the Annual Meeting. The Equity Incentive Plan authorizes the grant of non-qualified and incentive stock options, stock appreciation rights and restricted stock awards (each, an “Awards”). A maximum of 10,000,000 shares of common stock will be reserved for potential issuance pursuant to Awards under the Equity Incentive Plan. Unless sooner terminated, the Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. The Equity Incentive Plan is administered by the Board of Directors or a committee thereof. The Equity Incentive Plan provides for awards to be made to such employees, directors and consultants of the Company and its affiliates as the Board may select. As of the date hereof, 450,000 options have been granted under the Equity Incentive Plan to two of the Company’s officers and its Canadian counsel. These options cannot be exercised unless and until they are approved by the Toronto Stock Exchange and Stockholders.

NOTE 18 - Deposits

Deposits are classified as current assets and represent payments made on mining equipment for the Company’s El Chanate Project in Sonora, Mexico. Deposits are summarized as follows:

October 31,
2006
Advance payment on Mining Contract to Sinergia	$520,000
Crushing system	923,370
Laboratory Building & Equipment	150,000
Other	85,740
Total Deposits	$1,679,110

NOTE 19 - New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”) - an amendment of FASB Statements No. 133 and 140. FAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and SFAS No. 140 (“FAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to permit fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Additionally, FAS 155 seeks to clarify which interest-only strips and principal-only strips are not subject to the requirements of FAS 133 and to clarify that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (“FIN 48”). The requirements are effective for fiscal years beginning after December 15, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to, the factors discussed below in “Risk Factors,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this report. We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

General

Sonora, Mexico

During and subsequent to the quarter ended October 31, 2006, we continued to make progress towards commencement of mining operations at the El Chanate concessions in Mexico. In this regard, as discussed in greater detail below and in Part II, Item 5, during and subsequent to the end of the quarter:

Through a wholly-owned subsidiary and an affiliate, Capital Gold Corporation owns 100% of 16 mining concessions located in the Municipality of Altar, State of Sonora, Republic of Mexico totaling approximately 3,544 hectares (8,756 acres or 13.7 square miles). We are in the process of constructing and developing an open-pit gold mining operation to mine two of these concessions. We sometimes refer to the planned operations on these two concessions as the El Chanate Project.

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

Pursuant to the 2005 Study, as updated by the 2006 Update, based on the current reserve calculations, the mine life is estimated to be approximately seven years, and at least another year will likely be required to perform required reclamation. The 2005 Study forecasts initial capital costs of $17.9 million, which includes $1.7 million of working capital. Annual production is planned at approximately 44,000 to 48,000 ounces per year at an average operating cash cost of $259 per ounce. We believe that cash costs may decrease as the production rate increases. Total costs (which include cash costs as well as off-property costs such as property taxes, royalties, refining, transportation and insurance costs and exclude financing costs) will vary depending upon the price of gold (due to the nature of underlying payment obligations to the original owner of the property). Total costs are estimated in the 2005 Study to be $339 per ounce at a gold price of $417 per ounce (the three year average gold price as of the date of the study). We will be working on measures to attempt to reduce costs going forward. Ore reserves and production rates are based on a gold price of $375 per ounce, which is the Base Case in the 2005 Study. During 2005, the spot price for gold on the London Exchange has fluctuated between $411.10 and $537.50 per ounce. Between January 1, 2006 and December 1, 2006, the spot price for gold on the London Exchange has fluctuated between $524.75 and $725.00 per ounce.

Management believes that the capital costs to establish a surface, heap leach mining operation at El Chanate will be between $17.5 and $18.5 million. For more information on the capital costs and our funding activities, please see “Liquidity and Capital Resources; Plan of Operation” below.

Leadville, Colorado

We own or lease a number of claims and properties, all of which are located in California Mining District, Lake County, Colorado, Township 9 South, Range 79. During the quarter ended October 31, 2006, activity at our Leadville, Colorado properties consisted primarily of mine maintenance. Primarily as a result of our focus on El Chanate, we ceased activities in Leadville, Colorado. During the year ended July 31, 2002, we performed a review of our Leadville mine and mill improvements and determined that an impairment loss should be realized. Therefore, we significantly reduced the carrying value of certain assets relating to our Leadville, Colorado assets by $999,445. During the year ending July 31, 2004, we again performed a review of our Colorado mine and mill improvements and determined that an additional impairment loss should be recognized. Accordingly, we further reduced the net carrying value to $0, recognizing an additional loss of $300,000.

Three Months Ended October 31, 2006 compared to Three Months Ended October 31, 2005

Net Loss

Our net loss for the three months ended October 31, 2006 and 2005 was approximately $1,161,000 and $813,000, respectively, an increase of approximately $348,000 or 43% from the three months ended October 31, 2005. The primary reason for the increase in loss during the three months ended October 31, 2006 was due to 1) an increase in selling, general and administrative expenses of approximately $343,000 as compared to the same period a year ago and 2) losses of approximately $242,000in the current period due to the change in fair value of our derivative instruments. These increases in loss were offset by a decrease in mine expenses due to higher planning and engineering costs being expensed in the prior period. Net loss per share was $0.01 and $0.01 for the three months ended October 31, 2006 and 2005, respectively.

Revenues

We generated no revenues from mining operations during the three months ended October 31, 2006 and 2005. There were de minimis non-operating revenues during the three months ended October 31, 2006 and 2005 of approximately $22,000 and $25,000, respectively. These non-operating revenues primarily represent interest income.

Mine Expenses

Mine expenses during the three months ended October 31, 2006 were $212,000, a decrease of $328,000 or 61% from the three months ended October 31, 2005. Mine expenses were lower in the current period versus the same period a year earlier primarily due to higher engineering and planning costs related to our El Chanate Project being expensed in the prior period.

Selling, General and Administration Expense

Selling, general and administrative expenses during the three months ended October 31, 2006 were $632,000, an increase of approximately $343,000 or 119% from the three months ended October 31, 2005. The increase in selling, general and administrative expenses resulted primarily from higher salaries and wages, higher professional and consulting fees related to investor relations, general legal and accounting as well as an increase in stock compensation expense incurred during the three months ended October 31, 2006 versus the same period a year earlier.

Depreciation and Amortization

Depreciation and amortization expense during the three months ended October 31, 2006 and 2005 was approximately $73,000 and $9,000, respectively. The primary reason for the increase was due to the initiation of amortization charges on deferred financing costs resulting from the credit agreement entered into in August 2006 with Standard Bank Plc. This accounted for approximately $60,000 of the increase in the current quarter versus the same period a year ago.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the three months ended October 31, 2006 and 2005, was approximately $242,000 and $0, respectively. This was primarily due to us entering into two identically structured derivative contracts with Standard Bank in March 2006. Each derivative consisted of a series of forward sales of gold and a purchase gold cap. We agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We also agreed to a purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. Under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), these contracts must be carried on the balance sheet at their fair value, with changes to the fair value of these contracts reflected as Other Income or Expense. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

The first derivative was entered into on March 1, 2006 for a premium of $550,000; and the second was entered into on March 30, 2006 for a premium of $250,000. The gold price rose sharply in second quarter 2006, and was the primary reason for the decrease in premium on the derivative contracts. The change in fair value during the three months ended October 31, 2006 reduced the carrying value on these derivative contracts by approximately $242,000, and was reflected as an other expense during the current period. There was no such transactions entered into during the same period in 2005.

Interest expense was approximately $23,000 for the three months ended October 31, 2006 versus no such expense for the same period in 2005. This increase was mainly due to interest expense associated with the initial draw down from the credit agreement entered into in August 2006 with Standard Bank Plc of $1,250,000 on October 11, 2006.

Loss from Changes in Foreign Exchange Rates

During the three months ended October 31, 2006, we recorded equity adjustments from foreign currency translations of approximately $ 3,000. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar.

Liquidity and Capital Resources; Plan of Operations

As of October 31, 2006, we had working capital of approximately $3,184,000 a decrease of $3,847,000 from July 31, 2006. This decrease was primarily due to capital expenditures associated with our El Chanate Project. Our plans over the next 12 months primarily include the construction of the El Chanate open-pit gold mine in Mexico, commencement of gold production at this site and continued exploration in northern Mexico. Please see the disclosure in our annual report on Form 10-KSB for the year ended July 31, 2006 for more detailed information. Management believes that the capital costs to establish the mining operation will be between $17.5 and $18.5 million, of which we have expended approximately $ 9,400,000 as of December 15, 2006. We also anticipate non-mine related operating expenses of approximately $1.4 million. The actual activities and the costs may vary materially, especially if there are significant increase in costs related to such items as fuel, construction materials and labor.

Historically, we have not generated any material revenues from operations and have been in a precarious financial condition. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have recurring losses from operations. Our primary source of funds used during the quarter ended October 31, 2006 was from the sale and issuance of equity securities during fiscal 2005 and 2006. We anticipate that our operations through fiscal 2007 will be funded from the balance of the proceeds from these placements, sale of our securities (possibly through the exercising of certain options and warrants) and the loan proceeds from the credit agreement entered into in August 2006 with Standard Bank Plc. We do not anticipate achieving positive cash flow from our operating activities for some time. Until such point, we may need to raise additional capital to fund on-going general and administrative expenses and exploration. The private placements of our securities and the Standard Bank credit agreement are discussed below.

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

Pursuant to our agreement with the purchasers we registered the foregoing shares and shares issuable upon the exercise of the foregoing Warrants for public resale. We also agreed to prepare and file all amendments and supplements necessary to keep the registration statement effective until the earlier of the date on which the selling stockholders may resell all the registrable shares covered by the registration statement without volume restrictions pursuant to Rule 144(k) under the Securities Act or any successor rule of similar effect and the date on which the selling stockholders have sold all the shares covered by the registration statement. If, subject to certain exceptions, sales of all shares registered cannot be made pursuant to the registration statement, we will be required to pay to these selling stockholders in cash or, at our option, in shares, their pro rata share of 0.0833% of the aggregate market value of the registrable shares held by these selling stockholders for each month thereafter until sales of the registrable shares can again be made pursuant to the registration statement. In this regard, we paid $7,100 to the purchasers representing liquidated damages.

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

As part of the fee for entering into and closing the Credit Agreement, we issued to Standard Bank 1,150,000 shares of our restricted common stock and a warrant for the purchase of 12,600,000 shares of our common stock at an exercise price of $0.317 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Agreement. We recorded the issuance of the 1,150,000 shares of common stock and 12,600,000 warrants as deferred financing costs of approximately $351,000 and $3,314,000, respectively, as a reduction of stockholders' equity on our balance sheet. The issuance of 1,150,000 shares was recorded at the fair market value of our common stock at the closing date or $0.305 per share. The warrants were valued at approximately $3,314,000 using the Black-Scholes option pricing model and were reflected as deferred financing costs as a reduction of stockholders' equity on our balance sheet.

Previously, pursuant to the mandate and commitment letter for the facility, we issued to Standard Bank 1,000,000 shares of our restricted common stock and a warrant for the purchase of 1,000,000 shares of our common stock at an exercise price of $0.32 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Agreement. We recorded the issuance of the 1,000,000 shares of common stock as deferred financing costs of approximately $270,000 as a reduction of stockholders' equity on our balance sheet as of July 31, 2006. The issuance of these shares was recorded at the fair market value of our common stock at the commitment letter date or $0.27 per share. In addition, the warrants were valued at approximately $253,000 using again the Black-Scholes option pricing model and were reflected as deferred financing costs as a reduction of stockholders' equity on our balance sheet as of July 31, 2006. We have registered for public resale the 2,150,000 shares issued to Standard Bank and the 13,600,000 shares issuable upon exercise of warrants issued to Standard Bank.

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

On October 11, 2006, we completed the initial draw down on our credit facility from Standard Bank receiving proceeds of $1,250,000. We are using these proceeds for the repurchase of the 5% net profits interest formerly held by FG and to continue the mine development at the El Chanate Project. On November 1, 2006, and December 1, 2006, we completed the second and third draw down on our credit facility from Standard Bank receiving proceeds of $3,500,000 and $2,250,000, respectively. We are using and anticipate using these proceeds mainly for the remaining balances on the Crushing and conveyor system purchase orders and site work for the leach pad and ponds at our El Chanate Project.

On October 11, 2006, prior to our initial draw on the Credit Facility, we entered into interest rate swap agreements in accordance with the terms of the Credit Facility, which requires that we hedge at least 50 percent of our outstanding debt under this facility. The agreements entered into cover $9,375,000 or 75% of the outstanding debt. Both swaps covered this same notional amount of $9,375,000, but over different time horizons. The first covered the six months commencing October 11, 2006 and a termination date of March 31, 2007 and the second covering the period from March 30, 2007 and a termination date of December 31, 2010. We intend to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as we deem appropriate. However, any use of interest rate derivatives will be restricted to use for risk management purposes.

To the extent that the balance of funds from the private placements and the proceeds from the credit facility are not adequate for our needs and we need to obtain additional capital to complete the mine, commence operations, cover any material cost overruns, cover ongoing general and administrative expenses and/or fund exploration, management intends to raise such funds through the sale of our securities (including, possibly, from the exercise of outstanding warrants), the sale of a royalty interest in the future production from the Chanate properties and/or joint venturing with one or more strategic partners. We cannot assure that, if we need additional funding, such funding will be available. If we need additional funding but are unable to obtain it from outside sources, we will be forced to reduce or curtail our operations. Please see “We lack operating cash flow and rely on external funding sources. If we are unable to continue to obtain needed capital from outside sources until we are able to generate positive cash flow from operations, we will be forced to reduce or curtail our operations” in “Risk Factors.”

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

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”) - an amendment of FASB Statements No. 133 and 140. FAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and SFAS No. 140 (“FAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to permit fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Additionally, FAS 155 seeks to clarify which interest-only strips and principal-only strips are not subject to the requirements of FAS 133 and to clarify that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (“FIN 48”). The requirements are effective for fiscal years beginning after December 15, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.

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

Environmental Remediation Costs

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs incurred or accrued at October 31, 2006.

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

On October 11, 2006, prior to our initial draw on the Credit Facility, we entered into interest rate swap agreements in accordance with the terms of the Credit Facility, which requires that we hedge at least 50 percent of our outstanding debt under this facility. The agreements entered into cover $9,375,000 or 75% of the outstanding debt. Both swaps covered this same notional amount of $9,375,000, but over different time horizons. The first covered the six months commencing October 11, 2006 and a termination date of March 31, 2007 and the second covering the period from March 30, 2007 and a termination date of December 31, 2010. We intend to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as we deem appropriate. However, any use of interest rate derivatives will be restricted to use for risk management purposes.

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

We do not generate any positive cash flow from operations and we do not anticipate that any positive cash flow will be generated for some time. Until such point, we may need to raise additional capital to fund on-going general and administrative expenses and exploration. Our primary focus is the development of our El Chanate Project which, we anticipate, will cost between $17.5 and $18.5 million. We also anticipate non-mine related operating expenses of approximately $1.4 million. During the fiscal year ended July 31, 2006, we raised approximately $8,115,000 through private placements of our shares and warrants and from the exercise of warrants and options. Also, in August 2006, we and two of our Mexican subsidiaries entered into a credit agreement (the “Credit Agreement”) with Standard Bank PLC (“Standard Bank”) to borrow up to US$12.5 million for the purpose of constructing, developing and operating the El Chanate Project. To the extent that we need to obtain additional capital to commence operations, cover any material cost overruns, cover ongoing general and administrative expenses and/or fund exploration, management intends to raise such funds through the sale of our securities, the sale of a royalty interest in the future production from the Chanate properties and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding will be available. If we are unable to obtain needed capital from outside sources, we will be forced to reduce or curtail our operations.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the year ended July 31, 2006 included in our annual report on form 10-KSB for the year then ended have been prepared on the basis of accounting principles applicable to a going concern. Our auditors’ report on the consolidated financial statements contained therein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our July 31, 2006 and October 31, 2006 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared. See, “Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations.”

If our stockholders do not approve an amendment to our Certificate of Incorporation to increase the number of shares we are authorized to issue, we may not be unable to raise additional funds, if needed, through the sale of equity securities and it may make it more difficult to attract key employees.

As of December 15, 2006, we had 133,482,854 shares of Common Stock outstanding and approximately 44,208,727 shares reserved for future issuance under outstanding options, warrants and the 2006 Equity Incentive Plan, leaving only approximately 22,308,419 shares of Common Stock available for future issuances. We have scheduled an annual meeting of our stockholders to be held on February 21, 2007 to approve an amendment to our Certificate of Incorporation to increase the number of our authorized shares. As discussed in the risk factors above, we may need to raise additional funds. In addition, we will need additional shares for other corporate purposes including, possibly, attraction of key employees. If our stockholders do not approve this amendment, we most likely will not be able to raise additional funds, if needed, through the sale of equity securities.

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

Pursuant to the 2005 Study, as updated by the 2006 Update the mine life will be only approximately seven years. If major problems develop in the project, or we fail to achieve the operating efficiencies or costs projected in the feasibility study, we will have limited time to find ways to correct these problems and we may have to cease operations earlier than planned.

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

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold. Gold prices fluctuate on a daily basis. During 2005, the spot price for gold on the London Exchange fluctuated between $411.10 and $537.50 per ounce. Between January 1, 2006 and December 15, 2006, the spot price for gold on the London Exchange has fluctuated between $524.75 and $725.00 per ounce. Gold prices are affected by numerous factors beyond our control, including:

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

We have limited insurance against any losses or liabilities that could arise from our operations because we have not commenced operations at El Chanate. Although we plan on obtaining additional insurance once construction begins, such insurance may not be adequate. If we incur material losses or liabilities because our insurance coverage is not adequate, our financial position could be materially and adversely affected.

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

Industrial accidents could have a material adverse effect on our future business and operations. Although as we move forward in the development of the El Chanate Project we plan to obtain and maintain insurance within ranges of coverage consistent with industry practice. In this regard, prior to execution of the credit agreement with Standard Bank, we obtained general liability coverage of $2,000,000, basic insurance coverage of $2,000,000 for property and equipment in transit to the El Chanate Project and $4,000,000 for the property and equipment upon delivery to the site. We plan to increase coverage as warranted thereafter as the property and equipment are erected and placed into service. We cannot be certain that this insurance will cover the risks associated with mining or that we will be able to maintain insurance to cover these risks at economically feasible premiums. We also might become subject to liability for pollution or other hazards which we cannot insure against or which we may elect not to insure against because of premium costs or other reasons. Losses from such events may have a material adverse effect on our financial position.

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

As of December 15, 2006, approximately 76,326,058 shares of our Common Stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. We have registered more than half of these shares for public resale. In addition, we have registered 37,361,000 shares of Common Stock issuable upon the exercise of outstanding warrants and 872,727 shares of Common Stock issuable upon the exercise of outstanding options. All of the foregoing shares, assuming exercise of all of the above options and warrants, would represent in excess of 50% of the then outstanding shares of our Common Stock. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants or options is less than the market price of the Common Stock, the holders of the warrants are likely to exercise them and sell the underlying shares of Common Stock and to the extent that the exercise prices of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of Common Stock.  We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding Common Stock. Sales of substantial amounts of our Common Stock in the public market could cause the market price for our Common Stock to decrease. Furthermore, a decline in the price of our Common Stock would likely impede our ability to raise capital through the issuance of additional shares of Common Stock or other equity securities.

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

Provisions of our Certificate of Incorporation, By-laws and Delaware law could defer a change of our management which could discourage or delay offers to acquire us.

Provisions of our Certificate of Incorporation, By-laws and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue different series of shares of common stock without any vote or further action by our stockholders and our Board of Directors has the authority to fix and determine the relative rights and preferences of such series of common stock. As a result, our Board of Directors could authorize the issuance of a series of common stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of other common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of other series of our common stock. In this regard, in August 2006, we adopted a stockholder rights plan and, under the Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on August 14, 2006. Each Right initially entitles holders to buy one one-thousandth of a share of Series B Common Stock for $3.00 once the Rights become exercisable. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 20% or more of our common stock. However, the Rights Agreement provides an exemption for any person who is, as of August 15, 2006, the beneficial owner of 20% or more of our outstanding common stock, so long as such person does not, subject to certain exceptions, acquire additional shares of our common stock after that date. The Rights will expire on August 15, 2016, and may be redeemed prior thereto at $0.001 per Right under certain circumstances.

If our Common Stock is deemed to be a "penny stock," trading of our shares would be subject to special requirements that could impede our stockholders' ability to resell their shares.

"Penny stocks" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission are stocks:

i.	with a price of less than five dollars per share;

ii.	that are not traded on a recognized national exchange;

•	whose prices are not quoted on the NASDAQ automated quotation system; or

iii.	of issuers with net tangible assets equal to or less than

•	-$2,000,000 if the issuer has been in continuous operation for at least three years; or

•	-$5,000,000 if in continuous operation for less than three years, or

•	of issuers with average revenues of less than $6,000,000 for the last three years.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the current quarter, as part of the fee for entering into and closing the Credit Agreement, we issued to Standard Bank 1,150,000 shares of our restricted common stock and a warrant for the purchase of 12,600,000 shares of our common stock at an exercise price of $0.317 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Agreement.

Subsequent to the fiscal quarter ended October 31, 2006, we issued 275,000 shares of our common stock upon the exercise of outstanding options at an exercise price of $.05 per share for proceeds of $13,750, including 25,000 options exercised by J. Scott Hazlitt, our V.P. Mine Development.

In addition, on December 13, 2006, subsequent to the end of the quarter, we issued two year options to purchase our common stock at an exercise price of $0.36 per share to John Brownlie and Christopher Chipman and our Canadian counsel. These options are for the purchase of 250,000 shares, 100,000 shares and 100,000 shares, respectively. These options cannot be exercised unless and until they are approved by the Toronto Stock Exchange and Stockholders.

All of the foregoing issuances were exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4   Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

We have scheduled our next Annual Meeting of Stockholders to be held on February 21, 2007.

On December 13, 2006, our Board of Directors adopted the 2006 Equity Incentive Plan. Stockholder approval of the plan will be sought at the Annual Meeting. The following general description of certain features of the Equity Incentive Plan is qualified in its entirety by reference to the Equity Incentive Plan, which is filed as an exhibit hereto. Capitalized terms not otherwise defined herein have the meanings ascribed to them in the Equity Incentive Plan.

The Equity Incentive Plan authorizes the grant of non-qualified and incentive stock options, stock appreciation rights and restricted stock awards (each, an “Awards”). A maximum of 10,000,000 shares1  of common stock will be reserved for potential issuance pursuant to Awards under the Equity Incentive Plan. Unless sooner terminated, the Equity Incentive Plan will continue in effect for a period of 10 years from its effective date.

[1]
The Company has only reserved 1,000,000 shares for issuance under the Plan at this time. It will increase the number of shares reserved for issuance under the Plan as more shares become available from, among other things, expired warrants or approval of an increase in our authorized shares of common stock at the upcoming Annual Meeting.

The Equity Incentive Plan is administered by the Board of Directors or a committee thereof. The Equity Incentive Plan provides for awards to be made to such employees, directors and consultants of the Company and its affiliates as the Board may select. As of the date hereof, 450,000 options have been granted under the Equity Incentive Plan to two of our officers and our Canadian counsel. These options cannot be exercised unless and until they are approved by the Toronto Stock Exchange and Stockholders.

Stock options awarded under the Equity Incentive Plan may vest and be exercisable at such times (not later than 10 years after the date of grant) and at such exercise prices (not less than fair market value at the date of grant) as the Board may determine. The Board may provide for options to become immediately exercisable upon a "change in control," which is defined in the Equity Incentive Plan to occur in the event one or more persons acting individually or as a group: (i) acquires sufficient additional stock to constitute more than 50% of (A) the total Fair Market Value of all Common Stock issued and outstanding or (B) the total voting power of all shares of capital stock authorized to vote for the election of directors; (ii) acquires, in a 12-month period, 35% or more of the voting power of all shares of capital stock authorized to vote for the election of directors, or alternatively a majority of the members of the board is replaced during any 12-month period by directors whose appointment was not endorsed by a majority of the members of the board; or (iii) acquires, during a 12-month period, more than 40% of the total gross fair market value of all of the Company’s assets.

The exercise price of an option must be paid in cash. No options may be granted under the Equity Incentive Plan after the tenth anniversary of its effective date. Unless the Board determines otherwise: (i) the options shall provide that, in the event a participant’s continuous service to the Company terminates, the options will terminate either immediately or within a specified period after continuous service terminates, depending upon the cause of such termination; and (ii) the options will be transferable only by will or the laws of descent and distribution.

Stock appreciation rights awarded under the Equity Incentive Plan may be granted (i) in connection and simultaneously with the grant of another Award, (ii) with respect to a previously granted Award, or (iii) independent of another Award. Stock appreciation rights to receive in shares of Common Stock the excess of the Fair Market Value of Common Stock on the date the rights are surrendered over the Fair Market Value of Common Stock on the date of grant may be granted to any Employee, Director or Consultant selected by the Board. The Board may, in its discretion and on such terms as it deems appropriate, require as a condition of the grant of a stock appreciation right that the participant surrender for cancellation some or all of the Awards previously granted to such person under the Plan or otherwise. A stock appreciation right, the grant of which is conditioned upon such surrender, may have an exercise price lower (or higher) than the exercise price of the surrendered Award, may contain such other terms as the Board deems appropriate, and shall be exercisable in accordance with its terms, without regard to the number of shares, price, exercise period or any other term or condition of such surrendered Award.

Restricted stock awarded under the Equity Incentive Plan may be granted on such terms and conditions as the Board may determine. The terms and conditions of restricted stock Award Agreements may change from time to time, and the terms and conditions of separate restricted stock Award Agreements need not be identical. Each restricted stock Award Agreement: (i) may be awarded in consideration for past services actually rendered, or for future services to be rendered, to the Company or an Affiliate for its benefit; (ii) may be subject to a vesting schedule to be determined by the Board, or be fully vested at the time of grant; (iii) shall provide that, unless otherwise provided in the restricted stock Award Agreement, in the event a participant’s continuous service to the Company terminates for cause prior to a vesting date set forth in the restricted stock Award Agreement, any unvested restricted stock Award shall be forfeited; and (iv) unless otherwise provided for therein, shall not be transferable.

Item 6.	Exhibits.

10.1	Hazlitt Agreement.

10.2	2006 Equity Incentive Plan

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CAPITAL GOLD CORPORATION Registrant

By:	/s/ Gifford A. Dieterle
Gifford A. Dieterle President/Treasurer

Date: December 19, 2006