Form 10KSB/A
period 2006-07-31
CAPITAL GOLD CORP
filed 2007-03-19
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A

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

The number of shares outstanding of each of the issuer’s classes of common equity as of March 14, 2007: 165,629,248.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Explanatory Note

This amendment on Form 10-KSB/A (the “Form 10-KSB/A”) amends our annual report for the fiscal year ended July 31, 2006 originally filed with the Securities and Exchange Commission (“SEC”) on November 1, 2006 (the “Form 10-KSB”). Primarily, we are filing this amendment to clarify disclosure in the description of our Mexican concessions in Part I, Item 2. Description of Property.

No attempt has been made in this Form 10-KSB/A to modify or update disclosures in the Form 10-KSB, except with regard to the specific subsections mentioned below. This Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB or modify or update any related disclosures, except with regard to the specific subsections mentioned below. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-KSB with the SEC. Accordingly, this Form 10-KSB/A should be read in conjunction with the Form 10-KSB and our filings made with the SEC subsequent to the filing of the Form 10-KSB, including any amendments to those filings.

In accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, the complete texts of Part I, Item 2; and Part III, Item 13 are set forth herein, including those portions of the text that have not been amended from that set forth in the Form 10-KSB. The only changes to the text from the Form 10-KSB are as follows:

Part I

Item 2. Description of Properties.

•	The “Work to Date” and “El Chanate Project” subsections have been revised

•	The “Our Current Plans for the El Chanate Project” subsection has been deleted and replaced with a new subsection, “Current Status of El Chanate.”

Part III

Item 13. Exhibits.

•	Updated certifications from our Chief Executive Officer and Chief Financial Officer are attached as Exhibits 31.1, 31.2, 32.1, and 32.2.

PART I

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

In April and May 2002, to confirm previous results obtained by third parties and to provide specifically located metallurgical test samples, we drilled six diamond core holes totaling 1,508 feet into the main mineralized zone at El Chanate. Management believes that the diamond drill results generally confirmed the previous results and, in June 2002 and January 2003, we drilled an additional 45 reverse circulation holes totaling 9,410 feet. This reverse circulation drill program confirmed previous results and also expanded certain mineralized areas. In May 2004, three core holes were drilled for a total of 2,155 feet. The total number of holes is now 256. Of these, 235 are reverse circulation drill holes and 21 are diamond drill holes. Detailed check assays were obtained both for core samples and for reverse drill samples that initially assayed greater than 0.3 grams/tonne. Chemex Labs, Vancouver, Canada, preformed both the initial and the check assays, and the check assays supported the initial assay results.

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

In view of a significant rise in the gold price, in June 2006, we commissioned SRK Consulting, Denver, Colorado, to prepare an updated Canadian Securities Administration National Instrument 43-101 compliant technical report on our El Chanate Project. SRK completed this technical report in August 2006 (the “2006 Update”). The 2006 Update provided the following updated information from the 2005 Study:

•	an 18% increase in the proven mineral reserve tonnage,

•	a 59% increase in the probable mineral reserve tonnage

•	an increase in mine life from six to seven years,

•	an increase in the base gold price from $375/oz to $450/oz and

•	Stockpiling of low grade material for possible processing in year seven, if justified by gold prices at that time.

Pursuant to the 2005 Study, as updated by the 2006 Update using a $450 per ounce gold price, our estimated mine life is now seven years as opposed to five years and the ore reserve is 490,000 ounces of gold present in the ground (up 122,000 ounces or 33%). Of this, we anticipate recovering approximately 332,000 ounces of gold (up 74,000 ounces or 29%) over a seven year life of the mine. The targeted cash cost (which includes mining, processing and on-property general and administrative expenses) per the 2005 Study is $259 per ounce (up $29 per ounce). The 2005 Study contains the same mining rate as the 2003 Study of 7,500 metric tonnes per day of ore. It should be noted that, during the preliminary engineering phase of the project it was decided to design the crushing screening and ore stacking system with the capability of processing 10,000 tonnes per day of ore. This will make allowances for any possible increase in production and for operational flexibility. It was found that the major components in the feasibility study would be capable of handling the increase in tonnage. Design changes were made where necessary to accommodate the increased tonnage. The 2005 Study takes into consideration a more modern crushing system than the one contemplated in the 2003 Study. The crushing system referred to in the 2005 Study is a new system, that, we believe will be faster to install and provide more efficient processing capabilities than the used equipment referred to in the 2003 Study. In March 2006, we made a $250,000 down payment to a US Supplier to acquire a portion of a new crushing system. In October 2006, we paid an additional $230,000 towards this equipment and we now have purchase orders for all of the new crushing system. Please see “Current Status of El Chanate” for updated information as of March 2007.

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

The following Summary is extracted from the 2005 Study, as updated by the 2006 Update. Please note that the reserves as stated are an estimate of what can be economically and legally recovered from the mine and, as such, incorporate losses for dilution and mining recovery. The 489,952 ounces of contained gold represents ounces of gold contained in ore in the ground, and therefore does not reflect losses in the recovery process. Total gold produced is estimated to be 331,560 ounces, or approximately 68% of the contained gold. The gold recovery rate is expected to average approximately 68% for the entire ore body. Individual portions of the ore body may experience varying recovery rates ranging from about 73% to 48%. Oxidized and sandstone ore types may have recoveries of about 73%; fault zone ore type recoveries may be about 64%; and siltstone ore types recoveries may be about 48%.

El Chanate Project
Production Summary

	Metric		U.S.
Materials
Reserves
Proven	11.7 Million Tonnes	@ 0.811 g/t*	12.9 Million Tons	@ 0.024 opt*
Probable	8.2 Million Tonnes	@ 0.705 g/t*	9.0 Million Tons	@ 0.021 opt*
Total Reserves	19.9 Million Tonnes	@ 0.767 g/t*	21.9 Million Tons	@ 0.022 opt*
Other Mineralized Materials	0 Million Tonnes		0 Million Tons
Waste	19.9 Million Tonnes		21.9 Million Tons
Total	39.7 Million Tonnes		43.8 Million tons

Contained Gold	15.24 Million grams		489,952 Oz

Production
Ore Crushed	2.6 Million Tonnes /Year		2.87 Million Tons/Year
	7,500 Mt/d*		8,267 t/d
Operating Days/Year	365 Days per year		365 Days per year
Gold Plant Average Recovery	67.7%		67.7
Average Annual Production	1.35 Million grams		43,414 Oz
Total Gold Produced	10.31 Million grams		331,560 Oz

•	“g/t” means grams per metric tonne, “Mt/d means metric tonnes per day and “opt” means ounces per ton.

•	The reserve estimates are based on a recovered gold cutoff grade of 0.20 grams per metric tonne as described below.

In the mineral resource block model developed, with blocks 10m (meters) x 10m x 5m high, Measured and Indicated resources (corresponding to Proven and Probable reserves respectively when within the pit design) were classified in accordance with the following scheme:

•	Blocks with 4 or more drill holes within a search radius of 40m x 40m x 25m and inside suitable geological zones were classified as Measured (corresponding to Proven);

•	Blocks with 3 or more holes within a search radius of 75m x 75m x 50m and inside suitable geological zones were classified as Indicated (corresponding to Probable);

•
Blocks with 1 or 2 holes within a search radius of 75m x 75m x 50m and inside suitable geological zones were classified as Inferred (and which was classed as waste material in the mining reserves estimate);

•	Blocks outside the above search radii or outside suitable geological zones were not assigned a classification.

The proven and probable reserve estimates are based on a recovered gold internal cutoff grade of 0.20 grams/tonne. (A constant recovered gold cutoff grade was used for reserves calculation as the head gold grade cutoff varies with the different ore types due to their variable gold recoveries.) The internal (in-pit) cutoff grade was used for reserves reporting.

Cutoff Grade Calculation	Internal Cutoff Grade	Break Even Cutoff Grade
Basic Parameters
Gold Price
Gold Recovery

Operating Costs per Tonne of Ore
Royalty (4%)
Smelting & Refining
Mining *
Processing
Heap Leach Pad Development
G&A
Total

Internal Cutoff Grade
Head Grade Cutoff (67.7% recov.)
Recovered Gold Grade Cutoff
	US$450/oz 67.7% $ per Tonne of Ore 0.115 0.015 0.070 1.680 0.185 0.810 2.875 Grams per Tonne 0.29 0.20	US$450/oz 67.7% $ per Tonne of Ore 0.164 0.021 1.250 1.680 0.185 0.810 4.110 Grams per Tonne 0.41 0.28

* The calculation of an internal cutoff grade does not include the basic mining costs (which are considered to be sunk costs for material within the designed pit). The $0.07 per tonne cost included is the incremental (added) cost of hauling ore over hauling waste, and which is included in the calculation.

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

In January 2004, we received permits from the Mexican Department of Environmental Affairs and Natural Resources necessary to begin construction of the El Chanate Project. The permits were extended in June 2005. Pursuant to the extensions, once we file a notice that work has commenced, we have one year to prepare the site and construct the mine and seven years to mine and process ores from the site. We filed the notice on June 1, 2006. These permits also cover the operation of a heap-leach gold recovery system. Please see “Current Status of El Chanate” for updated information as of March 2007.

In 2005, we acquired 15 year rights of way for the current access road, and we acquired the right to purchase 81 hectares of land near the main highway. We have use of the land; however, our actual purchase of the land is conditioned upon the Ejido (local cooperative) privatizing the land, before the acquisition is finalized. We subsequently purchased an extension of our rights-of-way from 15 to 30 years. We have completed an access road on this land that will provide access for water and power lines. In addition to this road, we acquired a water concession, and our water well is located within a large regional aquifer. The 2005 feasibility study indicates our average life of mine water requirements, for ore processing only, will be about 94.6 million gallons per year (11.4 liters per second). The amount of water we are currently permitted to pump for our operations is approximately 71.3 million gallons per year (8.6 liters per second). Our currently permitted water rights may not be adequate for all of our total project needs over the entire course of our anticipated mining operations. We are looking into ways to rectify this issue. Please see “Current Status of El Chanate” for updated information as of March 2007.

In December 2005, MSR entered into a Mining Contract with a Mexican mining contractor, Sinergia Obras Civiles y Mineras, S.A. de C.V. (“Contractor”) The Mining Contract becomes effective if and when MSR sends the Contractor a formal Notice of Award. Pursuant to the Mining Contract, the contractor had the right to terminate the contract or modify its initial mining rates if it did not receive the formal Notice by June 1, 2006. MSR would not be obligated to proceed with the Mining Contract if those modified rates are unacceptable to it. In August 2006, the Mining Contract was amended to extend MSR’s right to deliver the Notice to November 1, 2006 and, provided that the Notice specifies a date of commencement of the Work (as defined in the contract) not later than February 1, 2007, the mining rates set forth in the Mining Contract will still apply; subject to adjustment for the rate of inflation between September 23, 2005 and the date of commencement of the Work. As consideration for these changes, we paid the Contractor $200,000 of the requisite advance payment discussed below. On November 1, 2006, MSR delivered the Notice of Award specifying January 25, 2007 as the date of commencement of Work. Please see “Current Status of El Chanate” for updated information as of March 2007.

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

In March 2006, we paid $250,000 as a down payment for a portion of a new crushing system capable of producing 7,500 metric tons per day of ore. The total cost for all of the crushing equipment (inclusive of site preparation and installation) will be approximately $4,000,000. In October 2006, we paid an additional $230,000 towards this equipment and we now have purchase orders for all of the new crushing system. As of the date of this report, we have issued purchase orders for all of the crushing equipment. We also retained Golder Associates, - a geotechnical engineering firm, for the detailed engineering of the leach pads and ponds. The engineering was completed in August 2006 and construction of the leach pads began in September 2006. Please see “Current Status of El Chanate” for updated information as of March 2007.

Current Status of El Chanate

We have made significant progress in the construction and commissioning of our mine at El Chanate. As of March 13, 2007, engineering and procurement is complete, we have obtained all permits required to commence mining operations, the majority of equipment has been delivered and installed and the infrastructure support buildings have been constructed. The current status of the relevant areas is as follows:

Electrical power is supplied from the National grid by CFE (Commission Federal de Electricidad) in Caborca at 34.5 kilo volt-amps and is converted to 480 volts at seven transformer stations throughout the site. The transmission lines and transformers have been installed and commissioned and approved for use by CFE. An emergency generator has been installed adjacent to the solution ponds to circulate the leach pad solution in the event of power interruptions. An additional substation is being built by the local power company 20 kilometers from the mine in the town of Altar. It will have the capability to increase power to the mine later this year should additional power be required in the event of additional consumption requirements for increased production or seasonal fluctuations.

Process water is supplied from a well owned by MSR, one of our Mexican subsidiaries. The well’s casing has been inspected and equipped with a new pump and electrical hardware. The well is located nine kilometers from the mine and can supply water in sufficient quantity to support the mine through a new eight inch diameter steel pipeline. While there are issues about the adequacy of water supply over the entire life of the project, based on the anticipated water consumption for at least the first few years of operation, we believe that we have an allocation to meet our requirements. The capability of acquiring additional water through third party allocation purchase is available, as is the conservation of water through good operational practice. If we need to obtain additional rights, but are unable to procure them our planned operations may be adversely affected. See “Our currently permitted water rights may not be adequate for all of our total project needs over the entire course of our anticipated mining operations. If we need to obtain additional rights, but are unable to procure them our planned operations may be adversely affected” in “Part I, Item 1, Description of Business; Risk Factors.”

The mine access road is nine kilometers long and is capable of supporting all anticipated traffic. The road connects with a main asphalt road (Route 2) that is maintained by the state highways department. There are two arroyos that cross the mine access road, both of which have concrete crossings to prevent erosion of the road at these locations, giving year round access to the site. The internal access roads have been constructed for the life of the mine.

The mine is supported by a number of infrastructure buildings all of which have been or are being constructed. The completed buildings in use are an explosive and detonator store, a 5,000 sq. ft warehouse, the mine office and the security guardhouse and first aid centre. Buildings due for completion by the end of March 2007 are, the laboratory, lime storage building and a cyanide and carbon storage building. The refinery building is anticipated to be completed by mid April 2007.

The crushing and screening plant consists of three stage crushing and closed circuit screening. All of the equipment is new and has a design capacity of 1,000 tons per hour (tph) for the primary crushing circuit and 400 tph for the balance of the crushing circuit. A 20,000 ton buffer stockpile separates the primary crusher from the rest of the circuit allowing the crushing circuits to operate independently of each other. The crushed ore is stacked on the leach pad by a series of conveyors and a radial stacker. The equipment is new and has been commissioned and is currently stacking ore for over liner production and leaching. Ore is placed on a leach pad that is (HDPE) plastic lined to contain the gold bearing solution and transport it via lined launders (plastic lined earth trenches) to ponds which are double plastic lined. The initial leach pad will consist of four panels, three of which will be lined at this time (the ultimate leach pad will consist of ten panels). These four panels will allow for the stacking of approximately one year of crushed ore. The launder and ponds have been constructed for the mine life. The first two panels are complete and the remainder of the launder and pond construction is scheduled for completion during March 2007. We anticipate that we will begin to apply cyanide solution to the ore by the end of April 2007. We anticipate that gold Dore (bars of semi-purified gold) production will begin between 45 to 75 days thereafter.

The initial supply of ore to the crushing plant and leach pad is being loaded and delivered by a group of local truckers. Sinergia, the mining contractor, is in the process of mobilizing the mining fleet to commence mining on March 25, 2007. The Sinergia mining fleet is not new, however it has been refurbished at Sinergia’s repair facility and at the Caterpillar dealer in Hermosillo. This process has been monitored by us and third party specialists and we believe the equipment will be suitable for mining when required. Sinergia is constructing staff accommodation within an existing Ejido village adjacent to the mine site. On site power, water, and fuel supply has been made available for Sinergia’s use as prescribed in the mining contract.

The gold in the cyanide/gold solution (pregnant solution) will be recovered using activated carbon held in tanks. The activated carbon will be transferred on a daily basis to a processing plant (ADR Plant) that, with the use of chemicals, will extract the gold from the pregnant solution. The gold from the solution will be deposited by an electrowinning (electrolysis) process and then dried, mixed with fluxes (substances that reduce the melting point of the material and remove impurities in the metal) and smelted in a furnace to produce gold Dore. The solution that has been stripped of gold will gravitate to the barren solution pond. Cyanide will be added to this and the solution will be pumped to freshly stacked ore. The ADR Plant is not new. It has been refurbished; all of the pumps, valves, piping, instruments and electrical components have been replaced. The pumps and piping associated with the solution ponds are also new. We anticipate that the ADR Plant will be operational and ready for use by mid April 2007.

We have filled all key positions in finance, human resources, operations and mine support (other than a General Manager), and the majority of the remainder of the staff is also in place. Our Chief Operating Officer is acting as our General Manager until a replacement can be found. We are actively searching for a replacement and we do not believe that it will be a problem finding a suitable candidate. We forecast a total staffing complement of between 70 and 80 people. The mine has three towns in close proximity where the staff live. With this local infrastructure, the staff will be bussed to site, eliminating the need for an on site camp. Certain duties such as security and staff transport will be contracted. In the town of Caborca we own a house and rent an office. While we have constructed and are using an on-site office, we will retain an “in town” office for the project life.

We have entered into a supply agreement for cyanide and have ordered consumable supplies such as explosives and carbon. Wear parts and critical spare parts have also been delivered to the mine. A fully equipped laboratory has been constructed at the mine with the capability of monitoring the mine operation and conducting metallurgical test work. We anticipate that the laboratory will be fully functional during April 2007.

During the construction and commissioning process, we have been assisted by a number of suppliers and consultants to ensure that the transition into full production becomes a seamless event. Given the location of the mine, there are many local services available to support the operation. Where we feel it is prudent to retain critical items such as pond and water well pumps, we have done so and we have constructed storage facilities to store in excess of three months supply of reagents should we foresee supply shortages looming.

To support the mine we have purchased a number of vehicles and support equipment that were used during construction. The equipment consists of a 35 ton crane, a water truck, an ambulance, a D4 dozer, a front end loader and a forklift/tool handler. We also have purchased a number of additional equipment such as lighting plants, welders and small tools.

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

PART III

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Form 10-KSB annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GOLD CORPORATION

Dated: March 16, 2007	By:	/s/Gifford A. Dieterle
Gifford A. Dieterle, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Form 10-KSB annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Gifford A. Dieterle	President,	March 16, 2007
Gifford A. Dieterle	Treasurer,
and Chairman
of the Board of Directors

/s/ Christopher M. Chipman	Principal Financial
Christopher M. Chipman	and Accounting Officer	March 16, 2007

/s/ John Brownlie	Director	March 17, 2007
John Brownlie

/s/ Jack V. Everett	Director	March 15, 2007
Jack V. Everett

	Director	March __, 2007
Robert N. Roningen

/s/ Roger A. Newell	Director	March 15, 2007
Roger A. Newell

/s/ Jeffrey W. Pritchard	Director	March 15, 2007
Jeffrey W. Pritchard

/s/ Ian A. Shaw	Director	March 17, 2007
Ian A. Shaw

/s/ John Postle	Director	March 16, 2007
John Postle

	Director	March __, 2007
Mark T. Nesbitt