Form 10QSB
period 2007-01-31
CAPITAL GOLD CORP
filed 2007-03-19
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007

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

____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at March 14, 2007
Common Stock, par value $.0001 per share	165,629,248

Transitional Small Business Format (check one);   Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three and six months ended January 31, 2007.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2006.

The results reflected for the three and six months ended January 31, 2007 are not necessarily indicative of the results for the entire fiscal year.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

January 31,
2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,106,420
Loans Receivable - Affiliate (Note 8 and 11)	45,495
Prepaid Assets	74,243
Marketable Securities (Note 3)	85,000
Deposits (Note 17)	598,812
Other Current Assets (Note 18)	610,567
Total Current Assets	7,520,537

Mining Concessions (Note 7)	70,104

Property & Equipment - net (Note 4)	11,894,788

Intangible Assets - net (Note 5)	512,000

Other Assets:
Other Investments (Note 9)	28,052
Deferred Financing Costs (Note 13)	660,655
Mining Reclamation Bonds (Note 6)	35,550
Other	42,286
Security Deposits	9,599
Total Other Assets	776,142

Total Assets	$20,773,571

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$234,206
Accrued Expenses	393,150
Derivative Contracts (Note 16)	343,625
Total Current Liabilities	970,981

Note Payable	8,750,000
Total Long-term Liabilities (Note 13)	8,750,000

Commitments and Contingencies
Stockholders’ Equity:
Common Stock, Par Value $.0001 Per Share;
Authorized 200,000,000 shares; Issued and
Outstanding 151,489,250 Shares	15,149
Additional Paid-In Capital	48,945,745
Deficit Accumulated in the Development Stage	(34,222,755)
Deferred Financing Costs (Note 13)	(3,903,363)
Deferred Compensation	(52,500)
Accumulated Other Comprehensive Loss (Note 10)	270,315
Total Stockholders’ Equity	11,052,590
Total Liabilities and Stockholders’ Equity	$20,773,571

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

			For the Period
			September 17, 1982
	For The Three Months Ended		(Inception) To
	January 31,		January 31,
	2007	2006	2007

Revenues	$-	$-	$-
Costs and Expenses:
Mine Expenses	301,451	500,831	10,118,390
Write-Down of Mining, Milling and Other Property and Equipment	-	-	1,299,445
Selling, General and Administrative Expenses	548,925	424,954	13,179,622
Stocks and Warrants issued for Services	101,209	-	9,600,447
Depreciation and Amortization	272,607	10,767	760,178
Total Costs and Expenses	1,224,192	936,552	34,958,082

Loss from Operations	(1,224,192)	(936,552)	(34,958,082)

Other Income (Expense):
Interest Income	12,112	15,274	1,013,407
Interest Expense	(175,254)	-	(197,835)
Miscellaneous	-	-	36,199
Loss on Sale of Property and Equipment	-	-	(155,713)
Gain on Sale of Subsidiary	-	-	1,907,903
Option Payment	-	-	70,688
Loss on change in fair value of derivative	(286,150)		(1,109,931)
Loss on Write-Off of Investment	-	-	(10,000)
Loss on Joint Venture	-	-	(901,700)
Loss on Option	-	-	(50,000)
Gain (Loss) on Other Investments	-	-	(3,697)
Loss on Write -Off of Minority Interest	-	-	(150,382)
Total Other Income (Expense)	(449,292)	15,274	448,939

Loss Before Minority Interest	(1,673,484)	(921,278)	(34,509,143)
Minority Interest	-	-	286,388

Net Loss	$(1,673,484)	$(921,278)	$(34,222,755)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	138,074,015	98,506,970

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

			For the Period
			September 17, 1982
	For The Six Months Ended		(Inception) To
	January 31,		January 31,
	2007	2006	2007

Revenues	$-	$-	$-
Costs and Expenses:
Mine Expenses	513,678	1,041,382	10,118,390
Write-Down of Mining, Milling and Other Property and Equipment	-	-	1,299,445
Selling, General and Administrative Expenses	1,181,162	714,301	13,179,622
Stocks and Warrants issued for Services	101,209	-	9,600,447
Depreciation and Amortization	346,052	19,337	760,178
Total Costs and Expenses	2,142,101	1,775,020	34,958,082

Loss from Operations	(2,142,101)	(1,775,020)	(34,958,082)

Other Income (Expense):
Interest Income	33,690	40,780	1,013,407
Interest Expense	(197,835)	-	(197,835)
Miscellaneous	-	-	36,199
Loss on Sale of Property and Equipment	-	-	(155,713)
Gain on Sale of Subsidiary	-	-	1,907,903
Option Payment	-	-	70,688
Loss on change in fair value of derivative	(528,007)		(1,109,931)
Loss on Write-Off of Investment	-	-	(10,000)
Loss on Joint Venture	-	-	(901,700)
Loss on Option	-	-	(50,000)
Gain (Loss) on Other Investments	-	-	(3,697)
Loss on Write -Off of Minority Interest	-	-	(150,382)
Total Other Income (Expense)	(692,152)	40,780	448,939

Loss Before Minority Interest	(2,834,253)	(1,734,240)	(34,509,143)
Minority Interest	-	-	286,388

Net Loss	$(2,834,253)	$(1,734,240)	$(34,222,755)

Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Common Shares Outstanding	133,811,028	96,418,426

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JULY 31, 2007 (UNAUDITED)

	Common Stock		Additional paid-in-	Deficit Accumulated in the Development	Accumulated Other Comprehensive Income/	Deferred Financing	Deferred Compensation	Total Stockholder
	Shares	Amount	capital	Stage	(Loss)	Costs	Costs	Equity
Balance at July 31, 2006	131,635,129	13,163	40,733,825	(31,388,503)	146,493	(522,541)	(52,500)	8,929,937
Deferred Financing Costs	1,150,000	115	350,635	-	-	(350,750)	-	-
Deferred Financing Costs	-	-	3,314,449	-	-	(3,314,449)	-	-
Amortization of Deferred Finance Costs	-	-	-	-	-	284,377	-	284,377
Options and warrants issued for services	-	-	135,322	-	-	-	-	135,322
Private Placement, Net	12,561,667	1,256	3,484,606					3,485,862
Common Stock issued upon the exercising of options and warrants	6,142,454	615	926,908					927,523
Unrealized loss on marketable securities	-	-	-	-	(5,000)	-	-	(5,000)
Change in fair value on interest rate swaps	-	-	-	-	(33,433)	-	-	(33,433)
Equity adjustment from foreign currency translation	-	-	-	-	162,255	-	-	162,255
Net loss for the six months ended January 31, 2007	-	-	-	(2,834,253)	-		-	(2,834,253)
Balance - January 31, 2007	151,489,250	$15,149	$48,945,745	$(34,222,756)	$270,315	$(3,903,363)	$(52,500)	$11,052,590

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

			For The Period
			September 17, 1982
	For The Six Months Ended		(Inception) To
	January 31,		January 31,
	2007	2006	2007
Cash Flow From Operating Activities:
Net Loss	$(2,834,253)	$(1,734,240)	$(34,222,756)
Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	346,952	19,337	769,648
Gain on Sale of Subsidiary	-	-	(1,907,903)
Minority Interest in Net Loss of Subsidiary	-	-	(286,388)
Write-Down of Impaired Mining, Milling and Other	-
Property and Equipment	-	-	1,299,445
Loss on Sale of Property and Equipment	-	-	155,713
Loss on change in fair value of derivative	528,268		1,110,192
Loss on Write-Off of Investment	-	-	10,000
Loss on Joint Venture	-	-	901,700
Loss on Write-Off of Minority Interest	-	-	150,382
Value of Common Stock and Warrants Issued for Services	135,322	-	12,720,937
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	(34,169)	(15,891)	(55,251)
(Increase) Decrease in Other Current Assets	3,873,285	(14,316)	(1,392,554)
(Increase) in Other Deposits	(348,812)	(36,000)	(616,812)
Increase (Decrease) in Other Assets	767	755	(41,901)
(Increase) in Security Deposits	-	-	(9,605)
Increase (Decrease) in Accounts Payable	(24,766)	33,880	317,418
Increase (Decrease) in Accrued Expenses	36,478	(66,675)	173,407
Net Cash Provided by (Used in) Operating Activities	1,679,072	(1,813,150)	(20,924,328)

Cash Flow From Investing Activities:
(Increase) in Other Investments	(6,572)	(260)	(28,312)
Purchase of Mining, Milling and Other Property and
Equipment	(10,872,197)	(45,958)	(14,063,479)
Purchase of Concessions	-	-	(25,324)
Investment in Intangibles	(500,000)	-	(518,620)
Proceeds on Sale of Mining, Milling and Other Property
and Equipment	-	-	275,638
Proceeds From Sale of Subsidiary	-	-	2,131,616
Expenses of Sale of Subsidiary	-	-	(101,159)
Advance Payments - Joint Venture	-	-	98,922
Investment in Joint Venture	-	-	(101,700)
Investment in Privately Held Company	-	-	(10,000)
Net Assets of Business Acquired (Net of Cash)	-	-	(42,130)
Investment in Marketable Securities	-	-	(50,000)

The accompanying notes are an integral part of the financial statements.

			For The Period
			September 17, 1982
	For The Six Months Ended		(Inception) To
	January 31,		January 31,
	2007	2006	2007

Net Cash Used in Investing Activities	(11,378,769)	(46,218)	(12,434,548)

Cash Flow From Financing Activities:
Advances to Affiliate	(3,750)	(5,825)	(49,072)
Proceeds from Borrowing on Credit Facility	8,750,000		8,750,000
Proceeds of Borrowings - Officers	-	-	18,673
Repayment of Loans Payable - Officers	-	-	(18,673)
Proceeds of Note Payable	-	-	11,218
Payments of Note Payable	-	-	(11,218)
Proceeds From Issuance of Common Stock, net	4,413,385	715,820	31,264,229
Commissions on Sale of Common Stock	-	-	(5,250)
Deferred Finance Costs	(257,271)	(100,000)	(708,048)
Expenses of Initial Public Offering	-	-	(408,763)
Capital Contributions - Joint Venture Subsidiary	-	-	304,564
Purchase of Certificate of Deposit - Restricted	-	-	(5,000)
Purchase of Mining Reclamation Bonds	-	-	(30,550)
Net Cash Provided By (Used In) Financing Activities	12,902,364	(609,995)	39,112,110
Effect of Exchange Rate Changes	162,255	50,152	353,186

Increase (Decrease) In Cash and Cash Equivalents	3,364,922	(1,199,222)	6,106,420
Cash and Cash Equivalents - Beginning	2,741,498	4,281,548	-
Cash and Cash Equivalents - Ending	$6,106,420	$3,082,326	$6,106,420

Supplemental Cash Flow Information:
Cash Paid For Interest	$216,420	$-	$216,420
Cash Paid For Income Taxes	$557	$7,731	$46,531
Non-Cash Financing Activities:
Issuances of Common Stock as Commissions
on Sales of Common Stock	$-	$-	$440,495
Issuance of common stock and warrants as payment of financing costs	$3,665,199	$270,000	$4,187,740
Change in Fair Value of Derivative Instrument	$33,433	$-	$33,433
Issuance of Common Stock and Options/warrants as Payment for Expenses	$-	$-	$192,647
Issuance of Common Stock as Payment for Mining,
Milling and Other Property and Equipment	$-	$-	$4,500
Exercise of Options as Payment of Accounts Payable	$-	$-	$36,000

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Gold Corporation ("Capital Gold", "the Company", "we" or "us") and its subsidiaries, which are wholly and majority owned as well as the accounts within Caborca Industrial S.A. de C.V. (“Caborca Industriale”), a Mexican corporation 100% owned by two of the Company’s officers and directors for mining support services. These services include, but are not limited to, the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at cost. This entity is considered a variable interest entity under accounting rules provided under FIN 46, “Consolidation of Variable Interest Entities”.

Capital Gold was incorporated in February 1982 in the State of Nevada. During March 2003 the Company's stockholders approved an amendment to the Articles of Incorporation to change its name from Leadville Mining and Milling Corp. to Capital Gold Corporation. In November 2005, the Company reincorporated in Delaware. The Company owns rights to property located in the State of Sonora, Mexico and the California Mining District, Lake County, Colorado and is in the process of completing construction and development of an open-pit gold mining operation to mine two of its Mexican concessions. All of the Company's mining activities are now being performed in Mexico. The Company is a development stage enterprise.

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

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and has recurring losses from operations and operating cash constraints that raise substantial doubt about the Company's ability to continue as a going concern. These statements should be read in conjunction with the Company’s consolidated financial statements included within its Form 10-KSB for the fiscal year ended July 31, 2006, as filed with the SEC on November 1, 2006.

NOTE 2 - Equity Based Compensation

In connection with offers of employment to the Company’s executives as well as in consideration for agreements with certain consultants, the Company issues options and warrants to acquire its common stock. Employee and non-employee awards are made in the discretion of the Board of Directors.

Such options and warrants may be exercisable at varying exercise prices currently ranging from $0.22 to $0.41 per share of common stock with certain of these grants becoming exercisable immediately upon grant subject to stockholder approval. Certain grants vest for a period of five months to two years (generally concurrent with service periods for grants to employees/consultants - See Note 15 - Employee and Consulting Agreements). Certain grants contain a provision whereby they become immediately exercisable upon a change of control.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant-date fair values of stock options and warrants granted during the six months ended January 31, 2007 and 2006, were $0.32 and $0, respectively. The fair values of the options and warrants granted were estimated based on the following weighted average assumptions:

	Six Months ended January 31,
	2007	2006
Expected volatility	66%	-
Risk-free interest rate	6.25%	-
Expected dividend yield	-	-
Expected life	2.0 years	-

Stock option and warrant activity for employees during the six months ended January 31, 2007 is as follows:

	Number of Options	Weighted Average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value
Outstanding at July 31, 2005	4,711,363	$.30	0.30	$1,277,977
Options granted	4,611,363.13		-	-
Options exercised	(590,909)	.05	-	-
Options expired	(3,161,363)	.05	-	-
Warrants and options outstanding at July 31, 2006	5,570,454	$.16	1.17	$702,250
Options granted	550,000	$.34	-	-
Options exercised	(2,870,454)	$.05	-	-
Options expired	-	-	-	-
Warrants and options outstanding at January 31, 2007	3,250,000	$.29	1.26	$67,950
Warrants and options exercisable at January 31, 2007	1,250,000	$.22	0.42	$48,750

Unvested stock option and warrant balances for employees at January 31, 2007 are as follows:

			Weighted
		Weighted	average
		Average	remaining
	Number of Options	Exercise price	contracted term (years)	Aggregate Intrinsic value
Outstanding at August 1, 2006	-	-	-	$-
Options granted	150,000	$.32	1.42	16,500
Unvested Options outstanding at January 31, 2007	150,000	$.32	1.42	$16,500

Stock option and warrant activity for non-employees during the six months ended January 31, 2007 is as follows:

			Weighted
		Weighted	average
		Average	remaining
	Number of Options	Exercise price	contracted term (years)	Aggregate Intrinsic value
Outstanding at July 31, 2005	31,902,004	$.30	1.13	$3,430,120
Options granted	6,844,000.28		-	-
Options exercised	(12,835,004)	.29	-	-
Options expired	(350,000)	.10	-	-
Warrants and options outstanding at July 31, 2006	25,561,000	$.29	1.33	$1,939,530
Options granted	16,682,542	$.33	-	-
Options exercised	(16,912,000)	.29	-	-
Options expired	_(1,275,000)	.30	-	-
Warrants and options outstanding at January 31, 2007	24,256,542	$.32	1.70	$355,402
Warrants and options exercisable at January 31, 2007	23,806,542	$.32	1.74	$356,402

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

The following table illustrates the effect on the net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation prior to February 1, 2006:

Year Ended July 31, 2006
Net loss	$(4,804,692)
Add stock-based employee compensation expense (recovery) included in reported net income (loss)	-
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(773,263)
Pro forma net loss	$(5,577,955)
Pro forma net loss per common share (Basic and diluted)	$(.05)
Weighted average common shares outstanding: Basic and diluted	112,204,471
Net loss per common share (Basic and Diluted), as reported	$(.04)

NOTE 3 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

January 31,
2007

Marketable equity securities, at cost	$50,000

Marketable equity securities, at fair value	$85,000

(See Notes 8 & 10)

NOTE 4 - Property and Equipment

Property and Equipment consist of the following at January 31, 2007:

Construction in progress	$11,119,047
Water Well	141,242
Building	116,922
Equipment	411,273
Vehicle	132,134
Improvements	15,797
Office Equipment	17,874
Furniture	2,354

Total	11,956,643

Less: accumulated depreciation	(61,855)

Property and equipment, net	$11,894,788

The Company has open purchase orders on material and equipment regarding its El Chanate Project amounting to approximately $2,305,000 as of January 31, 2007, and had paid approximately $1,868,000 on these commitments.

Depreciation expense for the six months ended January 31, 2007 and 2006 was $21,638 and $12,272, respectively.

NOTE 5 - Intangible Assets

Intangible assets consist of the following as of January 31, 2007:

Repurchase of Net Profits Interest from FG	$500,000
Investment in Right of Way	18,620
Less: accumulated amortization of Right of Way	(6,620)

Intangible assets, net	$512,000

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

Amortization expense for the six months ending January 31, 2007 and 2006 was $1,800 and $2,065, respectively.

NOTE 6 - Mining Reclamation Bonds

These represent certificates of deposit that have been deposited as security for Mining Reclamation Bonds in Colorado. They bear interest at rates varying from 4.35% to 5.01% annually and mature at various dates through 2010.

NOTE 7 - Mining Concessions

Mining concessions consists of the following:

El Charro	$25,324
El Chanate	44,780

Total	$70,104

The El Chanate concessions are carried at historical cost and were acquired in connection with the purchase of the stock of Minera Chanate (see Note 1).

The Company acquired an additional mining concession - El Charro. El Charro lies within the current El Chanate property boundaries. The Company is required to pay 1 1/2% net smelter royalty in connection with the El Charro concession.

NOTE 8 - Loans Receivable - Affiliate

Loans receivable - affiliate consist of expense reimbursements due from a publicly-owned corporation in which the Company has an investment. The Company's president and chairman of the board of directors is an officer and director of that corporation. These loans are non-interest bearing and due on demand (see Note 3 & 11).

NOTE 9 - Other Investments

Other investments are carried at cost and consist of tax liens purchased on properties located in Lake County, Colorado.

NOTE 10 - Other Comprehensive Income (Loss)-Supplemental Non-Cash Investing Activities

Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and unrealized gains and losses on marketable securities and is summarized as follows:

Balance - July 31, 2005	$157,714

Equity Adjustments from Foreign Currency Translation	48,779
Unrealized Gains (loss) on Marketable Securities	(60,000)

Balance - July 31, 2006	146,493

Change in fair value of derivative instrument	(33,433)
Equity Adjustments from Foreign Currency Translation	162,255
Unrealized Gains (loss) on Marketable Securities	(5,000)

Balance - January 31, 2007	$270,315

NOTE 11 - Related Party Transactions

In August 2002, the Company purchased marketable equity securities of a related company. The Company recorded approximately $4,500 and $5,850 in expense reimbursements including office rent from this entity for the six months ended January 31, 2007 and 2006, respectively (see Notes 3 and 8).

The Company utilizes a Mexican Corporation 100% owned by two officers/Directors and stockholders of the Company for mining support services. These services include but are not limited to the payment of mining salaries and related costs. The Mexican Corporation bills the Company for these services at cost. Mining expenses charged by the Mexican Corporation and reported on the statement of operations amounted to approximately $181,000 and $50,000 for the six months ended January 31, 2007 and 2006, respectively.

During the six months ended January 31, 2007 and 2006, the Company paid its V.P. Development and Director $0 and $33,000, respectively, for professional geologist and management services rendered to the Company. This individual also earned wages of $60,000 during the six months ended January 31, 2007. During the six months ended January 31, 2007 and 2006, the Company paid its V.P. Exploration and Director consulting fees of $0 and $33,000, respectively. In addition, this individual earned wages of $60,000 during the six months ended January 31, 2007. During the six months ended January 31, 2007 and 2006, we paid a director legal and consulting fees of $12,000 and $0, respectively.

The Company’s V.P. Development and Director has, since 1995, been a senior consultant in the Minerals Advisory Group LLC, Tucson, Arizona, an entity that provided $3,000 of services to the Company for the six months ended January 31, 2007.

In January 2006, the Company extended the following stock options through January 3, 2007, all of which are exercisable at $0.05 per share: Chief Executive Officer and Director - 1,250,000 shares; Director - 500,000 shares; V.P. Investor Relations and Director - 327,727 shares; V.P. Development and Director - 500,000 shares; and V.P. Mine Development - 25,000 shares.   There was not a material increase in the intrinsic value of these options at the date of modification as compared to the intrinsic value of the original issuance of these stock options on the applicable measurement date. All of these options were exercised prior to their extended expiration.

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

The Company issued 1,150,000 shares of common stock and 12,600,000 common stock purchase warrants to Standard Bank as part of a commitment fee to entering into the credit facility on August 15, 2006, with its wholly-owned subsidiaries MSR and Oro. The Company recorded the issuance of the 1,150,000 shares of common stock and 12,600,000 warrants as deferred financing costs of approximately $351,000 and $3,314,000, respectively, as a reduction of stockholders' equity on the Company's balance sheet. The issuance of 1,150,000 shares was recorded at the fair market value of the Company's common stock at the closing date or $0.305 per share. The warrants were valued at approximately $3,314,000 using the Black-Scholes option pricing model and were reflected as deferred financing costs as a reduction of stockholders' equity on the Company’s balance sheet (See Note 13). The balance of deferred financing costs net of amortization as of January 31, 2007, as a reduction of stockholders' equity, was approximately $3,903,000. Amortization expense for the six months ended January 31, 2007, was $284,000.

The Company closed two private placements in January 2007 pursuant to which it issued an aggregate of 12,561,667 units, each unit consisting of one share of its common stock and a warrant to purchase ¼ of a share of its common stock for proceeds of approximately $3,486,000, net of commissions of approximately $283,000. The Company also received proceeds of approximately $928,000 from the exercising of an aggregate of 6,142,454 of warrants issued in past private placements. The Warrant issued to each purchaser in the January 2007 placements is exercisable for one share of common stock, at an exercise price equal to $0.40 per share. Each Warrant has a term of eighteen months and is fully exercisable from the date of issuance. The Company issued to the placement agents eighteen month warrants to purchase up to an aggregate of 942,125 shares of common stock at an exercise price of $0.30 per share. Such placement agent warrants are valued at approximately $142,000 using the Black-Scholes option pricing method.

Recapitalization

The Board of Directors recommended an amendment to the Company's Certificate of Incorporation to increase the Company's authorized shares of capital stock from 200,000,000 to 250,000,000 shares. This amendment was approved by the stockholders on February 21, 2007 and the Company effected the authorized share increase on February 26, 2007.

Warrants and Options

On November 30, 2006, the Company’s board of directors granted 100,000 common stock options to each of John Postle, Ian A. Shaw and Mark T. Nesbitt, the Company’s independent directors. The options are to purchase shares of the Company’s common stock at an exercise price of $0.33 per share (the closing price of our common stock on that date) for a period of two years. The options could not be exercised unless and until they were been approved by the Company’s stockholders. The Company utilized the Black-Scholes method to fair value the 300,000 options received by the directors. The Company recorded approximately $40,000 as stock based compensation expense in the fiscal quarter ended January 31, 2007.

On December 13, 2006, the Company issued two year options to purchase our common stock at an exercise price of $0.36 per share to its Chief Operating Officer, Chief Financial Officer and the Company’s Canadian counsel. These options are for the purchase of 250,000 shares, 100,000 shares and 100,000 shares, respectively. These options could not be exercised unless and until they were approved by the Toronto Stock Exchange and Stockholders. The Company utilized the Black-Scholes method to fair value the 450,000 options received by these individuals. The Company recorded approximately $61,000 as stock based compensation expense in the fiscal quarter ended January 31, 2007.

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

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “Plan”) is intended to attract and retain individuals of experience and ability, to provide incentive to the Company’s employees, consultants, and non-employee directors, to encourage employee and director proprietary interests in the Company, and to encourage employees to remain in the Company’s employ.

The Plan authorizes the grant of non-qualified and incentive stock options, stock appreciation rights and restricted stock awards (each, an “Award”). A maximum of 10,000,000 shares of common stock are reserved for potential issuance pursuant to Awards under the Plan. Unless sooner terminated, the Plan will continue in effect for a period of 10 years from its effective date.

The Plan is administered by the Company’s Board of Directors or a committee thereof. The Plan provides for Awards to be made to such of the Company’s employees, directors and consultants and its affiliates as the Board may select. As of January 31, 2007, 450,000 options have been granted under the Plan to two of the Company’s officers and its Canadian counsel.

Stock options awarded under the Plan may vest and be exercisable at such times (not later than 10 years after the date of grant) and at such exercise prices (not less than Fair Market Value at the date of grant) as the Board may determine. Unless otherwise determined by the Board, stock options shall not be transferable except by will or by the laws of descent and distribution. The Board may provide for options to become immediately exercisable upon a "change in control," as defined in the Plan.

The exercise price of an option must be paid in cash. No options may be granted under the Plan after the tenth anniversary of its effective date. Unless the Board determines otherwise, there are certain continuous service requirements and the options are not transferable.

The Plan provides the Board with the general power to amend the Plan, or any portion thereof at any time in any respect without the approval of the Company’s stockholders, provided however, that the stockholders must approve any amendment which increases the fixed maximum percentage of shares of common stock issuable pursuant to the Plan, reduces the exercise price of an Award held by a director, officer or ten percent stockholder or extends the term of an Award held by a director, officer or ten percent stockholder. Notwithstanding the foregoing, stockholder approval may still be necessary to satisfy the requirements of Section 422 of the Code, Rule 16b-3 of the Exchange Act or any applicable stock exchange listing requirements. The Board may amend the Plan in any respect it deems necessary or advisable to provide eligible Employees with the maximum benefits provided or to be provided under the provisions of the Code and the regulations promulgated thereunder relating to Incentive Stock Options and/or to bring the Plan and/or Incentive Stock Options granted under it into compliance therewith. Rights under any Award granted before amendment of the Plan cannot be impaired by any amendment of the Plan unless the Participant consents in writing. The Board is empowered to amend the terms of any one or more Awards; provided, however, that the rights under any Award shall not be impaired by any such amendment unless the applicable Participant consents in writing and further provided that the Board cannot amend the exercise price of an option, the Fair Market Value of an Award or extend the term of an option or Award without obtaining the approval of the stockholders if required by the rules of the TSX or any stock exchange upon which the common stock is listed.

Rights Agreement

On August 14, 2006, the Board of Directors (the "Board") of the Company declared a cash dividend (the "Dividend") of one Series B common share purchase right (a "Right") for each outstanding share of common stock, par value $.0001 per share. Each Right represented the right to purchase one one-thousandth of Series B Share. The Dividend was payable to holders of record on August 14, 2006. In connection with the Dividend, the Company entered into a Rights Agreement with American Stock Transfer & Trust Company as Rights Agent (the "Rights Agreement"), specifying the terms of the Rights. The Rights would impose a significant penalty upon any person or group that acquires beneficial ownership of 20% or more of the Company's outstanding common stock without the prior approval of the Board. The Rights Agreement provided an exemption for any person who was, as of August 15, 2006, the beneficial owner of 20% or more of the Company’s outstanding common stock, so long as such person did not, subject to certain exceptions, acquire additional shares of the Company’s common stock after that date. The Rights Agreement would not have interfered with any merger or other business combination approved by the Board. By its terms, The Rights Agreement terminated if it was not approved by the Company’s stockholders on or before February 4, 2007. This did not occur and, accordingly, it terminated.

NOTE 13 - Project Finance Facility

On August 15, 2006, the Company entered into a credit facility (the “Credit Facility”) involving its wholly-owned subsidiaries MSR and Oro, as borrowers, us, as guarantor, and Standard Bank plc (“Standard Bank”), as the lender and the offshore account holder. Under the Credit Facility, MSR and Oro have agreed to borrow money in an aggregate principal amount of up to US$12.5 million (the “Loan”) for the purpose of constructing, developing and operating our El Chanate Project (the “Mine”). The Company is guaranteeing the repayment of the loan and the performance of the obligations under the Credit Facility. The Loan is scheduled to be repaid in fourteen quarterly payments with the first principal payment due after certain Mine start-up production and performance criteria are satisfied, which the Company believes it will occur in the first calendar quarter of 2008. The Loan bears interest at LIBOR plus 4.00%, with LIBOR interest periods of 1, 2, 3 or 6 months and with interest payable at the end of the applicable interest period.

The Credit Facility contains covenants customary for a project financing loan, including but not limited to restrictions (subject to certain exceptions) on incurring additional debt, creating liens on its property, disposing of any assets, merging with other companies and making any investments. The Company will be required to meet and maintain certain financial covenants, including (i) a debt service coverage ratio of not less than 1.2 to 1.0, (ii) a projected debt service coverage ratio of not less than 1.2 to 1.0, (iii) a loan life coverage ratio of at least 1.6 to 1.0, (iv) a project life coverage ratio of at least 2.0 to 1.0 and (v) a minimum reserve tail. The Company will also be required to maintain a certain minimum level of unrestricted cash, and upon meeting certain Mine start-up production and performance criteria, MSR and Oro will be required to maintain a specified amount of cash as a reserve for debt repayment.

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

As part of the fee for entering into and closing the Credit Facility, the Company issued to Standard Bank 1,150,000 shares of its restricted common stock and a warrant for the purchase of 12,600,000 shares of our common stock at an exercise price of $0.317 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Facility. Previously, pursuant to the mandate and commitment letter for the facility, the Company issued to Standard Bank 1,000,000 shares of its restricted common stock and a warrant for the purchase of 1,000,000 shares of its common stock at an exercise price of $0.32 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Facility. The Company recorded the issuance of the 1,000,000 shares of common stock as deferred financing costs of approximately $270,000 as a reduction of stockholders' equity on its balance sheet. The issuance of these shares was recorded at the fair market value of the Company’s common stock at the commitment letter date or $0.27 per share. In addition, the warrants were valued at approximately $253,000 using the Black-Scholes option pricing model and were reflected as deferred financing costs as a reduction of stockholders' equity on the Company’s balance sheet in 2006. The Company registered for public resale the 2,150,000 shares issued to Standard Bank and the 13,600,000 shares issuable upon exercise of warrants issued to Standard Bank.

In March 2006, The Company entered into a gold price protection arrangement with Standard Bank to protect it against future fluctuations in the price of gold. The Company agreed to a series of gold forward sales and call option purchases in anticipation of entering into the Credit Facility. Under the price protection agreement, the Company has agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. The Company will also purchase call options from Standard Bank on a quarterly basis during this same period covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. While the period of the derivative contracts has commenced, the Company does not anticipate any material adverse effect from the fact that it has not commenced to sell gold because the price of gold is substantially above $535 per ounce. The Company paid a fee to Standard Bank in connection with the price protection agreement. In addition, the Company provided aggregate cash collateral of approximately $4.3 million to secure its obligations under this agreement. The cash collateral was returned to the Company after the Credit Facility was executed in August 2006.

As of January 31, 2007, the Company has drawn down a total of $8,750,000 on the Credit Facility.

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

On August 2, 2006, the Company amended the November 24, 2005 Mining Contract between its subsidiary, MSR, and Sinergia. Pursuant to the amendment, MSR's right to deliver the Notice to Proceed to Sinergia is extended to November 1, 2006. Provided that this Notice is delivered to Sinergia on or before that date, with a specified date of commencement of the Work (as defined in the contract) not later than February 1, 2007, the mining rates set forth in the Mining Contract will still apply; subject to adjustment for the rate of inflation between September 23, 2005 and the date of commencement of the work. As consideration for these changes, the Company paid Sinergia $200,000 of the requisite advance payment discussed below. On November 1, 2006, MSR delivered the Notice of Award specifying January 25, 2007, as the date of commencement of Work. Based on a revised crushing and stacking plan and since MSR is manufacturing the leach pad overliner material both Sinergia and MSR have mutually agreed to delay mining until the end of March. This satisfies the needs of both parties. The conditions of the contract remain the same and there will be no additional payments for the rescheduling .

Pursuant to the Mining Contract, Sinergia, using its own equipment, will generally perform all of the mining work (other than crushing) at the El Chanate Project for the life of the mine. MSR delivered to the Contractor a mobilization payment of $70,000 and the advance payment of $520,000. The advance payments are recoverable by MSR out of 100% of subsequent payments due to Sinergia under the Mining Contract. Pursuant to the Mining Contract, upon termination, Sinergia would be obligated to repay any portion of the advance payment that had not yet been recouped. Sinergia’s mining rates are subject to escalation on an annual basis. This escalation is tied to the percentage escalation in Sinergia’s costs for various parts for its equipment, interest rates and labor. One of the principals of Sinergia is one of the former principals of FG. FG was our former joint venture partner.

In June 2006, the Company's Mexican operating subsidiary retained the contracting services of Mexican subsidiary of M3 Engineering & Technology Corporation ("M3M") to provide EPCM (engineering procurement construction management) services. M3M supervises the construction and integration of the various components necessary to commence production at the El Chanate Project. The contracted services shall not exceed $1,200,000 and the contract is based on the EPCM services to be provided by M3M. As of January 31, 2007, the Company has incurred approximately $575,000 pursuant to this contract.

NOTE 15 - Employee and Consulting Agreements

The Company entered into employment agreements, effective July 31, 2006, with the following executive officers: Gifford A. Dieterle, President and Treasurer, Roger A. Newell, Vice President of Development, Jack V. Everett, Vice President of Exploration, and Jeffrey W. Pritchard, Vice President of Investor Relations. On December 5, 2006, effective January 1, 2007, The Company entered into an employment agreement with J. Scott Hazlitt, Vice President of Mine Development.

The agreements run for a period of three years and automatically renew for successive one-year periods unless the Company or the executive provides the other party with written notice of their intent not to renew at least 30 days prior to the expiration of the then current employment period.

Mr. Dieterle is entitled to a base annual salary of at least $180,000, Mr. Hazlitt is entitled to a base annual salary of at least $105,000 and each of the other executives is entitled to a base annual salary of at least $120,000. Each executive is entitled to a bonus or salary increase in the sole discretion of the board of directors. In addition, Messrs. Dieterle, Newell, Everett and Pritchard each received two year options to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $0.32 per share (the closing price on July 31, 2006).

The Company has the right to terminate any executive’s employment for cause or on 30 days’ prior written notice without cause or in the event of the executive’s disability (as defined in the agreements). The agreements automatically terminate upon an executive’s death. “Cause” is defined in the agreements as (1) a failure or refusal to perform the services required under the agreement; (2) a material breach by executive of any of the terms of the agreement; or (3) executive’s conviction of a crime that either results in imprisonment or involves embezzlement, dishonesty, or activities injurious to the Company’s reputation. In the event that the Company terminates an executive’s employment without cause or due to the disability of the executive, the executive will be entitled to a lump sum severance payment equal to one month’s salary, in the case of termination for disability, and up to 12 month’s salary (depending upon years of service), in the case of termination without cause.

Each executive has the right to terminate his employment agreement on 60 days’ prior written notice or, in the event of a material breach by the Company of any of the terms of the agreement, upon 30 days’ prior written notice. In the event of a claim of material breach by the Company of the agreement, the executive must specify the breach and our failure to either (i) cure or diligently commence to cure the breach within the 30 day notice period, or (ii) dispute in good faith the existence of the material breach. In the event that an agreement terminates due to the Company’s breach, the executive is entitled to severance payments in equal monthly installments beginning in the month following the executive’s termination equal to three month’ salary plus one additional month’s salary for each year of service to the Company. Severance payments cannot exceed 12 month’s salary.

In conjunction with the employment agreements, the Company’s board of directors deeming it essential to the best interests of its stockholders to foster the continuous engagement of key management personnel and recognizing that, as is the case with many publicly held corporations, a change of control might occur and that such possibility, and the uncertainty and questions which it might raise among management, might result in the departure or distraction of management personnel to the detriment of the company and its stockholders, determined to reinforce and encourage the continued attention and dedication of members of the Company’s management to their engagement without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control of the company, it entered into identical agreements regarding change in control with the executives. Each of the agreements regarding change in control continues through December 31, 2009 (December 31, 2010 for Mr. Hazlitt) and extends automatically to the third anniversary thereof unless the Company gives notice to the executive prior to the date of such extension that the agreement term will not be extended. Notwithstanding the foregoing, if a change in control occurs during the term of the agreements, the term of the agreements will continue through the second anniversary of the date on which the change in control occurred. Each of the agreements entitles the executive to change of control benefits, as defined in the agreements and summarized below, upon his termination of employment with the Company during a potential change in control, as defined in the agreements, or after a change in control, as defined in the agreements, when his termination is caused (1) by the Company for any reason other than permanent disability or cause, as defined in the agreement (2) by the executive for good reason as defined in the agreements or, (3) by the executive for any reason during the 30 day period commencing on the first date which is six months after the date of the change in control. Each executive would receive a lump sum cash payment of three times his base salary and outplacement benefits. Each agreement also provides that the executive is entitled to a payment to make him whole for any federal excise tax imposed on change of control or severance payments received by him.

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

On May 12, 2006, the Company entered into an employment agreement with John Brownlie, pursuant to which Mr. Brownlie serves as Vice President Operations. Mr. Brownlie receives a base annual salary of $150,000 and is entitled to annual bonuses. Upon his employment, he received options to purchase an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $.32 per share. 50,000 options vested immediately and the balance vest upon the Company achieving "Economic Completion" as that term is defined in the Standard Bank Credit Facility (when the Company has commenced mining operations and has been operating at anticipated capacity for 60 to 90 days). The term of the options is two years from the date of vesting. The agreement runs for an initial two year period, and automatically renews thereafter for additional one year periods unless terminated by either party within 30 days of a renewal date. The Company can terminate the agreement for cause or upon 30 days notice without cause. Mr. Brownlie can terminate the agreement upon 60 days notice without cause or, if there is a breach of the agreement by the Company that is not timely cured, upon 30 days notice. In the event that the Company terminates him without cause or he terminates due to the Company’s breach, he will be entitled to certain severance payments. The Company utilized the Black-Scholes method to fair value the 200,000 options received by Mr. Brownlie. The Company recorded approximately $70,000 as deferred compensation expense as of the date of the agreement and recorded the vested portion or $17,500 as stock based compensation expense for the year ended July 31, 2006.

NOTE 16 - Sales Contracts, Commodity and Financial Instruments

In March 2006, the Company entered into two identically structured derivative contracts with Standard Bank (See Note 13). Each derivative consisted of a series of forward sales of gold and a purchase gold cap. The Company agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. The Company also agreed to a purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. While the period of the derivative contracts has commenced, the Company does not anticipate any material adverse effect from the fact that it has not commenced to sell gold because the price of gold is substantially above $535 per ounce. Under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), these contracts must be carried on the balance sheet at their fair value, with changes to the fair value of these contracts reflected as Other Income or Expense. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

The first derivative was entered into on March 1, 2006 for a premium of $550,000; and the second was entered into on March 30, 2006 for a premium of $250,000. The gold price rose sharply during the period March 1, 2006 through July 31, 2006 and was the primary reason for the decrease in premium on the derivative contracts. As of January 31, 2007, the carrying value of this derivative liability was approximately $344,000. The change in fair value on these derivative contracts was approximately $528,000 for the six months ended January 31, 2007, and decreased as a result of the increases in gold prices during this period. This change in fair value was recorded as an other expense on the Company’s income statement.

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

The interest rate swap agreements are accounted for as cash flow hedges, whereby “effective” hedge gains or losses are initially recorded in other comprehensive income and later reclassified to the interest expense component of earnings coincidently with the earnings impact of the interest expenses being hedged. “Ineffective” hedge results are immediately recorded in earnings also under interest expense. No component of hedge results will be excluded from the assessment of hedge effectiveness. The amount expected to be reclassified from OCI to earnings during the 12 months ending July 31 2007 from these two swaps was determined to be immaterial. As of January 31, 2007, the Company recorded $33,433 as a derivative liability with the offset going to other comprehensive income.

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

NOTE 17 - Deposits

Deposits are classified as current assets and represent payments made on mining equipment for the Company’s El Chanate Project in Sonora, Mexico. Deposits are summarized as follows:

January 31,
2007

Advance payment on Mining Contract to Sinergia	$520,000
Sinergia Mobilization Payment	70,000
Other	8,812
Total Deposits	$598,812

NOTE 18 - Other Current Assets

Other current assets consist of the following:

January 31,
2007

Value added tax to be refunded	$568,490
Other	42,077
Total Other Current Assets	$610,567

NOTE 18 - Subsequent Events

On February 1, 2007, the Company completed an additional draw down on its credit facility from Standard Bank receiving proceeds of $3,250,000 increasing the total outstanding balance on the Credit Facility to $12,000,000. The Company is using and anticipates using these proceeds for its El Chanate Project.

On February 5, 2007, Dave Loder, the General Manager of our El Chanate Project, resigned for personal reasons unrelated to his employment with the Company. We have hired, on a temporary basis, an experienced replacement and are actively looking for a permanent replacement. We do not believe, that Mr. Loder’s departure will have a material adverse affect on our business.

On February 7, 2007, Robert Roningen resigned as our Secretary and, on February 9, 2007, John Brownlie, our Vice President of Operations, was appointed Chief Operating Officer and Jeffrey W. Pritchard, our Vice President of Investor Relations, was appointed Secretary. Mr. Brownlie’s appointment as our Chief Operating Officer did not result in any changes to his compensation arrangement under his employment agreement with the Company.

In February 2007, the Company received proceeds of approximately $4,242,000 from the exercising of an aggregate of 14,140,000 of warrants issued in past private placements.

On February 21, 2007, the Company’s stockholders, among other things, approved the 2006 Equity Incentive Plan, an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 200,000,000 to 250,000,000 and approved the issuance of an aggregate of 2,450,000 outstanding options (including the options issued to the Company’s executive officers and directors - See Note 12) that required stockholder approval pursuant to the rules of the Toronto Stock Exchange.

On March 2, 2007, MSR, the Company’s wholly-owned subsidiary entered into a sales contract with Degussa Mexico S.A. de C.V. to supply sodium cyanide solid bricks for use in the heap leach process with the El Chanate Project. The contract period initiates April 1, 2007 and extends through March 31, 2010 and estimates total yearly requirements at 1,000 metric tons plus or minus 20%. The total minimum annual commitment associated with this contract is anticipated to be between $1,500,000 in year one and two and $1,600,000 in year three.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to Statement 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s market-to-market model value. Statement 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data.

Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. Management does not believe the adoption of this standard will have a material impact in the financial condition or results of operations of the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement on Forward-Looking Statements

Certain statements in this report constitute “forwarding-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. All statements other than statements of historical fact, included in this report regarding our financial position, business and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding exploration, costs, grade, production and recovery rates, permitting, financing needs and the availability of financing on acceptable terms or other sources of funding are all forward-looking in nature.

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

Results of Operations

General

Sonora, Mexico

Through a wholly-owned subsidiary and an affiliate, Capital Gold Corporation owns 100% of 16 mining concessions located in the Municipality of Altar, State of Sonora, Republic of Mexico totaling approximately 3,544 hectares (8,756 acres or 13.7 square miles). We are in the process of completing construction and development of an open-pit gold mining operation to mine two of these concessions. We sometimes refer to the planned operations on these two concessions as the El Chanate Project. We anticipate that mining operations will commence in late March 2007.

Construction activities at the El Chanate Project commenced in August 2006. Engineering Procurement and Construction Management activities commenced June 1, 2006. Also in August 2006, we completed debt financing for the construction of the El Chanate mine. We anticipate revenues from mining operations will commence by the end of the second calendar quarter 2007. Please see “Current Status of El Chanate” below for a discussion of the current status of our El Chanate project.

We believe that surface gold mine and facility at El Chanate will be capable of producing about 2.6 million metric tons per year of ore from which we anticipate recovering about 44,000 to 48,000 ounces of gold per year, over a seven year mine life. We are following the updated feasibility study (the “2005 Study”) for the El Chanate Project prepared by M3 Engineering of Tucson, Arizona which was completed in October 2005, as further updated by an August 2006 technical report from SRK Consulting, Denver, Colorado. The original feasibility study (the “2003 Study”) was completed by M3 Engineering in August 2003. Since completion of the 2003 Study, both the price of gold and production costs have increased and equipment choices have broadened from those identified in the 2003 Study.

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

Pursuant to the 2005 Study, as updated by the 2006 Update using a $450 per ounce gold price, our estimated mine life is seven years and the ore reserve is 490,000 ounces of gold present in the ground. Of this, we anticipate recovering approximately 332,000 ounces of gold over the seven year life of the mine. The targeted cash cost (which includes mining, processing and on-property general and administrative expenses) per the 2005 Study is $259 per ounce. We believe that cash costs may decrease as the production rate increases. Total costs (which include cash costs as well as off-property costs such as property taxes, royalties, refining, transportation and insurance costs and exclude financing costs) will vary depending upon the price of gold (due to the nature of underlying payment obligations to the original owner of the property). Total costs are estimated in the 2005 Study to be $339 per ounce at a gold price of $417 per ounce (the three year average gold price as of the date of that study). We will be working on measures to attempt to reduce costs going forward. Ore reserves and production rates are based on a gold price of $450 per ounce, which is the Base Case in the 2006 Update. During 2006, the spot price for gold on the London Exchange has fluctuated between $524.75 and $725.00 per ounce. The 2005 Study contains the same mining rate as the 2003 Study of 7,500 metric tonnes per day of ore. It should be noted that, during the preliminary engineering phase of the project it was decided to design the crushing screening and ore stacking system with the capability of processing 10,000 tonnes per day of ore. This will make allowances for any possible increase in production and for operational flexibility. It was found that the major components in the feasibility study would be capable of handling the increase in tonnage. Design changes were made where necessary to accommodate the increased tonnage. The 2005 Study takes into consideration a more modern crushing system than the one contemplated in the 2003 Study. The crushing system referred to in the 2005 Study is a new system, that, we believe will provide more efficient processing capabilities than the used equipment referred to in the 2003 Study. In addition, the 2005 Study assumes a contractor will mine the ore and haul it to the crushers. In the 2003 Study, we planned to perform these functions. We have engaged a mining contractor to perform these services.

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
Materials
 Reserves
 Proven
Probable
Total Reserves
Other Mineralized Materials
Waste
Total

Contained Gold

Production
Ore Crushed

Operating Days/Year
Gold Plant Average Recovery
Average Annual Production
Total Gold Produced

11.7 Million Tonnes @ 0.811 g/t*
  8.2 Million Tonnes @ 0.705 g/t*
19.9 Million Tonnes @ 0.767 g/t*
     0 Million Tonnes
19.9 Million Tonnes
39.7 Million Tonnes

15.24 Million grams

2.6 Million Tonnes /Year
   7,500 Mt/d*

365 Days per year
67.7%
1.35 Million grams
10.31 Million grams

12.9 Million Tons @ 0.024 opt*
  9.0 Million Tons @ 0.021 opt*
21.9 Million Tons @ 0.022 opt*
     0 Million Tons
21.9 Million Tons
43.8 Million tons

489,952 Oz

2.87 Million Tons/Year
   8,267 t/d

365 Days per year
67.7%
43,414 Oz
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

Cutoff Grade Calculation
Basic Parameters
Gold Price
Gold Recovery

Operating Costs per Tonne of Ore
Royalty (4%)
Smelting & Refining
Mining *
Processing
Heap Leach Pad Development
 G&A
Total

Internal Cutoff Grade
Head Grade Cutoff (67.7% recov.)
Recovered Gold Grade Cutoff
Internal Cutoff Grade US$450/oz 67.7% $ per Tonne of Ore 0.115 0.015 0.070 1.680 0.185 0.810 2.875 Grams per Tonne 0.29 0.20	Break Even Cutoff Grade US$450/oz 67.7% $ per Tonne of Ore 0.164 0.021 1.250 1.680 0.185 0.810 4.110 Grams per Tonne 0.41 0.28

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

Process water is supplied from a well owned by MSR, one of our Mexican subsidiaries. The well’s casing has been inspected and equipped with a new pump and electrical hardware. The well is located nine kilometers from the mine and can supply water in sufficient quantity to support the mine through a new eight inch diameter steel pipeline. While there are issues about the adequacy of water supply over the entire life of the project, based on the anticipated water consumption for at least the first few years of operation, we believe that we have an allocation to meet our requirements. The capability of acquiring additional water through third party allocation purchase is available, as is the conservation of water through good operational practice. If we need to obtain additional rights, but are unable to procure them our planned operations may be adversely affected. See “Our currently permitted water rights may not be adequate for all of our total project needs over the entire course of our anticipated mining operations. If we need to obtain additional rights, but are unable to procure them our planned operations may be adversely affected” in “Risk Factors” below.

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

The mine is supported by a number of infrastructure buildings all of which have been or are being constructed. The completed buildings in use are an explosive and detonator store, a 5,000 sq. ft warehouse, the mine office and the security guardhouse and first aid centre. Buildings due for completion by the end of March 2007 are, the laboratory, lime storage building and a cyanide and carbon storage building. The refinery building is anticipated to be completed by mid-April 2007.

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

In February 2007, we commenced a 51-hole drilling campaign to determine additional proven and probable gold reserves at the El Chanate Project. 26 holes are being drilled to determine whether additional gold ounces can be added to our reserve totals. The remaining 25 holes are exploration holes. The 51 holes will total almost 7,000 meters, and are positioned to fill in gaps in the ore body and test the southern and eastern limits of the currently known ore zones. Subsequently, nine additional holes have been added to the program, bringing the new total to 60 holes.

Leadville, Colorado

We own or lease a number of claims and properties, all of which are located in California Mining District, Lake County, Colorado, Township 9 South, Range 79. During the quarter ended January 31, 2007, activity at our Leadville, Colorado properties consisted primarily of administrative expenses. Primarily as a result of our focus on El Chanate, we ceased activities in Leadville, Colorado. During the year ended July 31, 2002, we performed a review of our Leadville mine and mill improvements and determined that an impairment loss should be realized. Therefore, we significantly reduced the carrying value of certain assets relating to our Leadville, Colorado assets by $999,445. During the year ending July 31, 2004, we again performed a review of our Colorado mine and mill improvements and determined that an additional impairment loss should be recognized. Accordingly, we further reduced the net carrying value to $0, recognizing an additional loss of $300,000.

Three Months Ended January 31, 2007 compared to Three Months Ended January 31, 2006

Net Loss

Our net loss for the three months ended January 31, 2007 was approximately $1,673,000, an increase of approximately $752,000 or 82% from the three months ended January 31, 2006. The primary reason for the increase in net loss during the three months ended January 31, 2007 was 1) an increase in selling, general and administrative expenses of approximately $124,000 as compared to the same period a year ago and 2) losses of approximately $286,000 in the 2007 period due to the change in fair value of our derivative instruments, 3) an increase in stock based compensation expense of approximately $101,000 as compared to the same period a year ago, 4) an increase in interest expense of approximately $175,000 due to interest charges on outstanding balances on our Credit Facility, and 5) an increase in depreciation and amortization expense of approximately $262,000 mainly due to the amortization of deferred financing costs. These increases in loss were offset by a decrease in mine expenses of approximately $200,000 due to higher planning and engineering costs being expensed in the prior period. Net loss per share was $.01 for the three months ended January 31, 2007 and 2006, respectively.

Revenues

We generated no revenues from mining operations during the three months ended January 31, 2007 and 2006. There were de minimis non-operating revenues during the three months ended January 31, 2007 and 2006 of approximately $12,000 and $15,000, respectively. These non-operating revenues primarily represent interest income.

Mine Expenses

Mine expenses during the three months ended January 31, 2007 were $301,000, a decrease of $200,000 or 40% from the three months ended January 31, 2006. Mine expenses were lower in the 2007 versus the same period a year earlier primarily due to higher engineering and planning costs related to our El Chanate Project being expensed in the prior period.

Selling, General and Administration Expense

Selling, general and administrative expenses during the three months ended January 31, 2007 were $515,000, an increase of approximately $124,000 or 29% from the three months ended January 31, 2006. The increase in selling, general and administrative expenses resulted primarily from higher salaries and wages and higher professional fees versus the same period a year earlier.

Stocks and Warrants Issued for Services

Stocks and warrants issued for services during the three months ended January 31, 2007 were $101,000 as compared to no such costs for the same period a year earlier. This increase primarily resulted from the issuance of stock options to our independent directors, outside Canadian Counsel and certain executives.

Depreciation and Amortization

Depreciation and amortization expense during the three months ended January 31, 2007 and 2006 was approximately $273,000 and $11,000, respectively. The primary reason for the increase was due to the initiation of amortization charges on deferred financing costs resulting from the Credit Facility entered into in August 2006 with Standard Bank Plc. This accounted for approximately $262,000 of the increase in the 2007 quarter versus the same period a year ago.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the three months ended January 31, 2007 and 2006, was approximately $286,000 and $0, respectively. This was primarily due to us entering into two identically structured derivative contracts with Standard Bank in March 2006. Each derivative consisted of a series of forward sales of gold and a purchase gold cap. We agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We also agreed to a purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. While the period of the derivative contracts has commenced, we do not anticipate any material adverse effect from the fact that we have not commenced to sell gold because the price of gold is substantially above $535 per ounce. Under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), these contracts must be carried on the balance sheet at their fair value, with changes to the fair value of these contracts reflected as Other Income or Expense. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

The first derivative was entered into on March 1, 2006 for a premium of $550,000; and the second was entered into on March 30, 2006 for a premium of $250,000. The gold price rose sharply in second quarter 2006, and was the primary reason for the decrease in premium on the derivative contracts. The change in fair value during the three months ended January 31, 2007 reduced the carrying value on these derivative contracts by approximately $286,000, and was reflected as an other expense during the 2007 period. There was no such transactions entered into during the same period in 2006.

Interest expense was approximately $175,000 for the three months ended January 31, 2007 versus no such expense for the same period in 2006. This increase was mainly due to interest expense associated with outstanding balances on our draw downs from the Credit Facility entered into in August 2006 with Standard Bank Plc. related to project costs for our El Chanate Project. As of March 7, 2007, our outstanding balance on the Credit Facility was $12,000,000.

Six Months Ended January 31, 2007 compared to Six Months Ended January 31, 2006

Net Loss

Our net loss for the six months ended January 31, 2007 was approximately $2,834,000, an increase of approximately $1,100,000 or 63% from the six months ended January 31, 2006. The primary reason for the increase in loss during the six months ended January 31, 2007 was 1) an increase in selling, general and administrative expenses of approximately $467,000 as compared to the same period a year ago and 2) losses of approximately $528,000 in the 2007 period due to the change in fair value of our derivative instruments, 3) an increase in stock based compensation expense of approximately $101,000 as compared to the same period a year ago, 4) an increase in interest expense of approximately $198,000 due to interest charges on outstanding balances on our Credit Facility, and 5) an increase in depreciation and amortization expense of approximately $327,000 mainly due to the amortization of deferred financing costs. These increases in loss were offset by a decrease in mine expenses of approximately $527,000 due to higher planning and engineering costs being expensed in the prior period. Net loss per share was $.02 for the six months ended January 31, 2007 and 2006, respectively.

Revenues

We generated no revenues from mining operations during the six months ended January 31, 2007 and 2006. There were de minimis non-operating revenues during the six months ended January 31, 2007 and 2006 of approximately $34,000 and $41,000, respectively. These non-operating revenues primarily represent interest income.

Mine Expenses

Mine expenses during the six months ended January 31, 2007 were $514,000, a decrease of $527,000 or 51% from the six months ended January 31, 2006. Mine expenses were lower in the 2007 versus the same period a year earlier primarily due to higher engineering and planning costs related to our El Chanate Project being expensed in the prior period.

Selling, General and Administration Expense

Selling, general and administrative expenses during the six months ended January 31, 2007 were $1,181,000, an increase of approximately $467,000 or 65% from the six months ended January 31, 2006. The increase in selling, general and administrative expenses resulted primarily from higher salaries and wages, higher professional and consulting fees as well as an increase in insurance costs versus the same period a year earlier.

Stocks and Warrants Issued for Services

Stocks and warrants issued for services during the six months ended January 31, 2007 were $101,000 as compared to no such costs for the same period a year earlier. This increase primarily resulted from the issuance of stock options to our independent directors, outside Canadian Counsel and certain executives.

Depreciation and Amortization

Depreciation and amortization expense during the six months ended January 31, 2007 and 2006 was approximately $346,000 and $19,000, respectively. The primary reason for the increase was due to the initiation of amortization charges on deferred financing costs resulting from the Credit Facility entered into in August 2006 with Standard Bank Plc. This accounted for approximately $332,000 of the increase in the 2007 period versus the same period a year ago.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the six months ended January 31, 2007 and 2006, was approximately $528,000 and $0, respectively. This was primarily due to us entering into two identically structured derivative contracts with Standard Bank in March 2006. Each derivative consisted of a series of forward sales of gold and a purchase gold cap. We agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We also agreed to a purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. While the period of the derivative contracts has commenced, we do not anticipate any material adverse effect from the fact that we have not commenced to sell gold because the price of gold is substantially above $535 per ounce. Under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), these contracts must be carried on the balance sheet at their fair value, with changes to the fair value of these contracts reflected as Other Income or Expense. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

The first derivative was entered into on March 1, 2006 for a premium of $550,000; and the second was entered into on March 30, 2006 for a premium of $250,000. The gold price rose sharply in second quarter 2006, and was the primary reason for the decrease in premium on the derivative contracts. The change in fair value during the six months ended January 31, 2007 reduced the carrying value on these derivative contracts by approximately $528,000, and was reflected as an other expense during the 2007 period. There was no such transactions entered into during the same period in 2006.

Interest expense was approximately $198,000 for the six months ended January 31, 2007 versus no such expense for the same period in 2006. This increase was mainly due to interest expense associated with our outstanding balances on our draw downs associated with the Credit Facility entered into in August 2006 with Standard Bank Plc related to project costs for our El Chanate Project.

Loss from Changes in Foreign Exchange Rates

During the six months ended January 31, 2007, we recorded equity adjustments from foreign currency translations of approximately $ 162,000. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar.

Liquidity and Capital Resources; Plan of Operations

As of January 31, 2007, we had working capital of approximately $6,550,000. Cash provided by operating activities for the six months ended January 31, 2007 was approximately $1, 679,000, primarily due to cash collateral returned to us after our Credit Facility was executed in August 2006 with Standard Bank related to our Gold Price Protection Agreement. Cash used in investing activities for the six months ending January 31, 2007, amounted to $11,379,000, primarily from the purchase and erection of property, plant and equipment related to our El Chanate Project. Cash provided by financing activities for the six months ended January 31, 2007 amounted to $12,902,000, primarily from proceeds from our Credit Facility of $8,750,000 and approximately $4,413,000 in proceeds from the sale of common stock. Our plans over the next 12 months primarily include: 1) completing construction of the El Chanate project in Mexico, 2) completing our drilling campaign, initiated in February 2007, designed to determine if an increase in our proven and probable gold reserves is warranted, 3) commencing gold production, and 4) possible exploration and/or acquisitions in northern Mexico. We anticipate that mining operations at El Chanate will begin in late March 2007 with revenues anticipated to begin by the end of the second calendar quarter 2007. We believe, but cannot assure, that we have sufficient available funds to cover completion of the construction of the mine, the drilling campaign initiated in February 2007, operating and general and administrative expenses until revenues from gold mining operations reach positive cash flow. We also anticipate that we have sufficient funds to conduct exploration/acquisition activities.

Historically, we have not generated any material revenues from operations and have been in a precarious financial condition. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have recurring losses from operations. Our primary source of funds during the six months ended January 31, 2007 was from the sale and issuance of equity securities as well as proceeds from our Credit Facility with Standard Bank for the El Chanate Project. We anticipate that our operations and project costs through fiscal 2007 will be funded from the proceeds from our recent private placements and warrant exercises as well as our Credit Facility. The private placements of our securities and the Standard Bank Credit Facility are discussed below.

January 2007 Private Placements & Warrant Exercises

We closed two private placements in January 2007 pursuant to which we issued an aggregate of 12,561,667 units, each unit consisting of one share of our common stock and a warrant to purchase ¼ of a share of our common stock for proceeds of approximately $3,486,000, net of commissions of approximately $283,000. During the three months ended January 31, 2007, and during February 2007, we also received proceeds of approximately $928,000 and $4,242,000, respectively, from the exercising of, respectively, an aggregate of 6,142,454 and 14,140,000 warrants issued in past private placements discussed below. The Warrant issued to each purchaser in the January 2007 Private Placement is exercisable for one share of our common stock, at an exercise price equal to $0.40 per share. Each Warrant has a term of eighteen months and is fully exercisable from the date of issuance. We issued to the placement agents eighteen month warrants to purchase up to an aggregate of 942,125 shares of our common stock at an exercise price of $0.30 per share. Such placement agent warrants are valued at approximately $142,000 using the Black-Scholes option pricing method.

February 2006 Private Placements & Warrant Exercises

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

February 2005 Private Placement

In the private placement that closed in February 2005, we issued 27,200,004 units, each unit consisting of one shares of our common stock and one common stock Purchase Warrant for an aggregate gross purchase price of approximately $6,800,000 and we received approximately $6,200,000 in net proceeds. The Warrant issued to each purchaser was originally exercisable for one share of our common stock, at an exercise price equal to $0.30 per share. We temporarily lowered the exercise price of the Warrants to $0.20 per shares for the period commencing on November 28, 2005 and ending on January 31, 2006, after which time the exercise price increased back to $0.30 per share   Each Warrant had a term of two years and was fully exercisable from the date of issuance. These warrants, to the extent that they were not exercised, expired in February 2007. We issued to the placement agent two year warrants to purchase up to 2,702,000 shares of our common stock at an exercise price of $0.25 per share. Such placement agent warrants are valued at approximately $414,000 using the Black-Scholes option pricing method.

Registration of Shares

Pursuant to our agreements with the purchasers in all of the above private placements we have registered the foregoing shares and shares issuable upon the exercise of the foregoing warrants (other than those issued in the January 2007 Private Placement) for public resale. We plan on filing a registration statement to register the shares issued in the January 2007 Private Placement and the shares issuable upon exercise of the warrants issued in that placement. We also agreed to prepare and file all amendments and supplements necessary to keep the registration statements effective until the earlier of the date on which the selling stockholders may resell all the registrable shares covered by the registration statements without volume restrictions pursuant to Rule 144(k) under the Securities Act or any successor rule of similar effect and the date on which the selling stockholders have sold all the shares covered by the registration statements. If, subject to certain exceptions, sales of all shares registered from the 2005 Private Placement cannot be made pursuant to the registration statement, we will be required to pay to these selling stockholders in cash or, at our option, in shares, their pro rata share of 0.0833% of the aggregate market value of the registrable shares held by these selling stockholders for each month thereafter until sales of the registrable shares can again be made pursuant to the registration statement. In this regard, we paid $7,100 to the purchasers representing liquidated damages incurred during a period when the registration statement was not current. The registration statement was subsequently declared effective on January 30, 2006.

In addition, we agreed to have our common stock listed for trading on the Toronto Stock Exchange. If our common stock was not listed for trading on the Toronto Stock Exchange within 180 days after February 8, 2005, we were required to issue to the selling stockholders from the 2005 Private Placement an additional number of shares of our common stock that is equal to 20% of the number of shares acquired by them in the private placement. We did not timely list our shares on the Toronto Stock Exchange and, in August 2005, we issued 5,440,000 shares to these selling stockholders. We subsequently registered these 5,440,000 shares for public resale.

Project Finance Credit Facility

On August 15, 2006, we entered into a credit facility (the “Credit Facility”) involving our wholly-owned subsidiaries MSR and Oro, as borrowers, us, as guarantor, and Standard Bank plc (“Standard Bank”), as the lender and the offshore account holder. Under the Credit Facility, MSR and Oro agreed to borrow money in an aggregate principal amount of up to US$12.5 million (the “Loan”) for the purpose of constructing, developing and operating our El Chanate Project (the “Mine”). We have guaranteed the repayment of the Loan and the performance of the obligations under the Credit Facility. The Loan is scheduled to be repaid in fourteen quarterly payments with the first principal payment due after certain Mine start-up production and performance criteria are satisfied, which we believe will occur in the first calendar quarter of 2008. The Loan bears interest at LIBOR plus 4.00%, with LIBOR interest periods of 1, 2, 3 or 6 months and with interest payable at the end of the applicable interest period.

The Credit Facility contains covenants customary for a project financing loan, including but not limited to restrictions (subject to certain exceptions) on incurring additional debt, creating liens on our property, disposing of any assets, merging with other companies and making any investments. We are required to meet and maintain certain financial covenants, including (i) a debt service coverage ratio of not less than 1.2 to 1.0, (ii) a projected debt service coverage ratio of not less than 1.2 to 1.0, (iii) a loan life coverage ratio of at least 1.6 to 1.0, (iv) a project life coverage ratio of at least 2.0 to 1.0 and (v) a minimum reserve tail. We are also required to maintain a certain minimum level of unrestricted cash, and upon meeting certain Mine start-up production and performance criteria, MSR and Oro will be required to maintain a specified amount of cash as a reserve for debt repayment.

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

As part of the fee for entering into and closing the Credit Facility, we issued to Standard Bank 1,150,000 shares of our restricted common stock and a warrant for the purchase of 12,600,000 shares of our common stock at an exercise price of $0.317 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Facility. We recorded the issuance of the 1,150,000 shares of common stock and 12,600,000 warrants as deferred financing costs of approximately $351,000 and $3,314,000, respectively, as a reduction of stockholders' equity on our balance sheet. The issuance of 1,150,000 shares was recorded at the fair market value of our common stock at the closing date or $0.305 per share. The warrants were valued at approximately $3,314,000 using the Black-Scholes option pricing model and were reflected as deferred financing costs as a reduction of stockholders' equity on our balance sheet.

Previously, pursuant to the mandate and commitment letter for the facility, we issued to Standard Bank 1,000,000 shares of our restricted common stock and a warrant for the purchase of 1,000,000 shares of our common stock at an exercise price of $0.32 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Facility. We recorded the issuance of the 1,000,000 shares of common stock as deferred financing costs of approximately $270,000 as a reduction of stockholders' equity on our balance sheet as of July 31, 2006. The issuance of these shares was recorded at the fair market value of our common stock at the commitment letter date or $0.27 per share. In addition, the warrants were valued at approximately $253,000 using again the Black-Scholes option pricing model and were reflected as deferred financing costs as a reduction of stockholders' equity on our balance sheet as of July 31, 2006. We have registered for public resale the 2,150,000 shares issued to Standard Bank and the 13,600,000 shares issuable upon exercise of warrants issued to Standard Bank.

In March 2006, we entered into a gold price protection arrangement with Standard Bank to protect us against future fluctuations in the price of gold. We agreed to a series of gold forward sales and call option purchases in anticipation of entering into the Credit Facility. Under the price protection agreement, we have agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We will also purchase call options from Standard Bank on a quarterly basis during this same period covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. We paid a fee to Standard Bank in connection with the price protection agreement. In addition, we provided aggregate cash collateral of approximately $4.3 million to secure our obligations under this agreement. The cash collateral was returned to us after the Credit Facility was executed in August 2006.

Between October 11, 2006 and February 1, 2007, we drew down an aggregate of $12,000,000 from the Credit Facility with Standard Bank. We used (and continue to use) these proceeds for the development of our El Chanate Project, including the purchase and installation of equipment at the site and finalization of the site for mining operations. We also used some of these funds to repurchase of the 5% net profits interest formerly held by FG.

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

Historically, we have not generated cash flow from operations. While we believe that we have adequate funds to cover our financial requirements until such time as mining operations at the El Chanate Project generate positive cash flow, if we encounter unexpected problems and we are unable to generate positive cash flow in a timely manner, we may need to raise additional capital. We also may need to raise additional capital for property acquisition and exploration. To the extent that we need to obtain additional capital, management intends to raise such funds through the sale of our securities and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding, if needed, will be available. If we need additional capital and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities. Please see “We lack operating cash flow and, historically, have relied on external funding sources. While we anticipate revenues from mining operations at El Chanate and we believe that we have adequate funds to permit us to reach positive cash flow from such operations, if we encounter unexpected problems and we are unable to generate positive cash flow in a timely manner, we may need to raise additional capital. If additional capital is required and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities.” in “Risk Factors” below.

Environmental and Permitting Issues

Management does not expect that environmental issues will have an adverse material effect on our liquidity or earnings. In Mexico, although we must continue to comply with laws, rules and regulations concerning mining, environmental, health, zoning and historical preservation issues, we are not aware of any significant environmental concerns or existing reclamation requirements at the El Chanate concessions. We received the required Mexican government permits for construction, mining and processing the El Chanate ores in January 2004. The permits were extended in June 2005. Pursuant to the extensions, once we file a notice that work has commenced, we have one year to prepare the site and construct the mine and seven years to mine and process ores from the site. We filed the notice on June 1, 2006. We received the explosive permit from the government in August 2006. This permit, as extended, expires on December 31, 2007.

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

We do include in all our internal revenue and cost projections a certain amount for environmental and reclamation costs on an ongoing basis. This amount is determined at a fixed amount of $0.13 per metric tonne of material to be milled on a continual, ongoing basis to provide primarily for reclaiming tailing disposal sites and other reclamation requirements. At this time, there do not appear to be any environmental costs to be incurred by us beyond those already addressed above. No assurance can be given that environmental regulations will not be changed in a manner that would adversely affect our planned operations. Although, we have not yet initiated production, we have estimated the reclamation costs for the El Chanate site to be approximately $2,100,000. These costs would be accrued proportionately over the estimated mine life of seven years.

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

New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The requirements are effective for fiscal years beginning after December 15, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of our operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("FAS 155") - an amendment of FASB Statements No. 133 and 140. FAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and SFAS No. 140 ("FAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to permit fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Additionally, FAS 155 seeks to clarify which interest-only strips and principal-only strips are not subject to the requirements of FAS 133 and to clarify that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of our operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to Statement 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the our mark-to-model value. Statement 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data.

Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. Management does not believe the adoption of this standard will have a material impact in the financial condition or results of our operations.

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

Environmental Remediation Costs

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs incurred or accrued at January 31, 2007.

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

We are exposed to credit losses in the event of non-performance by counterparties to these interest rate swap agreements, but we do not expect any of the counterparties to fail to meet their obligations. To manage credit risks, we select counterparties based on credit ratings, limit our exposure to a single counterparty under defined guidelines, and monitor the market position with each counterparty as required by SFAS 133.

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

To date, we have no producing properties. As a result, we have historically operated and continue to operate at a loss. Our ultimate success will depend on our ability to generate profits from our properties. Our viability is largely dependent on the successful commercial development of our El Chanate gold mining project in Sonora, Mexico. While we anticipate that mining operations will commence in March 2007 with revenues anticipated to begin by the end of the second calendar quarter 2007, we cannot assure if or when revenues will cover cash flow or generate profits.

We lack operating cash flow and, historically, have relied on external funding sources. While we anticipate revenues from mining operations at El Chanate and we believe that we have adequate funds to permit us to reach positive cash flow from such operations, if we encounter unexpected problems and we are unable to generate positive cash flow in a timely manner, we may need to raise additional capital. If additional capital is required and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities.

Historically, we have not generated cash flow from operations. We believe that we have adequate funds to cover our financial requirements until such time as mining operations at the El Chanate Project generate positive cash flow. In this regard, between December 2006 and February 2007, we received gross proceeds of approximately $8,939,000 from a private placement and from warrant exercises. However, if we encounter unexpected problems and we are unable to generate positive cash flow in a timely manner, we may need to raise additional capital. We also may need to raise additional capital for property acquisition and new exploration. To the extent that we need to obtain additional capital, management intends to raise such funds through the sale of our securities and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding, if needed, will be available. If we need additional capital and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the year ended July 31, 2006 included in our annual report on form 10-KSB for the fiscal year then ended have been prepared on the basis of accounting principles applicable to a going concern. Our auditors’ report on the consolidated financial statements contained therein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our July 31, 2006 and January 31, 2007 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared. See, “Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations.”

Our Credit Facility with Standard Bank plc imposes restrictive covenants on us.

Our Credit Facility with Standard Bank requires us, among other obligations, to meet certain financial covenants including (i) a debt service coverage ratio of not less than 1.2 to 1.0, (ii) a projected debt service coverage ratio of not less than 1.2 to 1.0, (iii) a loan life coverage ratio of at least 1.6 to 1.0, (iv) a project life coverage ratio of at least 2.0 to 1.0 and (v) a minimum reserve tail. We are also required to maintain a certain minimum level of unrestricted cash. In addition, the Credit Facility restricts, among other things, our ability to incur additional debt, create liens on our property, dispose of any assets, merge with other companies or make any investments. A failure to comply with the restrictions contained in the Credit Facility could lead to an event of default thereunder which could result in an acceleration of such indebtedness.

We will be using reconditioned and used equipment which could adversely affect our cost assumptions and our ability to economically and successfully mine the project.

We will be using reconditioned and used carbon column collection equipment to recover gold. Such equipment is subject to the risk of more frequent breakdowns and need for repair than new equipment. If the equipment that we use breaks down and needs to be repaired or replaced, we will incur additional costs and operations may be delayed resulting in lower amounts of gold recovered. In such event, our capital and operating cost assumptions may be inaccurate and our ability to economically and successfully mine the project may be hampered, resulting in decreased revenues and, possibly, a loss from operations.

As a result of the projected short mine life of seven years, if major problems develop, we will have limited time to correct these problems and we may have to cease operations earlier than planned.

Pursuant to the 2005 Study as updated by the 2006 Update, the mine life will be only approximately seven years. If major problems develop in the project, or we fail to achieve the operating efficiencies or costs projected in the feasibility study, we will have limited time to find ways to correct these problems and we may have to cease operations earlier than planned.

The gold deposit we have identified at El Chanate is relatively small and low-grade. If our estimates and assumptions are inaccurate, our results of operation and financial condition could be materially adversely affected.

The gold deposit we have identified at our El Chanate Project is relatively small and low-grade. If the estimates of ore grade or recovery rates contained in the feasibility study turn out to be higher than the actual ore grade and recovery rates, if costs are higher than expected, or if we experience problems related to the mining, processing, or recovery of gold from ore at the El Chanate Project, our results of operation and financial condition could be materially adversely affected. Moreover, it is possible that actual costs and economic returns may differ materially from our best estimates. It is not unusual in the mining industry for new mining operations to experience unexpected problems during the start-up phase and to require more capital than anticipated. There can be no assurance that our operations at El Chanate will be profitable.

Our currently permitted water rights may not be adequate for all of our total project needs over the entire course of our anticipated mining operations. If we need to obtain additional rights, but are unable to procure them our planned operations may be adversely affected.

The 2005 feasibility study indicates our average life of mine water requirements, for ore processing only, will be about 94.6 million gallons per year (11.4 liters per second). The amount of water we are currently permitted to pump for our operations is approximately 71.3 million gallons per year (8.6 liters per second). Our currently permitted water rights may not be adequate for all of our total project needs over the entire course of our anticipated mining operations. We are looking into ways to rectify this issue and anticipate, but cannot assure, that additional water may be acquired by purchasing a third party’s allocation and/or water conservation through good operational practice. If we need to obtain additional rights, but are unable to procure them our planned operations may be adversely affected.

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

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold. Gold prices fluctuate on a daily basis. During 2006, the spot price for gold on the London Exchange fluctuated between $524.75 and $725.00 per ounce. Gold prices are affected by numerous factors beyond our control, including:

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

We have entered into metals trading transactions to hedge against fluctuations in gold prices, using call option purchases and forward sales, and have entered into various interest rate swap agreements. The terms of our Credit Facility with Standard Bank require that we utilize various price hedging techniques to hedge a portion of the gold we plan to produce at the El Chanate Project and hedge at least 50% of our outstanding loan balance. There can be no assurance that we will be able to successfully hedge against gold price and interest rate fluctuations.

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

We face risks normally associated with any conduct of business in a foreign country with respect to our El Chanate Project in Sonora, Mexico, including various levels of political and economic risk. The occurrence of one or more of these events could have a material adverse impact on our efforts or operations which, in turn, could have a material adverse impact on our cash flows, earnings, results of operations and financial condition. These risks include the following:

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

Changes in regulatory policy could adversely affect our exploration and future production activities.

Any changes in government policy may result in changes to laws affecting:

•	ownership of assets,

•	land tenure,

•	mining policies,

•	monetary policies,

•	taxation,

•	rates of exchange,

•	environmental regulations,

•	labor relations,

•	repatriation of income and/or

•	return of capital.

Any such changes may affect our ability to undertake exploration and development activities in respect of future properties in the manner currently contemplated, as well as our ability to continue to explore, develop and operate those properties in which we have an interest or in respect of which we have obtained exploration and development rights to date. The possibility, particularly in Mexico, that future governments may adopt substantially different policies, which might extend to expropriation of assets, cannot be ruled out.

Compliance with environmental regulations could adversely affect our exploration and future production activities.

With respect to environmental regulation, future environmental legislation could require:

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

We have insurance against losses or liabilities that could arise from our operations with the exception of our processing plant which is currently under construction. We will obtain this insurance when required. If we incur material losses or liabilities in excess of our insurance coverage, our financial position could be materially and adversely affected.

We anticipate that we will be commencing mining operations shortly. When we commence mining operations, such operations will involve a number of risks and hazards, including:

•	environmental hazards,

•	industrial accidents,

•	metallurgical and other processing,

•	acts of God, and/or

•	mechanical equipment and facility performance problems.

Such risks could result in:

•	damage to, or destruction of, mineral properties or production facilities,

•	personal injury or death,

•	environmental damage,

•	delays in mining,

•	monetary losses and /or

•	possible legal liability.

Industrial accidents could have a material adverse effect on our future business and operations. We currently maintain general liability, auto and property insurance coverage. While we do not have insurance coverage on our processing plant, we anticipate obtaining such coverage when this plant is fully constructed and commissioned. We cannot be certain that the insurance we have (and will have) in place will cover all of the risks associated with mining or that we will be able to maintain insurance to cover these risks at economically feasible premiums. We also might become subject to liability for pollution or other hazards which we cannot insure against or which we may elect not to insure against because of premium costs or other reasons. Losses from such events may have a material adverse effect on our financial position.

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

We are dependent on the efforts of certain key personnel and we may need to retain additional personnel and/or contractors to develop our El Chanate Project. If we lose the services of these personnel or we are unable to retain additional personnel and/or contractors, our ability to complete development and operate our El Chanate Project may be delayed and our planned operations may be materially adverse affected.

We are dependent on a relatively small number of key personnel, including but not limited to John Brownlie, Chief Operating Officer, who oversees the El Chanate Project, the loss of any one of whom could have an adverse effect on us. In addition, while certain of our officers and directors have experience in the exploration and operation of gold producing properties, we may need to retain additional personnel and/or contractors to develop and operate our El Chanate Project. Certain of these personnel and consultants, including Mr. Brownlie, have already been engaged. There can be no guarantee that any additional needed personnel or contractors will be available to carry out necessary activities on our behalf or be available upon commercially acceptable terms. If we lose the services of our key personnel or we are unable to retain additional needed personnel and/or contractors, our ability to operate our El Chanate Project may be delayed and our planned operations may be materially adversely affected.

There are uncertainties as to title matters in the mining industry. We believe that we have good title to our properties; however, any defects in such title that cause us to lose our rights in mineral properties could jeopardize our planned business operations.

We have investigated our rights to explore, exploit and develop our concessions in manners consistent with industry practice and, to the best of our knowledge, those rights are in good standing. However, we cannot assure that the title to or our rights of ownership in the El Chanate concessions will not be challenged or impugned by third parties or governmental agencies. In addition, there can be no assurance that the concessions in which we have an interest are not subject to prior unregistered agreements, transfers or claims and title may be affected by undetected defects. Any such defects could have a material adverse effect on us.

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

As of March 14, 2006, approximately 68,630,292 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. We have registered more than half of these shares for public resale. In addition, we have registered 19,524,000 shares of common stock issuable upon the exercise of outstanding warrants and options. We also have agreed to register the shares issued in the January 2007 Private Placements and the shares issuable upon exercise of warrants issued pursuant to these placements. All of the foregoing shares, assuming exercise of all of the above options and warrants, would represent in excess of 50% of the then outstanding shares of our common stock. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants or options is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise prices of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock.  We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed in our quarterly report on form 10-QSB for the quarter ended October 31, 2006, we issued 275,000 shares of our common stock upon the exercise of outstanding options at an exercise price of $.05 per share for proceeds of $13,750, including 25,000 options exercised by J. Scott Hazlitt, our V.P. Mine Development. In addition, on December 13, 2006, we issued two year options to purchase our common stock at an exercise price of $0.36 per share to John Brownlie and Christopher Chipman and our Canadian counsel. These options are for the purchase of 250,000 shares, 100,000 shares and 100,000 shares, respectively.

As previously disclosed in our current report on form 8-K filed with the SEC on December 5, 2006, and on November 30, 2006, our board of directors granted 100,000 common stock options to each of John Postle, Ian A. Shaw and Mark T. Nesbitt, our independent directors. The options are to purchase shares of our common stock at an exercise price of $0.33 per share (the closing price of our common stock on that date) for a period of two years.

As previously disclosed in our current report on form 8-K filed with the SEC on January 29, 2007, between January 23, 2006 and January 29, 2007, we issued an aggregate of 12,561,667 shares of our Common Stock and warrants to purchase an aggregate of up to 3,140,417 shares of our Common Stock in a private placement to nine investors. The aggregate offering price was approximately $3,769,000. Broadband Capital Management LLC acted as placement agent for the shares sold in the United States and Paul Ensor acted as the placement agent for the sales sold outside of the United States. We paid a 7.5% cash fee to the placement agents and issued to the placement agents warrants to purchase up to 942,125 shares of our Common Stock in the aggregate. The Warrant issued to each purchaser is exercisable for one share of our Common Stock, at an exercise price equal to $0.40 per share. Each Warrant has a term of eighteen months and is fully exercisable from the date of issuance. We have agreed to file with the Securities and Exchange Commission a registration statement covering resales of the foregoing shares and shares issuable upon the exercise of the foregoing Warrants.

As previously disclosed in our current report on Form 8-K filed with the SEC on February 9, 2007, between December 27, 2006 and February 8, 2007, we issued an aggregate of 16,662,000 shares of our Common Stock pursuant to the exercise of two year warrants issued in February 2005 and 2006 for aggregate gross proceeds of approximately $4,864,000. The balance of the warrants issued on February 8, 2005 expired on February 8, 2007.

In addition, on February 12, 2007, we issued 500,000 shares of our common stock upon the exercise of outstanding warrants at an exercise price of $0.30 per share for proceeds of $150,000.

All of the foregoing securities were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4   Submission of Matters to a Vote of Security Holders.

As noted in our Current Report on Form 8-K filed with the SEC on February 26, 2007, at our Annual Meeting of Stockholders on February 21, 2007, stockholders approved the following:

1. The following eight persons as directors:

Nominees	Votes in Favor of Nominee	Votes Withheld for Nominee

Gifford A. Dieterle	86,592,223	288,130
Jack V. Everett	84,246,082	2,634,271
Roger A. Newel	86,623,059	257,294
Jeffrey W. Pritchard	86,637,559	242,794
Robert Roningen	84,058,271	2,822,082
Ian A. Shaw	86,269,310	611,043
John Postle	86,668,809	211,544
Mark T. Nesbitt	86,645,309	235,044

2. Ratification of the selection of Wolinetz, Lafazan & Company, P.C., as our independent auditors for the year ending July 31, 2007:

For: 86,570,147    Against: 121,156    Abstain:189,000    Broker Non-Votes: 0

3. Amendment of our Certificate of Incorporation to increase the authorized number of shares of common stock from 200,000,000 shares to 250,000,000 shares:

For: 82,251,675    Against: 4,171,573    Abstain: 457,105    Broker Non-Votes: 0

4. Ratification of the Capital Gold Corporation 2006 Equity Incentive Plan:

For: 57,301,038    Against: 1,644,129    Abstain: 1,582,360    Broker Non-Votes: 26,352,826

5. Ratification and approval of the issuance of certain outstanding options that require stockholder approval pursuant to the rules of the Toronto Stock Exchange:

For: 57,767,553    Against: 1,443,285    Abstain: 1,316,689    Broker Non-Votes: 26,352,826

The proposal to amend our certificate of incorporation to authorize 1,000,000 shares of preferred stock did not pass. It received the following votes:

For: 39,669,664    Against: 19,124,679    Abstain: 1,733,134    Broker Non-Votes: 26,352,826

Total shares voted at the meeting: 86,880,353 out of 134,085,854 eligible to vote.

Item 5.  Other Information.

In March 2007, our subsidiary, Minera Santa Rita S. de R.L. de C.V., entered into a supply agreement for the purchase of sodium cyanide solid, one of the primary chemicals required for the heap leaching process at the El Chanate project.

Item 6.  Exhibits.

3.1	Amendments to Certificate of Incorporation of Company.

10.1	Sodium Cyanide purchase agreement.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CAPITAL GOLD CORPORATION
Registrant

By:	/s/ G ifford A. Dieterle
Gifford A. Dieterle
President/Treasurer

Date: March 16, 2007