Form 10QSB
period 2007-04-30
CAPITAL GOLD CORP
filed 2007-06-14
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 0-13078

    CAPITAL GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

DELAWARE	13-3180530
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

76 Beaver Street, 26TH floor, New York, NY 10005
(Address of principal executive offices)

Issuer's telephone number: (212) 344-2785

____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at June 13, 2007
Common Stock, par value $.0001 per share	167,942,964

Transitional Small Business Format (check one);   Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three and nine months ended April 30, 2007.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2006.

The results reflected for the three and nine months ended April 30, 2007 are not necessarily indicative of the results for the entire fiscal year.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

April 30,
ASSETS	2007
Current Assets:
Cash and Cash Equivalents	$7,545,184
Loans Receivable - Affiliate (Note 12 and 16)	46,245
Prepaid Assets	328,548
Marketable Securities (Note 3)	80,000
Stockpiles and Ore on Leach Pads (Note 5)	473,584
Inventories (Note 4)	100,941
Deposits (Note 6)	860,047
Other Current Assets (Note 7)	1,284,117
Total Current Assets	10,718,666

Mining Concessions (Note 11)	70,104
Property & Equipment - net (Note 8)	15,749,270
Intangible Assets - net (Note 9)	580,267

Other Assets:
Other Investments (Note 13)	28,052
Deferred Financing Costs (Note 18)	620,756
Mining Reclamation Bonds (Note 10)	35,550
Other	42,286
Security Deposits	9,599
Total Other Assets	736,243
Total Assets	$27,854,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$239,081
Accrued Expenses	600,669
Derivative Contracts (Note 21)	520,416
Total Current Liabilities	1,360,166

Reclamation and Remediation Liabilities (Note 14)	1,227,776
Note Payable (Note 18)	12,000,000
Total Long-term Liabilities	13,227,776

Commitments and Contingencies
Stockholders’ Equity:
Common Stock, Par Value $.0001 Per Share;
Authorized 250,000,000 shares; Issued and
Outstanding 166,308,511 Shares	16,631
Additional Paid-In Capital	53,522,638
Deficit Accumulated in the Development Stage	(36,872,071)
Deferred Financing Costs (Note 18)	(3,670,710)
Deferred Compensation	(52,500)
Accumulated Other Comprehensive Loss (Note 15)	322,620
Total Stockholders’ Equity	13,266,608
Total Liabilities and Stockholders’ Equity	$27,854,550

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

			For the Period
	For The Three Months Ended		September 17, 1982
	April 30,		(Inception)
			To
	2007	2006	April 30, 2007
Revenues	$-	$-	$-
Costs and Expenses:
Mine Expenses	229,656	487,271	10,348,047
Write-Down of Mining, Milling and Other Property and Equipment	-	-	1,299,445
Selling, General and Administrative Expenses	970,200	662,803	14,149,822
Stocks and Warrants issued for Services	51,884	6,586	9,652,331
Exploration	581,395	-	581,395
Depreciation and Amortization	285,745	7,663	1,045,923
Total Costs and Expenses	2,118,880	1,164,322	37,076,963
Loss from Operations	(2,118,880)	(1,164,322)	(37,076,963)

Other Income (Expense):
Interest Income	64,125	44,616	1,077,532
Interest Expense	(275,499)	-	(473,334)
Miscellaneous	-	-	36,199
Loss on Sale of Property and Equipment	-	-	(155,713)
Gain on Sale of Subsidiary	-	-	1,907,903
Option Payment	-	-	70,688
Loss on change in fair value of derivative	(319,061)	(362,210)	(1,428,992)
Loss on Write-Off of Investment	-	-	(10,000)
Loss on Joint Venture	-	-	(901,700)
Loss on Option	-	-	(50,000)
Gain (Loss) on Other Investments	-	-	(3,697)
Loss on Write -Off of Minority Interest	-	-	(150,382)
Total Other Income (Expense)	(530,434)	(317,594)	(81,495)

Loss Before Minority Interest	(2,649,315)	(1,481,916)	(37,158,459)
Minority Interest	-		286,388

Net Loss	$(2,649,315)	$(1,481,916)	$(36,872,071)

Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding	164,581,950	124,884,443

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

			For the Period
	For The Nine Months Ended		September 17, 1982
	April 30,		(Inception)
			To
	2007	2006	April 30, 2007
Revenues	$-	$-	$-
Costs and Expenses:
Mine Expenses	743,334	1,528,653	10,348,047
Write-Down of Mining, Milling and Other Property and Equipment	-	-	1,299,445
Selling, General and Administrative Expenses	2,151,362	1,377,104	14,149,822
Stocks and Warrants issued for Services	153,093	6,585	9,652,331
Exploration	581,395	-	581,395
Depreciation and Amortization	631,797	27,000	1,045,923
Total Costs and Expenses	4,260,981	2,939,342	37,076,963

Loss from Operations	(4,260,981)	(2,939,342)	(37,076,963)

Other Income (Expense):
Interest Income	97,815	85,396	1,077,532
Interest Expense	(473,334)	-	(473,334)
Miscellaneous	-	-	36,199
Loss on Sale of Property and Equipment	-	-	(155,713)
Gain on Sale of Subsidiary	-	-	1,907,903
Option Payment	-	-	70,688
Loss on change in fair value of derivative	(847,068)	(362,210)	(1,428,992)
Loss on Write-Off of Investment	-	-	(10,000)
Loss on Joint Venture	-	-	(901,700)
Loss on Option	-	-	(50,000)
Gain (Loss) on Other Investments	-	-	(3,697)
Loss on Write -Off of Minority Interest	-	-	(150,382)
Total Other Income (Expense)	(1,222,586)	(276,814)	(81,495)

Loss Before Minority Interest	(5,483,568)	(3,216,156)	(37,158,459)
Minority Interest	-	-	286,388

Net Loss	$(5,483,568)	$(3,216,156)	$(36,872,071)

Net Loss Per Common Share - Basic and Diluted	$(0.04)	$(0.03)

Weighted Average Common Shares Outstanding	143,842,574	105,698,556

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED APRIL 30, 2007
(UNAUDITED)

				Deficit
	Common Stock			Accumulated	Accumulated
	Shares	Amount	Additional paid-in- capital	in the Development Stage	Other Comprehensive Income/(Loss)	Deferred Financing Costs	Deferred Compensation Costs	Total Stockholder Equity
Balance at July 31, 2006	131,635,129	13,163	40,733,825	(31,388,503)	146,493	(522,541)	(52,500)	8,929,937
Deferred Financing Costs	1,150,000	115	350,635	-	-	(350,750)	-	-
Deferred Financing Costs	-	-	3,314,449	-	-	(3,314,449)	-	-
Amortization of Deferred Finance Costs	-	-	-	-	-	517,030	-	517,030
Options and warrants issued for services	-	-	170,447	-	-	-	-	170,447
Private Placement, Net	12,561,667	1,256	3,484,606					3,485,862
Common Stock issued for services provided	679,261	68	301,182	-	-	-	-	301,250
Common Stock issued upon the exercising of options and warrants	20,282,454	2,029	5,167,494					5,169,523
Unrealized loss on marketable securities	-	-	-	-	(10,000)	-	-	(10,000)
Change in fair value on interest rate swaps	-	-	-	-	(76,138)	-	-	(76,138)
Equity adjustment from foreign currency translation	-	-	-	-	262,265	-	-	262,265
Net loss for the nine months ended April 30, 2007	-	-	-	(5,483,568)	-		-	(5,483,568)
Balance - April 30, 2007	166,308,511	$16,631	$53,522,638	$(36,872,071)	$322,620	$(3,670,710)	$(52,500)	$13,266,608

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended		For The Period September 17, 1982
	April 30,		(Inception) To
	2007	2006	April 30, 2007
Cash Flow From Operating Activities:
Net Loss	$(5,483,568)	$(3,216,156)	$(36,872,071)
Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	631,797	27,000	1,054,493
Gain on Sale of Subsidiary	-	-	(1,907,903)
Minority Interest in Net Loss of Subsidiary	-	-	(286,388)
Write-Down of Impaired Mining, Milling and Other	-
Property and Equipment	-	-	1,299,445
Loss on Sale of Property and Equipment	-	-	155,713
Loss on change in fair value of derivative	662,354	362,210	1,244,278
Loss on Write-Off of Investment	-	-	10,000
Loss on Joint Venture	-	-	901,700
Loss on Write-Off of Minority Interest	-	-	150,382
Value of Common Stock and Warrants Issued for Services	471,697	6,585	13,057,312
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	(288,474)	(12,734)	(309,556)
(Increase) Decrease in Inventory	(446,184)	-	(446,184)
(Increase) Decrease in Other Current Assets	3,365,966	(5,104,501)	(1,899,873)
(Increase) in Other Deposits	(610,047)	(286,000)	(878,047)
Increase (Decrease) in Other Assets	768	755	(41,900)
(Increase) in Security Deposits	-	-	(9,605)
Increase (Decrease) in Accounts Payable	(19,891)	133,859	322,293
Increase in Redemption Obligation	1,227,776	-	1,227,776
Increase (Decrease) in Accrued Expenses	243,998	(46,317)	380,927
Net Cash Provided by (Used in) Operating Activities	(243,808)	(8,042,665)	(22,847,208)
Cash Flow From Investing Activities:
(Increase) in Other Investments	(6,572)	(260)	(28,312)
Purchase of Mining, Milling and Other Property and Equipment	(15,031,813)	(238,541)	(18,223,095)
Purchase of Concessions	-	-	(25,324)
Investment in Intangibles	(570,000)	-	(588,620)
Proceeds on Sale of Mining, Milling and Other Property and Equipment	-	-	275,638
Proceeds From Sale of Subsidiary	-	-	2,131,616
Expenses of Sale of Subsidiary	-	-	(101,159)
Advance Payments - Joint Venture	-	-	98,922
Investment in Joint Venture	-	-	(101,700)
Investment in Privately Held Company	-	-	(10,000)
Net Assets of Business Acquired (Net of Cash)
Investment in Marketable Securities	-	-	(50,000)

The accompanying notes are an integral part of the financial statements.

			For The Period
	For The Nine Months Ended		September 17, 1982
	April 30,		(Inception)
			To
	2007	2006	April 30, 2007

Net Cash Used in Investing Activities	(15,608,385)	(238,801)	(16,664,164)

Cash Flow From Financing Activities:
Advances to Affiliate	(4,500)	(8,076)	(49,822)
Proceeds from Borrowing on Credit Facility	12,000,000		12,000,000
Proceeds of Borrowings - Officers	-	-	18,673
Repayment of Loans Payable - Officers	-	-	(18,673)
Proceeds of Note Payable	-	-	11,218
Payments of Note Payable	-	-	(11,218)
Proceeds From Issuance of Common Stock, net	8,655,385	8,088,920	35,506,229
Commissions on Sale of Common Stock	-	-	(5,250)
Deferred Finance Costs	(257,271)	(140,000)	(708,048)
Expenses of Initial Public Offering	-	-	(408,763)
Capital Contributions - Joint Venture Subsidiary	-	-	304,564
Purchase of Certificate of Deposit - Restricted	-	-	(5,000)
Purchase of Mining Reclamation Bonds	-	-	(30,550)
Net Cash Provided By (Used In) Financing Activities	20,393,614	(7,940,844)	46,603,360
Effect of Exchange Rate Changes	262,265	(40,776)	453,196

Increase (Decrease) In Cash and Cash Equivalents	4,803,686	(381,398)	7,545,184
Cash and Cash Equivalents - Beginning	2,741,498	4,281,548	-
Cash and Cash Equivalents - Ending	$7,545,184	$3,900,150	$7,545,184

Supplemental Cash Flow Information:
Cash Paid For Interest	$685,735	$-	$685,735
Cash Paid For Income Taxes	$20,575	$7,731	$66,549
Non-Cash Financing Activities:
Issuances of Common Stock as Commissions on Sales of Common Stock	$-	$-	$440,495
Issuance of common stock and warrants as payment of financing costs	$3,665,199	$270,000	$4,187,740
Change in Fair Value of Derivative Instrument	$76,138	$-	$76,138
Issuance of Common Stock and Options/warrants as Payment for Expenses	$-	$-	$192,647
Issuance of Common Stock as Payment for Mining, Milling and Other Property and Equipment	$-	$-	$4,500
Exercise of Options as Payment of Accounts Payable	$-	$-	$36,000

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

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

NOTE 2 - Equity Based Compensation

In connection with offers of employment to the Company’s executives as well as in consideration for agreements with certain consultants, the Company issues options and warrants to acquire its common stock. Employee and non-employee awards are made at the discretion of the Board of Directors.

Such options and warrants may be exercisable at varying exercise prices currently ranging from $0.22 to $0.41 per share of common stock with certain of these grants becoming exercisable immediately upon grant subject to stockholder approval. Certain grants vest for a period of five months to two years (generally concurrent with service periods for grants to employees/consultants - See Note 20 - Employee and Consulting Agreements). Certain grants contain a provision whereby they become immediately exercisable upon a change of control.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant-date fair values of stock options and warrants granted during the nine months ended April 30, 2007 and 2006, were $0.32 and $0.36, respectively. The fair values of the options and warrants granted were estimated based on the following weighted average assumptions:

	Nine Months ended April 30,
	2007	2006
Expected volatility	82%	121%
Risk-free interest rate	6.24%	5.75%
Expected dividend yield	-	-
Expected life	4.2 years	1.05 years

Stock option and warrant activity for employees during the nine months ended April 30, 2007 is as follows:

	Number of Options	Weighted Average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Outstanding at July 31, 2005	4,711,363	$.30	0.30	$1,277,977
Options granted	4,611,363.13		-	-
Options exercised	(590,909)	.05	-	-
Options expired	(3,161,363)	.05	-	-
Warrants and options outstanding at July 31, 2006	5,570,454	$.16	1.17	$702,250
Options granted	550,000	$.34	-	-
Options exercised	(3,570,909)	$.08	-	-
Options expired	(549,545)	$.22	-	-
Warrants and options outstanding at April 30, 2007	2,000,000	$.33	1.39	$167,000
Warrants and options exercisable at April 30, 2007	2,000,000	$.33	1.39	$167,000

Unvested stock option and warrant balances for employees at April 30, 2007 are as follows:

			Weighted
		Weighted	average
		Average	remaining
	Number of Options	Exercise price	contracted term (years)	Aggregate Intrinsic value
Outstanding at August 1, 2006	-	-	-	$-
Options granted	150,000	$.32	1.83	16,500
Unvested Options outstanding at April 30, 2007	150,000	$.32	1.17	$13,500

Stock option and warrant activity for non-employees during the nine months ended April 30, 2007 is as follows:

			Weighted
		Weighted	average
		Average	remaining
	Number of Options	Exercise price	contracted term (years)	Aggregate Intrinsic value
Outstanding at July 31, 2005	31,902,004	$.30	1.13	$3,430,120
Options granted	6,844,000.28		-	-
Options exercised	(12,835,004)	.29	-	-
Options expired	(350,000)	.10	-	-
Warrants and options outstanding at July 31, 2006	25,561,000	$.29	1.33	$1,939,530
Options granted	16,982,542	$.33	-	-
Options exercised	(17,846,000)	.29	-	-
Options expired	_(1,375,000)	.31	-	-
Warrants and options outstanding at April 30, 2007	23,322,542	$.32	1.72	$1,988,238
Warrants and options exercisable at April 30, 2007	23,322,542	$.32	1.72	$1,988,238

The impact on the Company’s results of operations of recording equity based compensation for the nine months ended April 30, 2007, for employees and non-employees was approximately $427,000 and reduced earnings per share by $0.00 per basic and diluted share.

As of April 30, 2007, there was $52,500 of unrecognized equity based compensation cost related to options granted to one executive.

NOTE 3 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

April 30, 2007
Marketable equity securities, at cost	$50,000
Marketable equity securities, at fair value	$80,000

(See Notes 12 & 16)

NOTE 4 - Inventories

April 30, 2007
In-process	$-
Concentrate	-
Precious metals	-
Materials, supplies and other	100,941
$100,941

NOTE 5 - Stockpiles and Leach Pads

April 30, 2007
Current:
Stockpiles & Ore on leach pads	$473,584

$473,584

Costs that are incurred in or benefit the productive process are accumulated as stockpiles, ore on leach pads and inventories. Stockpiles, Ore on leach pads and inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, ore on leach pads and inventories, resulting from net realizable value impairments, will be reported as a component of Costs applicable to sales. The current portion of stockpiles, ore on leach pads and inventories is determined based on the expected amounts to be processed within the next 12 months. Stockpiles, ore on leach pads and inventories not expected to be processed within the next 12 months will be classified as long-term.

NOTE 6 - Deposits

Deposits are classified as current assets and represent payments made on mining equipment for the Company’s El Chanate Project in Sonora, Mexico. Deposits are summarized as follows:

April 30, 2007
Advance payment on Mining Contract to Sinergia (Note 14)	$832,595
Other	27,452
Total Deposits	$860,047

NOTE 7 - Other Current Assets

Other current assets consist of the following:

April 30, 2007
Value added tax to be refunded	$1,045,102
Asset held for resale	166,232
Other	72,784
Total Other Current Assets	$1,284,117

NOTE 8 - Property and Equipment

Property and Equipment consist of the following at April 30, 2007:

Process equipment and facilities	$12,593,830
Construction in progress	1,826,925
Asset retirement obligation	1,218,314
Mineral properties	141,242
Computer and office equipment	131,500
Improvements	15,797
Furniture	14,162

Total	15,941,770

Less: accumulated depreciation	(192,500)

Property and equipment, net	$15,749,270

The Company had open purchase orders on material and equipment regarding its El Chanate Project amounting to approximately $745,000 as of April 30, 2007.

Depreciation expense for the nine months ended April 30, 2007 and 2006 was $130,645 and $23,902, respectively.

NOTE 9 - Intangible Assets

Intangible assets consist of the following as of April 30, 2007:

Repurchase of Net Profits Interest from FG	$500,000
Mobilization Payment to Mineral Contractor	70,000
Investment in Right of Way	18,000
Less: accumulated amortization of Right of Way and Mobilization Payments	(7,733)

Intangible assets, net	$580,267

On September 13, 2006, the Company repurchased the 5% net profits interest formerly held by Grupo Minera FG (“FG”), and subsequently acquired by Daniel Gutierrez Cibrian, with respect to the operations at the El Chanate mine. That net profits interest had originally been granted to FG in connection with the April 2004 termination of the joint venture agreement between FG and Minera Santa Rita S. de R.L. de C.V. (“MSR”), the Company’s wholly owned Mexican subsidiary. FG also received a right of first refusal to carry out the works and render construction services required to effectuate the El Chanate Project. This right of first refusal is not applicable where a funding source for the project determines that others should render such works or services. FG has assigned or otherwise transferred to MSR all permits, licenses, consents and authorizations (collectively, “authorizations”) for which FG had obtained in its name in connection with the development of the El Chanate Project to the extent that the authorizations are assignable. To the extent that the authorizations are not assignable or otherwise transferable, FG has given its consent for the authorizations to be cancelled so that they can be re-issued or re-granted in MSR’s name. The foregoing has been completed. The purchase price for the buyback of the net profits interest was $500,000, and was structured as part of the project costs financed by the recently completed loan agreement with Standard Bank, Plc. (See Note 18). Mr. Gutierrez retained a 1% net profits interest in MSR, payable only after a total $US 20 million in net profits has been generated from operations at El Chanate. The Company recorded this transaction on its balance sheet as an intangible asset under guidance provided by FAS 142 - Goodwill and Other Intangible Assets to be amortized over the period of which the asset is expected to contribute directly or indirectly to the Company’s cash flow. On March 23, 2007, The Company reacquired the remaining 1% net profits interest (see Note 19).

Amortization expense for the nine months ending April 30, 2007 and 2006 was $3,533 and $3,098, respectively.

NOTE 10 - Mining Reclamation Bonds

These represent certificates of deposit that have been deposited as security for Mining Reclamation Bonds in Colorado. They bear interest at rates varying from 4.35% to 5.01% annually and mature at various dates through 2010.

NOTE 11 - Mining Concessions

Mining concessions consists of the following:

El Charro	$25,324
El Chanate	44,780
Total	$70,104

The El Chanate concessions are carried at historical cost and were acquired in connection with the purchase of the stock of Minera Chanate (see Note 1).

MSR acquired an additional mining concession - El Charro. El Charro lies within the current El Chanate property boundaries. MSR is required to pay 1 1/2% net smelter royalty in connection with the El Charro concession.

NOTE 12 - Loans Receivable - Affiliate

Loans receivable - affiliate consist of expense reimbursements due from a publicly-owned corporation in which the Company has an investment. The Company's president and chairman of the board of directors is an officer and director of that corporation. These loans are non-interest bearing and due on demand (see Note 3 & 16).

NOTE 13 - Other Investments

Other investments are carried at cost and consist of tax liens purchased on properties located in Lake County, Colorado.

NOTE 14 - Reclamations and Remediation Liabilities (Asset Retirement Obligations)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site. As of April 30, 2007, approximately $1,228,000 was accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

The following is a reconciliation of the liability for long-term asset retirement obligations:

	2007	2006
Balance at beginning of period	$-	$-
Additions, changes in estimates and other	1,218,314	-
Liabilities settled	-	-
Accretion expense	9,642	-
Balance - April 30, 2007	$1,227,777	$-

NOTE 15 - Other Comprehensive Income (Loss)-Supplemental Non-Cash Investing Activities

Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and unrealized gains and losses on marketable securities and is summarized as follows:

Balance - July 31, 2005	$157,714

Equity Adjustments from Foreign Currency Translation	48,779
Unrealized Gains (loss) on Marketable Securities	(60,000)

Balance - July 31, 2006	146,493

Change in fair value of derivative instrument	(76,138)
Equity Adjustments from Foreign Currency Translation	262,265
Unrealized Gains (loss) on Marketable Securities	(10,000)
Balance - April 30, 2007	$322,620

NOTE 16 - Related Party Transactions

In August 2002, the Company purchased marketable equity securities of a related company. The Company recorded approximately $6,750 and $8,100 in expense reimbursements including office rent from this entity for the nine months ended April 30, 2007 and 2006, respectively (see Notes 3 and 12).

The Company utilizes a Mexican Corporation 100% owned by two officers/Directors and stockholders of the Company for mining support services. These services include but are not limited to the payment of mining salaries and related costs. The Mexican Corporation bills the Company for these services at cost. Mining expenses charged by the Mexican Corporation and eliminated upon consolidation amounted to approximately $240,000 and $85,000 for the nine months ended April 30, 2007 and 2006, respectively.

During the nine months ended April 30, 2007 and 2006, the Company paid its V.P. Development and Director $0 and $38,500, respectively, for professional geologist and management services rendered to the Company. This individual also earned wages of $90,000 and $20,000 during the nine months ended April 30, 2007 and 2006 respectively. During the nine months ended April 30, 2007 and 2006, the Company paid its V.P. Exploration and Director consulting fees of $0 and $58,500, respectively. In addition, this individual earned wages of $90,000 during the nine months ended April 30, 2007. During the nine months ended April 30, 2007 and 2006, we paid a director legal and consulting fees of $18,000 and $0, respectively.

The Company’s V.P. Development and Director has, since 1995, been a senior consultant in the Minerals Advisory Group LLC, Tucson, Arizona, an entity that provided $3,000 of services to the Company for the nine months ended April 30, 2007.

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

On February 5, 2007, Dave Loder, the General Manager of the Company’s El Chanate Project, resigned for personal reasons unrelated to his employment with the Company. The Company has engaged, on a temporary basis, an experienced replacement and is actively looking for a permanent replacement. The Company does not believe, that Mr. Loder’s departure will have a material adverse affect on its business.

On February 7, 2007, Robert Roningen resigned as the Company’s Secretary and, on February 9, 2007, John Brownlie, the Company’s Vice President of Operations, was appointed Chief Operating Officer and Jeffrey W. Pritchard, the Company’s Vice President of Investor Relations, was appointed Secretary. Mr. Brownlie’s appointment as the Company’s Chief Operating Officer did not result in any changes to his compensation arrangement under his employment agreement with the Company.

NOTE 17 - Stockholders' Equity

Common Stock

At various stages in the Company’s development, shares of the Company’s common stock have been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of the services provided or property received.

The Company issued 1,150,000 shares of common stock and 12,600,000 common stock purchase warrants to Standard Bank as part of a commitment fee to entering into the credit facility on August 15, 2006, with its wholly-owned subsidiaries MSR and Oro. The Company recorded the issuance of the 1,150,000 shares of common stock and 12,600,000 warrants as deferred financing costs of approximately $351,000 and $3,314,000, respectively, as a reduction of stockholders' equity on the Company's balance sheet. The issuance of 1,150,000 shares was recorded at the fair market value of the Company's common stock at the closing date or $0.305 per share. The warrants were valued at approximately $3,314,000 using the Black-Scholes option pricing model and were reflected as deferred financing costs as a reduction of stockholders' equity on the Company’s balance sheet (See Note 18). The balance of deferred financing costs, net of amortization, as of April 30, 2007, as a reduction of stockholders' equity, was approximately $3,670,710. Amortization expense for the nine months ended April 30, 2007, was $517,031.

The Company closed two private placements in January 2007 pursuant to which it issued an aggregate of 12,561,667 units, each unit consisting of one share of its common stock and a warrant to purchase ¼ of a share of its common stock for proceeds of approximately $3,486,000, net of commissions of approximately $283,000. The Company also received proceeds of approximately $5,170,000 during the quarterly period ended April 30, 2007, from the exercising of an aggregate of 20,282,454 of warrants issued in past private placements. The Warrant issued to each purchaser in the January 2007 placements is exercisable for one share of common stock, at an exercise price equal to $0.40 per share. Each Warrant has a term of eighteen months and is fully exercisable from the date of issuance. The Company issued to the placement agents eighteen month warrants to purchase up to an aggregate of 942,125 shares of common stock at an exercise price of $0.30 per share. Such placement agent warrants are valued at approximately $142,000 using the Black-Scholes option pricing method.

On March 22, 2007, the Company issued 500,000 shares of common stock to John Brownlie, the Company’s Chief Operating Officer under the Company’s 2006 Equity Incentive Plan. The fair value of the services provided in March 2007 amounted to $225,000 or $0.45 per share.

In March 2007, the Company issued 65,625 shares of common stock to an independent contractor for services provided related to the Company’s El Chanate project. The fair value of the services provided amounted to $26,250 or $0.40 per share. In April 2007, this independent contractor was engaged as the general manager of the Company’s El Chanate project for a six month term with an option for an additional six month term, if mutually agreed upon by both parties. Pursuant to the agreement, the Company issued 113,636 shares of common stock with a fair value of $50,000 or $0.44 per share at the fair market value of the Company’s common stock on the date of the agreement. The issuance of these shares vest over the six-month term.

Recapitalization

The Board of Directors recommended an amendment to the Company's Certificate of Incorporation to increase the Company's authorized shares of capital stock from 200,000,000 to 250,000,000 shares. This amendment was approved by the stockholders on February 21, 2007 and the Company effected the authorized share increase on February 26, 2007.

Warrants and Options

On November 30, 2006, the Company’s board of directors granted 100,000 common stock options to each of John Postle, Ian A. Shaw and Mark T. Nesbitt, the Company’s independent directors. The options are to purchase shares of the Company’s common stock at an exercise price of $0.33 per share (the closing price of our common stock on that date) for a period of two years. The Company utilized the Black-Scholes method to fair value the 300,000 options received by the directors and recorded approximately $40,000 as equity based compensation expense.

On December 13, 2006, the Company issued two year options to purchase the Company’s common stock at an exercise price of $0.36 per share to its Chief Operating Officer, Chief Financial Officer and the Company’s Canadian counsel. These options are for the purchase of 250,000 shares, 100,000 shares and 100,000 shares, respectively. The Company utilized the Black-Scholes method to fair value the 450,000 options received by these individuals and recorded approximately $61,000 as stock based compensation expense.

On March 22, 2006, the Company issued two year options to purchase the Company’s common stock at an exercise price of $0.45 per share to the Company’s SEC Counsel. These options are for the purchase of 100,000 shares and were issued under the 2006 Equity-Incentive Plan. The Company utilized the Black-Scholes Method to fair value these options and recorded approximately $15,000 as equity based compensation expense.

Warrant Re-pricing

In December 2005, the Board of Directors ratified the temporary re-pricing of certain warrants that were issued in connection with the February 2005 private placement from $0.30 per share to $0.20 per share exercise price. In addition, warrants issued to the placement agent were also re-priced from $0.25 per share to $0.20 per share exercise price. These re-pricings were in effect for the period November 28, 2005 through January 31, 2006. All of these warrants were either exercised or expired within the term limit.

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “Plan”), approved by stockholders on February 21, 2007, is intended to attract and retain individuals of experience and ability, to provide incentive to the Company’s employees, consultants, and non-employee directors, to encourage employee and director proprietary interests in the Company, and to encourage employees to remain in the Company’s employ.

The Plan authorizes the grant of non-qualified and incentive stock options, stock appreciation rights and restricted stock awards (each, an “Award”). A maximum of 10,000,000 shares of common stock are reserved for potential issuance pursuant to Awards under the Plan. Unless sooner terminated, the Plan will continue in effect for a period of 10 years from its effective date.

The Plan is administered by the Company’s Board of Directors or a committee thereof. The Plan provides for Awards to be made to such of the Company’s employees, directors and consultants and its affiliates as the Board may select. As of April 30, 2007, 1,050,000 options and shares have been granted under the Plan.

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

The Plan provides the Board with the general power to amend the Plan, or any portion thereof at any time in any respect without the approval of the Company’s stockholders, provided however, that the stockholders must approve any amendment which increases the fixed maximum percentage of shares of common stock issuable pursuant to the Plan, reduces the exercise price of an Award held by a director, officer or ten percent stockholder or extends the term of an Award held by a director, officer or ten percent stockholder. Notwithstanding the foregoing, stockholder approval may still be necessary to satisfy the requirements of Section 422 of the Code, Rule 16b-3 of the Securities Exchange Act of 1934, as amended or any applicable stock exchange listing requirements. The Board may amend the Plan in any respect it deems necessary or advisable to provide eligible Employees with the maximum benefits provided or to be provided under the provisions of the Code and the regulations promulgated thereunder relating to Incentive Stock Options and/or to bring the Plan and/or Incentive Stock Options granted under it into compliance therewith. Rights under any Award granted before amendment of the Plan cannot be impaired by any amendment of the Plan unless the Participant consents in writing. The Board is empowered to amend the terms of any one or more Awards; provided, however, that the rights under any Award shall not be impaired by any such amendment unless the applicable Participant consents in writing and further provided that the Board cannot amend the exercise price of an option, the Fair Market Value of an Award or extend the term of an option or Award without obtaining the approval of the stockholders if required by the rules of the TSX or any stock exchange upon which the common stock is listed.

NOTE 18 - Project Finance Facility

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

In March 2007, the Company made a net cash settlement pursuant to the Gold Price Protection Agreement of $184,975 to Standard Bank as the Company was unable to physically meet the delivery of gold as of March 31, 2007. The offset to this payment was a reduction in the Company’s derivative liability.

As of April 30, 2007, the Company has drawn down a total of $12,000,000 on the Credit Facility.

On October 11, 2006, prior to the Company’s initial draw on the Credit Facility, the Company entered into interest rate swap agreements in accordance with the terms of the Credit Facility, which requires that the Company hedge at least 50 percent of our outstanding debt under this facility. The agreements entered into cover $9,375,000 or 75% of the outstanding debt. Both swaps covered this same notional amount of $9,375,000, but over different time horizons. The first covered the six months commencing October 11, 2006 and a termination date of March 31, 2007 and the second covering the period from March 30, 2007 with a termination date of December 31, 2010. We intend to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as we deem appropriate. However, any use of interest rate derivatives will be restricted to use for risk management purposes (See Note 21).

NOTE 19 - Mining, Engineering and Supply Contracts

In early December 2005, the Company’s wholly-owned Mexican subsidiary, MSR, which holds the rights to develop and mine El Chanate Project, entered into a Mining Contract with a Mexican mining contractor, Sinergia Obras Civiles y Mineras, S.A. de C.V,("Sinergia"). The Mining Contract becomes effective if and when MSR sends the Contractor a formal "Notice of Award".

On August 2, 2006, the Company amended the November 24, 2005 Mining Contract between its subsidiary, MSR, and Sinergia. Pursuant to the amendment, MSR's right to deliver the Notice to Proceed to Sinergia was extended to November 1, 2006. Provided that this Notice was delivered to Sinergia on or before that date, with a specified date of commencement of the Work (as defined in the contract) not later than February 1, 2007, the mining rates set forth in the Mining Contract would still apply; subject to adjustment for the rate of inflation between September 23, 2005 and the date of commencement of the work. As consideration for these changes, the Company paid Sinergia $200,000 of the requisite advance payment discussed below. On November 1, 2006, MSR delivered the Notice of Award specifying January 25, 2007, as the date of commencement of Work. Based on a revised crushing and stacking plan and since MSR is manufacturing the leach pad overliner material both Sinergia and MSR mutually agreed to delay mining until the end of March 2007. Mining of the El Chanate Project initiated on March 25, 2007.

Pursuant to the Mining Contract, Sinergia, using its own equipment, generally is performing all of the mining work (other than crushing) at the El Chanate Project for the life of the mine. MSR delivered to the Contractor a mobilization payment of $70,000 and the advance payment of $520,000. The advance payments are recoverable by MSR out of 100% of subsequent payments due to Sinergia under the Mining Contract. Pursuant to the Mining Contract, upon termination, Sinergia would be obligated to repay any portion of the advance payment that had not yet been recouped. Sinergia’s mining rates are subject to escalation on an annual basis. This escalation is tied to the percentage escalation in Sinergia’s costs for various parts for its equipment, interest rates and labor. One of the principals of Sinergia is one of the former principals of FG. FG was our former joint venture partner.

On March 23, 2007, The Company reacquired the remaining 1% net profits interest in its Mexican affiliate, MSR from one of the successors to FG (“FG’s Successor”). FG was the Company’s former joint venture partner. When the joint venture was terminated in March 2004, FG received, among other things, a participation certificate entitling it to receive 5% of the annual dividends of MSR, when declared. The participation certificate also gave FG the right to participate, but not to vote, in the meetings of MSR’s Board of Managers, Technical Committee and Partners. In August 2006, the Company repurchased the participation certificate from FG’s Successor for $500,000 with FG’s Successor retaining a 1% net profits interest in MSR, payable only after a total $20 million in net profits has been generated from operations at El Chanate. The Company reacquired the remaining 1% net profits interest in consideration of our advancing $319,000 to Sinergia Obras Civiles y Mineras, S.A. de C.V. (“Sinergia”) under the mining contract between MSR and Sinergia. FG’s Successor is a principal of Sinergia.

In June 2006, the Company's Mexican operating subsidiary retained the contracting services of Mexican subsidiary of M3 Engineering & Technology Corporation ("M3M") to provide EPCM (engineering procurement construction management) services. M3M supervises the construction and integration of the various components necessary to commence production at the El Chanate Project. The contracted services are not to exceed $1,200,000 and the contract is based on the EPCM services to be provided by M3M. As of April 30, 2007, the Company has incurred approximately $660,000 pursuant to this contract.

On March 2, 2007, MSR entered into a sales contract with Degussa Mexico S.A. de C.V. to supply sodium cyanide solid bricks for use in the heap leach process with the El Chanate Project. The contract period initiates April 1, 2007 and extends through March 31, 2010 and estimates total yearly requirements at 1,000 metric tons plus or minus 20%. The total minimum annual commitment associated with this contract is anticipated to be between $1,500,000 in year one and two and $1,600,000 in year three.

NOTE 20 - Employee and Consulting Agreements

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

Mr. Dieterle is entitled to a base annual salary of at least $180,000, Mr. Hazlitt is entitled to a base annual salary of at least $125,000 and each of the other executives is entitled to a base annual salary of at least $120,000. Each executive is entitled to a bonus or salary increase in the sole discretion of the board of directors. In addition, Messrs. Dieterle, Newell, Everett and Pritchard each received two year options to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $0.32 per share (the closing price on July 31, 2006).

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

Pursuant to a September 1, 2006 amended consulting agreement, Christopher Chipman is engaged as the Company’s Chief Financial Officer. Pursuant to the agreement, Mr. Chipman devotes approximately 50% of his time to our business and receives a monthly fee of $10,000. The agreement runs for an initial one year period, and is renewable thereafter for an additional year. Mr. Chipman can terminate the Agreement on 60 days notice. In conjunction with the amended consulting agreement, the Company entered into a change of control agreement similar to the agreements entered into with other executive officers; except that Mr. Chipman’s agreement renews annually and his benefits are based upon one times his base annual fee. In connection with the original engagement agreement with Mr. Chipman in March 2006, Mr. Chipman received a two year option to purchase an aggregate of 50,000 shares of Company common stock at an exercise price of $.34 per share. The option vested at the rate of 10,000 shares per month and are now fully vested.

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

NOTE 21 - Sales Contracts, Commodity and Financial Instruments

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

The first derivative was entered into on March 1, 2006 for a premium of $550,000; and the second was entered into on March 30, 2006 for a premium of $250,000. The gold price rose sharply during the period March 1, 2006 through July 31, 2006 and was the primary reason for the decrease in premium on the derivative contracts. As of April 30, 2007, the carrying value of this derivative liability was approximately $444,000. The change in fair value on these derivative contracts was approximately $847,000 for the nine months ended April 30, 2007. This reduction in fair value was recorded as an other expense on the Company’s income statement.

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

The interest rate swap agreements are accounted for as cash flow hedges, whereby “effective” hedge gains or losses are initially recorded in other comprehensive income and later reclassified to the interest expense component of earnings coincidently with the earnings impact of the interest expenses being hedged. “Ineffective” hedge results are immediately recorded in earnings also under interest expense. No component of hedge results will be excluded from the assessment of hedge effectiveness. The amount expected to be reclassified from OCI to earnings during the 12 months ending July 31, 2007 from these two swaps was determined to be immaterial. As of April 30, 2007, the Company’s derivative liability associated with these swap agreements amounted to approximately $76,000.

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

NOTE 22 - Subsequent Events

On May 1, 2007, the Company completed its final draw down on its credit facility from Standard Bank receiving proceeds of $500,000 increasing the total outstanding balance on the Credit Facility to $12,500,000. The Company is using and anticipates using these proceeds for its El Chanate Project.

In May 2007, the Company received proceeds of $233,500 from the exercising of an aggregate of 934,000 warrants issued in past private placements.

In May 2007, the Company received proceeds of $154,100 from the exercising of an aggregate of 700,455 warrants issued to officers, directors and an employee.

In May 2007, the Company purchased an additional loader at an approximate cost of $400,000 to reinforce Sinergia’s mining fleet and to assist in removing waste material in other areas of the open pit mine at the Company’s El Chanate project.

On June 6, 2007, Jack V. Everett resigned as Vice President of Exploration and a Director of the Company and entered into a consulting agreement with the Company to provide mining and mineral exploration consultation services.

NOTE 23 - New Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The adoption of this standard did not have an impact on the financial condition or the results of the Company’s operations.

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions".

The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.

Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.

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

Results of Operations

General

Sonora, Mexico

Through a wholly-owned subsidiary and an affiliate, Capital Gold Corporation owns 100% of 16 mining concessions located in the Municipality of Altar, State of Sonora, Republic of Mexico totaling approximately 3,544 hectares (8,756 acres or 13.7 square miles). We are in the final stages of completing the construction and development of an open-pit gold mining operation to mine two of these concessions. We sometimes refer to the planned operations on these two concessions as the El Chanate Project. Mining operations began in late March 2007 and we hope to start receiving revenues from mining operations prior to July 31, 2007, the end of our current fiscal year.

Engineering Procurement and Construction Management activities at the El Chanate Project commenced June 1, 2006. In August 2006, we completed debt financing for the construction of the El Chanate Project and commenced construction activities. Please see “Current Status of El Chanate” below for a discussion of the current status of our El Chanate project.

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

Pursuant to the 2005 Study, as updated by the 2006 Update using a $450 per ounce gold price, our estimated mine life is seven years and the ore reserve is 490,000 ounces of gold present in the ground. Of this, we anticipate recovering approximately 332,000 ounces of gold over a seven year life of the mine. The targeted cash cost (which includes mining, processing and on-property general and administrative expenses) per the 2005 Study is $259 per ounce. We believe that cash costs may decrease as the production rate increases. Total costs (which include cash costs as well as off-property costs such as property taxes, royalties, refining, transportation and insurance costs and exclude financing costs) will vary depending upon the price of gold (due to the nature of underlying payment obligations to the original owner of the property). Total costs are estimated in the 2005 Study to be $339 per ounce at a gold price of $417 per ounce (the three year average gold price as of the date of that study). We will be working on measures to attempt to reduce costs going forward. Ore reserves and production rates are based on a gold price of $450 per ounce, which is the Base Case in the 2006 Update. During the first calendar quarter of 2007, the spot price for gold on the London Exchange has fluctuated between $608.30 and $685.75 per ounce. During 2006, the spot price for gold on the London Exchange has fluctuated between $524.75 and $725.00 per ounce. The 2005 Study contains the same mining rate as the 2003 Study of 7,500 metric tonnes per day of ore. It should be noted that, during the preliminary engineering phase of the project it was decided to design the crushing screening and ore stacking system with the capability of processing 10,000 tonnes per day of ore. This will make allowances for any possible increase in production and for operational flexibility. It was found that the major components in the feasibility study would be capable of handling the increase in tonnage. Design changes were made where necessary to accommodate the increased tonnage. The 2005 Study takes into consideration a more modern crushing system than the one contemplated in the 2003 Study. The crushing system referred to in the 2005 Study is a new system, that, we believe will provide more efficient processing capabilities than the used equipment referred to in the 2003 Study. In addition, the 2005 Study assumes a contractor will mine the ore and haul it to the crushers. In the 2003 Study, we planned to perform these functions. We have engaged a mining contractor to perform these services.

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

Materials
 Reserves
 Proven
Probable
Total Reserves
Other Mineralized Materials
Waste
Total

Contained Gold

Production
Ore Crushed

Operating Days/Year
Gold Plant Average Recovery
Average Annual Production
Total Gold Produced

11.7 Million Tonnes @ 0.811 g/t*
  8.2 Million Tonnes @ 0.705g/t*
19.9 Million Tonnes @ 0.767 g/t*
     0 Million Tonnes
19.9 Million Tonnes
39.7 Million Tonnes

15.24 Million grams

2.6 Million Tonnes /Year
7,500 Mt/d*

365 Days per year
67.7%
1.35 Million grams
  10.31 Million grams

12.9 Million Tons @ 0.024 opt*
  9.0 Million Tons @ 0.021 opt*
21.9 Million Tons @ 0.022 opt*
     0 Million Tons
21.9 Million Tons
43.8 Million tons

489,952 Oz

2.87 Million Tons/Year
8,267 t/d*

365 Days per year
67.7%
43,414 Oz
331,560 Oz

*	“g/t” means grams per metric tonne, “opt” means ounces per ton, “Mt/d” means metric tonnes per day and “t/d” means tons per day and.

The reserve estimates are based on a recovered gold cutoff grade of 0.20 grams per metric tonne as described on below.

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

Current Status of El Chanate

We have made significant progress in the construction and commissioning of our mine at El Chanate. As of June 13, 2007, engineering and procurement is complete, we have obtained all permits required to commence mining operations, all equipment has been delivered and installed and the infrastructure support buildings have been constructed. Mining operations began in late March 2007 and we hope to start receiving revenues from mining operations prior to July 31, 2007, the end of our current fiscal year.

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

The mine is supported by a number of infrastructure buildings all of which have been completed. The completed buildings in or ready for use are the laboratory, an explosive and detonator store, a 5,000 sq. ft warehouse, the mine office, the security guardhouse and first aid center, a lime storage building and a cyanide and carbon storage building. The refinery building was completed in early June 2007.

The crushing and screening plant consists of three stage crushing and closed circuit screening. All of the equipment is new and has a design capacity of 1,000 tons per hour (tph) for the primary crushing circuit and 400 tph for the balance of the crushing circuit. A 20,000 ton buffer stockpile separates the primary crusher from the rest of the circuit allowing the crushing circuits to operate independently of each other. The crushed ore is stacked on the leach pad by a series of conveyors and a radial stacker. The equipment is new and has been commissioned and is currently stacking ore on a daily basis. Crushed ore has been stacked to a height of eight meters in preparation for cyanide leaching on portions of our leach pad.

The mining process is as follows: Ore is placed on a leach pad that is (HDPE) plastic lined to contain the gold bearing solution and transport it via lined launders (plastic lined earth trenches) to ponds which are double plastic lined. The initial leach pad will consist of four panels, three of which are lined and ready for ore placement at this time with the fourth to be completed by mid to late June 2007 (the ultimate leach pad will consist of ten panels). These four panels will allow for the stacking of approximately one year of crushed ore. The launder and ponds have been constructed for the mine life. We will commence the application of cyanide solution to the ore on the leach pad by the end of June 2007. We anticipate that gold doré (bars of semi-purified gold) production will begin between 30 to 45 days thereafter.

The initial supply of ore to the crushing plant and leach pad was loaded and delivered by a group of local truckers. Sinergia, the mining contractor, commenced mining operations on March 25, 2007, and remains in the pre-production phase of the mining contract. Sinergia continues to mobilize portions of its mining fleet to the site. As of May 31, 2007, we have stacked approximately 238,000 tons of ore on the leach pad. The Sinergia mining fleet is not new, however it has been refurbished at Sinergia’s repair facility and at the Caterpillar dealer in Hermosillo. This process has been monitored by us and third party specialists and we believe the equipment will be suitable for mining. Sinergia has constructed staff accommodation within an existing Ejido (small village) adjacent to the mine site. On site power, water, and fuel supply has been made available for Sinergia’s use as prescribed in the mining contract.

The gold in the cyanide/gold solution (pregnant solution) will be recovered using activated carbon held in tanks. The activated carbon will be transferred on a daily basis to a processing plant (the “ADR Plant”) that, with the use of chemicals, will extract the gold from the pregnant solution. The gold from the solution will be deposited by an electrowinning (electrolysis) process and then dried, mixed with fluxes (substances that reduce the melting point of the material and remove impurities in the metal) and smelted in a furnace to produce gold doré . The solution that has been stripped of gold will gravitate to the barren solution pond. Cyanide will be added to this and the solution will be pumped to freshly stacked ore. The ADR Plant is not new. It has been refurbished; all of the pumps, valves, piping, instruments and electrical components have been replaced. The pumps and piping associated with the solution ponds are also new. We had anticipated that the ADR Plant would be operational and ready for use by mid April 2007. However, during a programmed visit by our metallurgical consultant, it was determined that additional refurbishment is required. While the equipment is no longer manufactured, we contracted the engineer and designer of the equipment who recommended replacement of additional pieces of equipment to ensure ongoing reliability of the plant after start up. All of the recommended parts were delivered to site. As a result, we now believe, but cannot assure, that the ADR Plant will become operational by the end of June 2007.

We have filled all key positions in finance, human resources, operations and mine support , and the majority of the remainder of the staff is also in place. We forecast a total staffing complement of between 70 and 80 people. The mine has three towns in close proximity where the staff live. With this local infrastructure, the staff will be bussed to site, eliminating the need for an on site camp. Certain duties such as security and staff transport will be contracted. In the town of Caborca we own a house and rent an office. While we have constructed and are using an on-site office, we will retain an “in town” office for the project life.

We have entered into a supply agreement for cyanide and have ordered consumable supplies such as explosives and carbon. We currently have adequate supplies and plan to consistently maintain a three month supply of these materials on site. Wear parts and critical spare parts have also been delivered to the mine. A fully equipped laboratory has been constructed at the mine with the capability of monitoring the mine operation and conducting metallurgical test work.

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

To support the mine we have purchased a number of vehicles and support equipment that were used during construction. The equipment consists of a 35 ton crane, a water truck, an ambulance, a D4 dozer, a front end loader and a forklift/tool handler. We also have purchased a number of additional equipment such as lighting plants, welders and small tools. In May 2007, we purchased an additional loader at an approximate cost of $400,000 to reinforce Sinergia’s mining fleet and to assist in removing waste material in other areas of the open pit mine.

In May 2007, we completed an expanded 72-hole drilling campaign to determine additional proven and probable gold reserves at the El Chanate Project. The 72 holes totaled approximately 8,200 meters, and are positioned to fill in gaps in the ore body and test the outer limits of the currently known ore zones. We received approximately 95% of the assays back of completed drilling and anticipate that all of the results will be in by the end of June 2007. The quality control of the drilling procedures and chain of custody of the samples were audited by SRK Consulting of Denver, CO. Once we have received all of the assays, we plan on turning that data over to a third party, and have them prepare a new resource and reserve estimate for the El Chanate mine as well as an updated mine plan.

Leadville, Colorado

We own or lease a number of claims and properties, all of which are located in California Mining District, Lake County, Colorado, Township 9 South, Range 79. During the quarter ended April 30, 2007, activity at our Leadville, Colorado properties consisted primarily of administrative expenses. Primarily as a result of our focus on El Chanate, we ceased activities in Leadville, Colorado. During the year ended July 31, 2002, we performed a review of our Leadville mine and mill improvements and determined that an impairment loss should be realized. Therefore, we significantly reduced the carrying value of certain assets relating to our Leadville, Colorado assets by $999,445. During the year ending July 31, 2004, we again performed a review of our Colorado mine and mill improvements and determined that an additional impairment loss should be recognized. Accordingly, we further reduced the net carrying value to $0, recognizing an additional loss of $300,000.

Three Months Ended April 30, 2007 compared to Three Months Ended April 30, 2006

Net Loss

Our net loss for the three months ended April 30, 2007 was approximately $2,649,000, an increase of approximately $1,167,000 or 79% from the three months ended April 30, 2006. As discussed below, the primary reasons for the increase in net loss during the three months ended April 30, 2007 were: 1) an increase in exploration expenditures of approximately $581,000; 2) an increase in selling, general and administrative expenses of approximately $307,000; and 3) an increase in depreciation and amortization of approximately $278,000. Net loss per share was $.02 and $.01 for the three months ended April 30, 2007 and 2006, respectively.

Revenues

We generated no revenues from mining operations during the three months ended April 30, 2007 and 2006. There were de minimis non-operating revenues during the three months ended April 30, 2007 and 2006 of approximately $64,000 and $45,000, respectively. These non-operating revenues primarily represent interest income.

Mine Expenses

Mine expenses during the three months ended April 30, 2007 were $230,000, a decrease of $258,000 or 53% from the three months ended April 30, 2006. Mine expenses were lower in the 2007 versus the same period a year earlier primarily due to higher engineering and planning costs related to our El Chanate Project being expensed in the prior period.

Selling, General and Administration Expense

Selling, general and administrative expenses during the three months ended April 30, 2007 were $970,000, an increase of approximately $307,000 or 46% from the three months ended April 30, 2006. The increase in selling, general and administrative expenses resulted primarily from higher salaries and wages and higher professional fees versus the same period a year earlier.

Stocks and Warrants Issued for Services

Stocks and warrants issued for services during the three months ended April 30, 2007 were $52,000 as compared to approximately $7,000 in costs for the same period a year earlier. The primary reasons for the increase can be attributed to the issuance of shares of common stock to an independent contractor for services provided related to our El Chanate project and the issuance of stock options to SEC counsel. In April 2007, the independent contractor was engaged as the general manager of our El Chanate project for a six month term with an option for an additional six month term, if mutually agreed upon by both parties. Pursuant to the agreement, we issued an additional 113,636 shares of common stock which vest over the six-month term.

Exploration Expense

Exploration expense during the three months ended April 30, 2007 was approximately $581,000. There were no exploration expenses during the three months ended April 30, 2006. The primary reason for the increase can be attributed to our 72-hole drilling campaign to determine additional proven and probable gold reserves at the El Chanate Project. The 72 holes totaled approximately 8,200 meters, and are positioned to fill in gaps in the ore body and test the outer limits of the currently known ore zones. We anticipate receiving all of the assayed samples by the end of June 2007.

Depreciation and Amortization

Depreciation and amortization expense during the three months ended April 30, 2007 and 2006 was approximately $286,000 and $8,000, respectively. The primary reason for the increase was due to the initiation of amortization charges on deferred financing costs resulting from the Credit Facility entered into in August 2006 with Standard Bank Plc. This accounted for approximately $273,000 of the increase in the 2007 quarter versus the same period a year ago.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the three months ended April 30, 2007 and 2006, was approximately $319,000 and $362,000, respectively. This was primarily due to us entering into two identically structured derivative contracts with Standard Bank in March 2006. Each derivative consisted of a series of forward sales of gold and a purchase gold cap. We agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We also agreed to a purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. While the period of the derivative contracts has commenced, we do not anticipate any material adverse effect from the fact that we have not commenced to sell gold because the price of gold is substantially above $535 per ounce. Under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), these contracts must be carried on the balance sheet at their fair value, with changes to the fair value of these contracts reflected as Other Income or Expense. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

The first derivative was entered into on March 1, 2006 for a premium of $550,000; and the second was entered into on March 30, 2006 for a premium of $250,000. The gold price rose sharply in second quarter 2006, and was the primary reason for the decrease in premium on the derivative contracts. The change in fair value during the three months ended April 30, 2007 and 2006 reduced the carrying value on these derivative contracts by approximately $319,000 and $362,000, respectively, and was reflected as an other expense during the 2007 period.

Interest expense was approximately $275,000 for the three months ended April 30, 2007 versus no such expense for the same period in 2006. This increase was mainly due to interest expense associated with outstanding balances on our draw downs from the Credit Facility entered into in August 2006 with Standard Bank Plc. related to project costs for our El Chanate Project. As of May 1, 2007, our outstanding balance on the Credit Facility was $12,500,000.

Nine Months Ended April 30, 2007 compared to Nine Months Ended April 30, 2006

Net Loss

Our net loss for the nine months ended April 30, 2007 was approximately $5,484,000, an increase of approximately $2,267,000 or 71% from the nine months ended April 30, 2006. As discussed below, the primary reasons for the increase in loss during the nine months ended April 30, 2007 were: 1) an increase in selling, general and administrative expenses of approximately $774,000; 2) an increase in depreciation and amortization expense of approximately $605,000; 3) an increase in exploration expenditures of approximately $581,000; 4) losses of approximately $485,000 in the 2007 period due to the change in fair value of our derivative instruments; and 5) an increase in interest expense of approximately $485,000. These increases in loss were offset by a decrease in mine expenses of approximately $785,000 due to higher planning and engineering costs being expensed in the prior period. Net loss per share was $.04 and $.03 for the nine months ended April 30, 2007 and 2006, respectively.

Revenues

We generated no revenues from mining operations during the nine months ended April 30, 2007 and 2006. There were de minimis non-operating revenues during the nine months ended April 30, 2007 and 2006 of approximately $98,000 and $85,000, respectively. These non-operating revenues primarily represent interest income.

Mine Expenses

Mine expenses during the nine months ended April 30, 2007 were $743,000, a decrease of $785,000 or 51% from the nine months ended April 30, 2006. Mine expenses were lower in the 2007 versus the same period a year earlier primarily due to higher engineering and planning costs related to our El Chanate Project being expensed in the prior period.

Selling, General and Administration Expense

Selling, general and administrative expenses during the nine months ended April 30, 2007 were $2,151,000, an increase of approximately $774,000 or 56% from the nine months ended April 30, 2006. The increase in selling, general and administrative expenses resulted primarily from higher salaries and wages, higher professional and consulting fees as well as an increase in insurance costs versus the same period a year earlier.

Stocks and Warrants Issued for Services

Stocks and warrants issued for services during the nine months ended April 30, 2007 were $153,000 as compared to $7,000 in costs for the same period a year earlier. This increase primarily resulted from the issuance of stock options to our independent directors, SEC counsel, and outside Canadian Counsel as well as an issuance of shares of common stock to an independent contractor for services provided related to our El Chanate project.

Exploration Expense

Exploration expense during the nine months ended April 30, 2007 was approximately $581,000. There were no exploration expenses during the nine months ended April 30, 2006. The primary reason for the increase can be attributed to our 72-hole drilling campaign to determine additional proven and probable gold reserves at the El Chanate Project. The 72 holes totaled approximately 8,200 meters, and are positioned to fill in gaps in the ore body and test the outer limits of the currently known ore zones. We anticipate receiving all of the assayed samples by the end of June 2007.

Depreciation and Amortization

Depreciation and amortization expense during the nine months ended April 30, 2007 and 2006 was approximately $632,000 and $27,000, respectively. The primary reason for the increase was due to amortization charges on deferred financing costs resulting from the Credit Facility entered into in August 2006 with Standard Bank Plc. This accounted for approximately $604,000 of the increase in the 2007 period versus the same period a year ago.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the nine months ended April 30, 2007 and 2006, was approximately $847,000 and $362,000, respectively. This was primarily due to us entering into two identically structured derivative contracts with Standard Bank in March 2006. Each derivative consisted of a series of forward sales of gold and a purchase gold cap. We agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We also agreed to a purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. While the period of the derivative contracts has commenced, we do not anticipate any material adverse effect from the fact that we have not commenced to sell gold because the price of gold is substantially above $535 per ounce. Under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), these contracts must be carried on the balance sheet at their fair value, with changes to the fair value of these contracts reflected as Other Income or Expense. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

The first derivative was entered into on March 1, 2006 for a premium of $550,000; and the second was entered into on March 30, 2006 for a premium of $250,000. The gold price rose sharply in second quarter 2006, and was the primary reason for the decrease in premium on the derivative contracts. The change in fair value during the nine months ended April 30, 2007 reduced the carrying value on these derivative contracts by approximately $847,000, and was reflected as an other expense during the 2007 period.

Interest expense was approximately $473,000 for the nine months ended April 30, 2007 versus no such expense for the same period in 2006. This increase was mainly due to interest expense associated with our outstanding balances on our draw downs associated with the Credit Facility entered into in August 2006 with Standard Bank Plc related to project costs for our El Chanate Project.

Changes in Foreign Exchange Rates

During the nine months ended April 30, 2007, we recorded equity adjustments from foreign currency translations of approximately $262,000. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar.

Liquidity and Capital Resources; Plan of Operations

As of April 30, 2007, we had working capital of approximately $9,359,000, compared to $7,031,500 as of July 31, 2006, an increase of $2,327,500. Cash used in operating activities for the nine months ended April 30, 2007 was approximately $244,000, which primarily represents cash costs of our mining operation at El Chanate for the month of April 2007. Cash used in investing activities for the nine months ending April 30, 2007, amounted to $15,608,000, primarily from the purchase and erection of property, plant and equipment related to our El Chanate Project. Cash provided by financing activities for the nine months ended April 30, 2007 amounted to $20,394,000, primarily from proceeds from our Credit Facility of $12,000,000 and approximately $8,655,000 in proceeds from the sale of common stock and exercising of warrants. Our plans over the next 12 months primarily include: 1) completing construction of the ADR plant and refinery; 2) completing the logging of assays received related to our drilling campaign, initiated in February 2007, designed to determine if an increase in our proven and probable gold reserves is warranted; 3) commencing gold production; and 4) possible exploration and/or acquisitions in northern Mexico. Mining operations at El Chanate began March 25, 2007, with revenues anticipated to begin by the end of our fiscal year ending July 31, 2007. We believe, but cannot assure, that we have sufficient available funds to cover our mining activities at El Chanate and general and administrative expenses until revenues from gold mining operations at El Chanate reach positive cash flow. We also anticipate that we have sufficient funds to conduct exploration/acquisition activities.

Historically, we have not generated any material revenues from operations and have been in a precarious financial condition. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have recurring losses from operations. Our primary source of funds during the nine months ended April 30, 2007 was from the sale and issuance of equity securities as well as proceeds from our Credit Facility with Standard Bank for the El Chanate Project. We anticipate that our operations and project costs through fiscal 2007 will be funded from the proceeds from our recent private placements and warrant exercises as well as our Credit Facility. The private placements of our securities and the Standard Bank Credit Facility are discussed below.

January 2007 Private Placements & Warrant Exercises and post quarter Warrant Exercises

We closed two private placements in January 2007 pursuant to which we issued an aggregate of 12,561,667 units, each unit consisting of one share of our common stock and a warrant to purchase ¼ of a share of our common stock for proceeds of approximately $3,486,000, net of commissions of approximately $283,000. During the nine months ended April 30, 2007, we also received proceeds of approximately $5,169,523, from the exercising of an aggregate of 20,282,454 warrants issued in past private placements discussed below. The Warrant issued to each purchaser in the January 2007 Private Placement is exercisable for one share of our common stock, at an exercise price equal to $0.40 per share. Each Warrant has a term of eighteen months and is fully exercisable from the date of issuance. We issued to the placement agents eighteen month warrants to purchase up to an aggregate of 942,125 shares of our common stock at an exercise price of $0.30 per share. Such placement agent warrants are valued at approximately $142,000 using the Black-Scholes option pricing method.

In May 2007, we received proceeds of $233,500 from the exercising of an aggregate of 934,000 warrants issued in past private placements and $154,100 from the exercising of an aggregate of 700,455 warrants issued to officers, directors and an employee.

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

February 2005 Private Placement

In the private placement that closed in February 2005, we issued 27,200,004 units, each unit consisting of one shares of our common stock and one common stock Purchase Warrant for an aggregate gross purchase price of approximately $6,800,000 and we received approximately $6,200,000 in net proceeds. The Warrant issued to each purchaser was originally exercisable for one share of our common stock, at an exercise price equal to $0.30 per share. We temporarily lowered the exercise price of the Warrants to $0.20 per shares for the period commencing on November 28, 2005 and ending on April 30, 2006, after which time the exercise price increased back to $0.30 per share Each Warrant had a term of two years and was fully exercisable from the date of issuance. These warrants, to the extent that they were not exercised, expired in February 2007. We issued to the placement agent two year warrants to purchase up to 2,702,000 shares of our common stock at an exercise price of $0.25 per share. Such placement agent warrants are valued at approximately $414,000 using the Black-Scholes option pricing method. All of the warrants issued in conjunction with this private placement were either exercised or expired within the term limit.

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

Between October 11, 2006 and May 1, 2007, we drew down the full amount of $12,500,000 from the Credit Facility with Standard Bank. We used substantially all of these proceeds for the development of our El Chanate Project. We also used some of these funds to repurchase of the 5% net profits interest formerly held by FG.

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

We do include in all our internal revenue and cost projections a certain amount for environmental and reclamation costs on an ongoing basis. This amount is determined at a fixed amount of $0.13 per metric tonne of material to be mined on a continual, ongoing basis to provide primarily for reclaiming tailing disposal sites and other reclamation requirements. No assurance can be given that environmental regulations will not be changed in a manner that would adversely affect our planned operations. We have estimated the reclamation costs for the El Chanate site to be approximately $2,300,000. Reclamation costs are allocated to expense over the life of the related assets (7 year mine life) and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site.

New Accounting Pronouncements

We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The adoption of this standard did not have an impact on the financial condition or the results of our operations.

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions".

The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.

Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.

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

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include inventory, revenue recognition, property, plant and mine development, impairment of long-lived assets, accounting for equity-based compensation, environmental remediation costs and accounting for derivative and hedging activities.

Stockpiles, Ore on Leach Pads and Inventories

Costs that are incurred in or benefit the productive process are accumulated as stockpiles, ore on leach pads and inventories. Stockpiles, ore on leach pads and inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, ore on leach pads and inventories, resulting from net realizable value impairments, are reported as a component of Costs applicable to sales. The current portion of stockpiles, ore on leach pads and inventories is determined based on the expected amounts to be processed within the next 12 months. Stockpiles, ore on leach pads and inventories not expected to be processed within the next 12 months are classified as long-term. The major classifications are as follows:

Stockpiles

Stockpiles represent ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations, and removed at each stockpile’s average cost per recoverable unit.

Ore on Leach Pads

The recovery of gold from certain gold oxide ores is achieved through the heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution, which dissolves the gold contained in the ore. The resulting “pregnant” solution is further processed in a plant where the gold is recovered. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation, depletion and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.

The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage (based on ore type). In general, leach pads recover approximately 50% to 95% of the recoverable ounces in the first year of leaching, declining each year thereafter until the leaching process is complete.

Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process needs to be constantly monitored and estimates need to be refined based on actual results over time. Our operating results may be impacted by variations between the estimated and actual recoverable quantities of gold on its leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value will be accounted for on a prospective basis.

In-process Inventory

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific processing facility, but include mill in-circuit, leach in-circuit, flotation and column cells, and carbon in-pulp inventories. In-process material will be measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories will be valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

Precious Metals Inventory

Precious metals inventories will include gold doré and/or gold bullion. Precious metals that are received as in-kind payments of royalties are valued at fair value on the date title will be transferred to us. Precious metals that result from the Company’s mining and processing activities will be valued at the average cost of the respective in-process inventories incurred prior to the refining process, plus applicable refining costs.

Concentrate Inventory

Concentrate inventories represent gold concentrate available for shipment. We will value concentrate inventory at the average cost, including an allocable portion of refinery support costs and refining depreciation. Costs will be added and removed to the concentrate inventory based on tons of concentrate and will be valued at the lower of average cost or net realizable value.

Materials and Supplies

Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

Property, Plant and Mine Development

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives, which do not exceed the related estimated mine lives, of such facilities based on proven and probable reserves.

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property will be capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces or pounds in proven and probable reserves. At our surface mine, these costs would include costs to further delineate the ore body and remove overburden to initially expose the ore body.

Major development costs incurred after the commencement of production will be amortized using the UOP method based on estimated recoverable ounces or pounds in proven and probable reserves. To the extent that these costs benefit the entire ore body, they will be amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area will be amortized over the estimated life of that specific ore block or area.

Impairment of Long-Lived Assets

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Reclamation and Remediation Costs (Asset Retirement Obligations)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at our mine site in accordance with FASB FAS No. 143, “Accounting for Asset Retirement Obligations.”

Equity Based Compensation

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

To date, we have no producing properties. As a result, we have historically operated and continue to operate at a loss. Our ultimate success will depend on our ability to generate profits from our properties. Our viability is largely dependent on the successful commercial development of our El Chanate gold mining project in Sonora, Mexico. While we are in the process of commencing mining operations and we anticipate that revenues will begin prior to July 31, 2007, the end of our current fiscal year, we cannot assure if or when revenues will cover cash flow or generate profits.

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

Historically, we have not generated cash flow from operations. We believe that we have adequate funds to cover our financial requirements until such time as mining operations at the El Chanate Project generate positive cash flow. In this regard as of April 31, 2007, we have approximately $7,545,000, in cash and cash equivalents. However, if we encounter unexpected problems and we are unable to generate positive cash flow in a timely manner, we may need to raise additional capital. We also may need to raise additional capital for property acquisition and new exploration. To the extent that we need to obtain additional capital, management intends to raise such funds through the sale of our securities and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding, if needed, will be available. If we need additional capital and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the year ended July 31, 2006 included in our annual report on form 10-KSB for the fiscal year then ended were prepared on the basis of accounting principles applicable to a going concern. Our auditors’ report on the consolidated financial statements contained therein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our July 31, 2006 and April 30, 2007 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared. See, “Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Plan of Operations.”

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

We have a limited number of prospects. As a result, our chances of conducting viable mining operations are dependent upon the success of one project.

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

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold. Gold prices fluctuate on a daily basis. During the first calendar quarter of 2007, the spot price for gold on the London Exchange has fluctuated between $608.30 and $685.75 per ounce and, during 2006, the spot price for gold on the London Exchange fluctuated between $524.75 and $725.00 per ounce. Gold prices are affected by numerous factors beyond our control, including:

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

We were not in production on March 30, 2007, the first date upon which we were required to settle a forward sale of 5,285 oz of gold with Standard Bank. Rather than modifying the original Gold Price Protection agreement with Standard Bank to satisfy this forward sale obligation, we opted for a net cash settlement between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per oz. We paid Standard Bank approximately $185,000 due to this settlement with a corresponding reduction in our derivative liability. Going forward, we expect to settle our forward sales at a time when the El Chanate Project is in production. If we are unable for any reason to deliver the quantity of gold required by our forward sales, we may need to net cash settle these forward sales as we did on March 30, 2007, by paying Standard Bank the difference between the call option purchase price and the forward sale price. We will not be able to deliver the quantity of gold required by our forward sale as of June 30, 2007, and therefore, will be required to net cash settle this forward sale or amend the gold price protection agreement. The approximate cost of a net cash settlement would be $275,000; however, we believe we will be able to deliver the quantity of gold required by our forward sales on a going forward basis. Continued financial settlement in cash of the forward sales could have a material adverse effect on our financial condition and cash flows.

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

We have insurance against losses or liabilities that could arise from our operations with the exception of our processing plant which is not yet operational. We will obtain this insurance when required. If we incur material losses or liabilities in excess of our insurance coverage, our financial position could be materially and adversely affected.

We are in the process of commencing mining operations. Mining operations involve a number of risks and hazards, including:

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

Industrial accidents could have a material adverse effect on our future business and operations. We currently maintain general liability, auto and property insurance coverage. While we do not have insurance coverage on our processing plant, we anticipate obtaining such coverage when this plant is fully commissioned. We cannot be certain that the insurance we have (and will have) in place will cover all of the risks associated with mining or that we will be able to maintain insurance to cover these risks at economically feasible premiums. We also might become subject to liability for pollution or other hazards which we cannot insure against or which we may elect not to insure against because of premium costs or other reasons. Losses from such events may have a material adverse effect on our financial position.

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

We are dependent on the efforts of certain key personnel and contractors to develop our El Chanate Project. If we lose the services of these personnel and contractors and we are unable to replace them, our planned operations at our El Chanate Project may be disrupted and/or materially adversely affected.

We are dependent on a relatively small number of key personnel, including but not limited to John Brownlie, Chief Operating Officer, who oversees the El Chanate Project, the loss of any one of whom could have an adverse effect on us. We are also dependent upon Sinergia to provide mining services. Sinergia commenced mining operations on March 25, 2007, and remains in the pre-production phase of the mining contract. Sinergia continues to mobilize portions of its mining fleet to the site; however, its mining fleet is not new. If we lose the services of our key personnel, or if Sinergia is unable to effectively mobilize and maintain its fleet, our planned operations at our El Chanate Project may be disrupted and/or materially adversely affected.

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

As of June 11, 2007, approximately 82,712,341 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. We have registered more than half of these shares for public resale. In addition, we have registered 23,906,542 shares of common stock issuable upon the exercise of outstanding warrants and options. We also have agreed to register the shares issued in the January 2007 Private Placements and the shares issuable upon exercise of warrants issued pursuant to these placements. All of the foregoing shares, assuming exercise of all of the above options and warrants, would represent in excess of 50% of the then outstanding shares of our common stock. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants or options is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise prices of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

Generally, "penny stocks" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission are stocks:

i.	with a price of less than five dollars per share;

•	that are not traded on a recognized national exchange; or

ii.	of issuers with net tangible assets equal to or less than

•	-$2,000,000 if the issuer has been in continuous operation for at least three years; or

•	-$5,000,000 if in continuous operation for less than three years, or

•	of issuers with average revenues of less than $6,000,000 for the last three years.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

We received proceeds of approximately $4,242,000 during the quarterly period ended April 30, 2007, from the exercising of an aggregate of 14,140,000 of warrants issued in past private placements.

On March 22, 2007, we issued 500,000 shares of common stock to John Brownlie, our Chief Operating Officer under our 2006 Equity Incentive Plan. The fair value of the services provided in March 2007 amounted to $225,000 or $0.45 per share. On June 13, 2007, we issued 500,000 options to Christopher Chipman, our Chief Financial Officer, under our 2006 Equity Incentive Plan. The options vested immediately and are exercisable for a period of two years at an exercise price of $0.384 per share.

In March 2007, we issued 65,625 shares of common stock to an independent contractor for services provided related to the Company’s El Chanate project. The fair value of the services provided amounted to $26,250 or $0.40 per share. In April 2007, this independent contractor was engaged as the general manager of the Company’s El Chanate project for a six month term with an option for an additional six month term, if mutually agreed upon by both parties. Pursuant to the agreement, the Company issued 113,636 shares of common stock with a fair value of $50,000 or $0.44 per share at the fair market value of the Company’s common stock on the date of the agreement. The issuance of these shares vest over the six-month term.

In May 2007, subsequent to the end of our third fiscal quarter, we received proceeds of $233,500 from the exercising of an aggregate of 934,000 warrants issued in past private placements and $154,100 from the exercising of an aggregate of 700,455 warrants issued to officers, directors and an employee.
All of the foregoing securities were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4   Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on February 21, 2007. For information on the results of that meeting, please see our Current Report on Form 8-K filed with the SEC on February 26, 2007.

Item 5.  Other Information.

In May 2007, our Board of Directors established a Compensation Committee to administer our 2006 Equity Incentive Plan, establish a compensation philosophy and determine the compensation for our executive officers and senior management. The Committee consists of Messrs. Shaw, Postle and Nesbitt, our three independent directors.

On June 6, 2007, Jack V. Everett resigned as our Vice President of Exploration and a member of our Board of Directors. Mr. Everett continues with us in a consulting capacity. In this regard, we entered into a consulting agreement with him, pursuant to which he is providing mining and mineral exploration consultation services.

Item 6.  Exhibits.

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
Gifford A. Dieterle President/Treasurer

Date: June 14, 2007