Form 10QSB/A
period 2007-04-30
CAPITAL GOLD CORP
filed 2007-06-15
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Explanatory Note

This amendment on Form 10-QSB/A amends our quarterly report for the quarter ended April 30, 2007originally filed with the Securities and Exchange Commission on June 14, 2007. The original Form 10-QSB was inadvertently filed without conformed signatures on the signature page and the certification exhibits. The sole reason for this amendment is to include those signatures. Aside from the signatures there are no changes to the original Form 10-QSB.

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

Date: June 15, 2007