Form 10KSB
period 2007-07-31
CAPITAL GOLD CORP
filed 2007-10-23
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JULY 31, 2007
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-13078

CAPITAL GOLD CORPORATION
(Name of Small business issuer in its charter)

State of Delaware	13-31805030
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

76 Beaver Street, 14th Floor, New York, New York	10005
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone numbering: (212) 344-2785

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

State issuer’s revenues (consists solely of interest income and immaterial miscellaneous other income) for its most recent fiscal year. $145,993.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.46) and asked ($0.46) price of the issuer’s Common Stock as of October 12, 2007, was $75,376,588 based upon the average between the closing bid and asked price ($0.46) multiplied by the 163,862,148 shares of the issuer’s Common Stock held by non-affiliates.

The number of shares outstanding of each of the issuer’s classes of common equity as of October 12, 2007: 171,743,648.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

CAPITAL GOLD CORPORATION
Form 10-KSB
July 31, 2007

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

Production Stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

ADDITIONAL DEFINITIONS

Caliche:	Sediment cemented by calcium carbonate near surface.

Diorite:	Igneous Rock (rock formed from magma or molten rock).

Dore:	Bars of low purity precious metal (Gold & Silver) which represents final product of a gold mine typically weighing 25 kg per bar.

Dikes:	Tabular, vertical bodies of igneous rock.

Fissility:	Shattered, broken nature of rock.

Fracture Foliations:	Fracture pattern in rock, parallel orientation, resulting from pressure.

Heap Leaching:	Broken and crushed ore on a pile subjected to dissolution of metals by leach solution.

Hydrometallurgical Plant:	A metallurgical mineral processing plant that uses water to leach or separate and concentrate elements or minerals.

Intercalated:	Mixed in.

Litho static Pressure:	Pressure brought on by weight of overlaying rocks.

Major Intrusive Center:	An area where large bodies of intrusive igneous rock exist and through which large amounts of mineralizing fluids rose.

Mesothermal:	A class of hydrothermal ore deposit formed at medium temperatures and a depth over one mile in the earth’s crust.

Microporphyritic Latite:	Extremely fine grained siliceous igneous rock with a distribution of larger crystals within.

Mudstone:	Sedimentary bed composed primarily of fine grained material such as clay and silt.

PPM:	Part per million.

Pyritized:	Partly replaced by the mineral pyrite.

Reverse Circulation Drilling (or R.C. Drilling):	Type of drilling using air to recover cuttings for sampling through the middle of the drilling rods rather than the outside of the drill rods, resulting in less contamination of the sampled interval.

Sericitized:	Rocks altered by heat, pressure and solutions resulting in formation of the mineral sericite, a very fine grained mica.

Siltstone:	A sedimentary rock composed of clay and silt sized particles.

Silicified:	Partly replaced by silica.

Stockwork Breccia:	Earth's crust broken by two or more sets of parallel faults converging from different directions.

Stockwork:	Ore, when not in strata or in veins but in large masses, so as to be worked in chambers or in large blocks.

Surface Mine:	Surface mining by way of an open pit without shafts or underground working.

PART I

Item 1. Description of Business

Sonora, Mexico Concessions

El Chanate

Through a wholly-owned subsidiary and an affiliate, Capital Gold Corporation (the "Company," “we” or “us”) owns 100% of 16 mining concessions located in the Municipality of Altar, State of Sonora, United States of Mexico totaling approximately 3,543 hectares (8,756 acres or 13.7 square miles). We have constructed an open-pit gold mining operation and we are mining two of these concessions. We commenced mining operations in late March 2007 and achieved gold production and revenue from operations in early August 2007. During August and September 2007, we produced approximately 6,850 ounces of gold and 5,222 ounces of silver. Of this production, we sold 6,384 ounces of gold for proceeds amounting to approximately $4,380,000. The gold dore is being refined for us in Mexico by Met-Mex Penoles. We sometimes refer to the operations on these two concessions as the El Chanate Project.

In May 2007, we completed an expanded 72-hole reverse circulation drilling campaign to identify additional proven and probable gold reserves at the El Chanate Project. The 72 holes totaled approximately 8,300 meters, and were positioned to fill in gaps in the ore body and test the outer limits of the currently known ore zones. We turned the assay data over to Independent Mining Consultants, Inc. (“IMC”) of Tucson, AZ to update our ore reserve and our mine plan. On August 30, 2007, IMC delivered to us an updated resource block model and an updated mine plan and mine production schedule (the “2007 Report”). The original feasibility study (the “2003 Study”) on the El Chanate Project was prepared by M3 Engineering of Tucson in August 2003. M3 updated the 2003 Study in October 2005 (the “2005 Study”). An August 2006 technical report from SRK Consulting, Denver, Colorado (the “2006 Update”) further updated the feasibility study.

According to the 2007 Report, our proven and probable reserve tonnage has increased by approximately 98 percent from 19.9 million to 39.5 million metric tonnes with a gold grade of 0.66 grams per tonne (43.5 million US short tons at 0.019 ounces per ton). The open pit stripping ratio is 0.6:1 (0.6 tonnes of waste to one tonne of ore). The updated pit design for the revised plan in the 2007 Report is based on a plant recovery of gold that varies by rock types, but is expected to average 66.8%. A gold price of US$550 (three year average as of July 31, 2007 as determined by IMC) per ounce was used to re-estimate the reserves compared with a gold price of $450 per ounce used in the previous estimate.

Gold production at El Chanate is currently near the feasibility study rate of 4,000 ounces per month. We plan to slowly start to ramp up daily tonnage levels from 7,500 tonnes per day (“tpd”) to 10,000 tpd. This should boost our gold production toward 5,000 ounces per month (60,000 ounces per year). Initially, we anticipate that the increased plant throughput will not require any capital since an additional ore crushing and stacking capacity was factored into the original design.

With the recent reserve increase, we are analyzing what steps are necessary to effectively increase production rates to 100,000 ounces per year and improve gold recoveries by conducting further metallurgical test work at our laboratory facilities at the mine. To this end, we have contacted Golder Engineering to supply EPCM (engineering, procurement and construction management) services for leach pad expansion and to study the impact of the planned mining increase. In addition, we are discussing options available with the crusher manufacturer, Excel Machinery, with regards to adding an additional secondary crusher into the crushing circuit, to enable the system to handle increased tonnage. We anticipate that another crusher should move daily tonnage up closer to 14,000 tpd.

For more information on the El Chanate Project, please see “Item 2. Description of Property; El Chanate Properties - Sonora, Mexico.”

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

Human Resources

As of October 12, 2007, we had 104 full time employees and 6 temporary employees, including our current officers and administrative personnel in the US and in Mexico. In addition, our chief financial officer devotes approximately 85% of his time to us.

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

Risks related to our business and operations

We have just begun generating operating revenues. If we are unable to sustain operating revenues, we will not be able to generate profits and our business may fail.

Until recently, we had no producing properties and, historically, have operated and continue to operate at a loss. We only commenced gold producing activities and started to generate revenues in August 2007. Our ultimate success will depend on our ability to generate profits from our properties. Our viability is largely dependent on the successful commercial development of our El Chanate gold mining project in Sonora, Mexico. While we have commenced revenue producing mining operations, we cannot assure if or when revenues will cover cash flow or generate profits.

We just recently started to receive cash flow from operations and, historically, have relied on external funding sources. While we believe that, with continuing cash flow from operations, we have adequate funds to permit us to reach positive cash flow from such operations, if we encounter unexpected problems and we are unable to generate positive cash flow in a timely manner, we may need to raise additional capital. If additional capital is required and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities.

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

We are using reconditioned equipment which could adversely affect our cost assumptions and our ability to economically and successfully mine the project.

We are using reconditioned carbon column collection equipment to recover gold and Sinergia, our mining contractor, is using equipment that is not new. Such equipment is subject to the risk of more frequent breakdowns and need for repair than new equipment. If the equipment that we or Sinergia uses breaks down and needs to be repaired or replaced, we will incur additional costs and operations may be delayed resulting in lower amounts of gold recovered. In such event, our capital and operating cost assumptions may be inaccurate and our ability to economically and successfully mine the project may be hampered, resulting in decreased revenues and, possibly, a loss from operations.

The gold deposit we have identified at El Chanate is relatively low-grade. If our estimates and assumptions are inaccurate, our results of operation and financial condition could be materially adversely affected.

The gold deposit we have identified at our El Chanate Project is relatively low-grade. If the estimates of ore grade or recovery rates contained in the feasibility study turn out to be higher than the actual ore grade and recovery rates, if costs are higher than expected, or if we experience problems related to the mining, processing, or recovery of gold from ore at the El Chanate Project, our results of operation and financial condition could be materially adversely affected. Moreover, it is possible that actual costs and economic returns may differ materially from our best estimates. It is not unusual in the mining industry for new mining operations to experience unexpected problems during the initial production phase and to require more capital than anticipated. There can be no assurance that our operations at El Chanate will be profitable.

We have only one project. As a result, our chances of conducting viable mining operations are dependent upon the success of that project.

Our only current properties are the El Chanate concessions. Accordingly, we are dependent upon the success of the El Chanate concessions.

Gold prices can fluctuate on a material and frequent basis due to numerous factors beyond our control. If and when we commence production, our ability to generate profits from operations could be materially and adversely affected by such fluctuating prices.

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold. Gold prices fluctuate on a daily basis. During the first nine months of 2007, the spot price for gold on the London Exchange has fluctuated between $608.30 and $743.00 per ounce. During calendar 2006, the spot price for gold on the London Exchange fluctuated between $524.75 and $725.00 per ounce. Gold prices are affected by numerous factors beyond our control, including:

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

We had not yet physically produced gold dore on March 31 and June 30, 2007, the first two quarters ended upon which we were required to settle a forward sale of 5,285 and 7,841 ounces of gold, respectively, with Standard Bank. Rather than modifying the original Gold Price Protection agreement with Standard Bank to satisfy these forward sale obligations, we opted for a net cash settlement between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per oz. We paid Standard Bank approximately $185,000 and $274,000, respectively, due to these settlements with corresponding reductions in our derivative liability. As we commenced gold production in August 2007, we believe we will be able to deliver the quantity of gold required by our forward sales on a going forward basis; however, we again opted for a cash settlement for the quarter ended September 30, 2007 and may continue to net cash settle these forward sale obligations if, as on September 30, 2007, it is the most cost effective option for us. If we are unable for any reason to produce the quantity of gold required by our forward sales and generate sufficient cash flow to settle these forward sales in gold or cash, we could have a material adverse effect on our financial condition and cash flows.

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

We sell gold in U.S. dollars; however, we incur a significant amount of our expenses in Mexican pesos. If applicable currency exchange rates fluctuate, our revenues and results of operations may be materially and adversely affected.

We sell gold in U.S. dollars. We incur a significant amount of our expenses in Mexican pesos. As a result, our financial performance would be affected by fluctuations in the value of the Mexican peso to the U.S. dollar.

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

We have insurance against losses or liabilities that could arise from our operations. If we incur material losses or liabilities in excess of our insurance coverage, our financial position could be materially and adversely affected.

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

Industrial accidents could have a material adverse effect on our future business and operations. While we do not have insurance coverage on our processing plant, we anticipate obtaining such coverage when this plant is fully commissioned. We currently maintain general liability, auto and property insurance coverage. We cannot be certain that the insurance we have in place will cover all of the risks associated with mining or that we will be able to maintain insurance to cover these risks at economically feasible premiums. We also might become subject to liability for pollution or other hazards which we cannot insure against or which we may elect not to insure against because of premium costs or other reasons. Losses from such events may have a material adverse effect on our financial position.

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

We are dependent on a relatively small number of key personnel, including but not limited to John Brownlie, Chief Operating Officer, who oversees the El Chanate Project, the loss of any one of whom could have an adverse effect on us. We are also dependent upon Sinergia to provide mining services.  Sinergia commenced mining operations on March 25, 2007, and transitioned from the pre-production to production phase of the mining contract in July 2007.  Sinergia has mobilized its mining fleet to the site ; however, its mining fleet is not new. If we lose the services of our key personnel, or if Sinergia is unable to effectively maintain its fleet, our planned operations at our El Chanate Project may be disrupted and/or materially adversely affected.

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

Our ability to remain profitable long-term eventually will depend on our ability to find, explore and develop additional properties. Our ability to acquire such additional properties will be hindered by competition. If we are unable to acquire, develop and economically mine additional properties, we most likely will not be able to be profitable on a long-term basis.

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

As of October 12, 2007, approximately 80.4 million shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. We have registered more than half of these shares for public resale. In addition, we have registered 18.0 million shares of common stock issuable upon the exercise of outstanding warrants and options that, as of the date hereof, have not expired or been exercised. All of the foregoing shares, assuming exercise of all of the above options and warrants, would represent in excess of 50% of the then outstanding shares of our common stock. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants or options is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise prices of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock.  We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

Item 2. Description of Property

El Chanate Properties - Sonora, Mexico

Through our wholly-owned subsidiaries, Oro de Altar S. de R. L. de C.V. (“Oro”) and Minera Santa Rita S. de R.L. de C.V. (“MSR”), we own 100% of the following 16 mining concessions, all of which are located in the Municipality of Altar, State of Sonora, United States of Mexico.

The 16 mining concessions are as follows:

	Concession Name	Title No.	Hectares
1	San Jose	200718	96.0000
2	Las Dos Virgen	214874	132.2350
3	Rono I	206408	82.1902
4	Rono 3	214224	197.2180
5	La Cuchilla	211987	143.3481
6	Elsa	212004	2,035.3997
7	Elisa	214223	78.4717
8	Ena	217495	190.0000
9	Eva	212395	416.8963
10	Mirsa	212082	20.5518
11	Olga	212081	60.5890
12	Edna	212355	24.0431
13	La Tira	219624	1.7975
14	La Tira 1	219623	18.6087
15	Los Tres	223634	8.000
16	El Charro	206404	40.0000
	Total		3,543.3491

At the El Chanate Project we are mining on two concessions, San Jose and Las Dos Virgens. We are utilizing four other concessions for processing mined ores. In the future, we plan to explore some or all of these concessions to determine whether or not further activity is warranted.

Until August 2006, we were following an August 2003 feasibility study (the “2003 Study”) prepared by M3 Engineering of Tucson, Arizona (“M3”) as updated by M3 in October 2005 (The “2005 Study”). The 2005 Study used a base gold price of $375 per ounce. In view of a significant rise in the gold price, in June 2006, we commissioned SRK Consulting, Denver, Colorado, to prepare an updated Canadian Securities Administration National Instrument 43-101 compliant technical report on our El Chanate Project. SRK completed this technical report in August 2006 (the “2006 Update”).

In May 2007, we completed an expanded 72-hole reverse circulation drilling campaign to identify additional proven and probable gold reserves at the El Chanate Project. The 72 holes totaled approximately 8,300 meters, and were positioned to fill in gaps in the ore body and test the outer limits of the currently known ore zones. We turned the assay data over to Independent Mining Consultants, Inc. (“IMC”) of Tucson, AZ to update our ore reserve and our mine plan. On August 30, 2007, IMC delivered to us an updated resource block model and an updated mine plan and mine production schedule (the “2007 Report”).

According to the 2007 Report, our proven and probable reserve tonnage has increased to 39.5 million metric tonnes with a gold grade of 0.66 grams per tonne (43.5 million US short tons at 0.019 ounces per ton). The open pit stripping ratio is 0.6:1 (0.6 tonnes of waste to one tonne of ore). The updated pit design for the revised plan in the 2007 Report is based on a plant recovery of gold that varies by rock types, but is expected to average 66.8%. A gold price of US$550 (three year average as of July 31, 2007 as determined by IMC) per ounce was used to re-estimate the reserves compared with a gold price of $450 per ounce used in the 2006 Update.

Gold production at El Chanate is currently near the feasibility study rate of 4,000 ounces per month. We plan to slowly start to ramp up daily tonnage levels from 7,500 tonnes per day (“tpd”) to 10,000 tpd. This should boost our gold production toward 5,000 ounces per month (60,000 ounces per year). Initially, we anticipate that the increased plant throughput will not require any capital since an additional ore crushing and stacking capacity was factored into the original design.

With the recent reserve increase, we are analyzing what steps are necessary to effectively increase production rates to 100,000 ounces per year and improve gold recoveries by conducting further metallurgical test work at our laboratory facilities at the mine. To this end, we have contacted Golder Engineering to supply EPCM (engineering, procurement and construction management) services for leach pad expansion and to study the impact of the planned mining increase. In addition, we are discussing options available with the crusher manufacturer, Excel Machinery, with regards to adding an additional secondary crusher into the crushing circuit, to enable the system to handle increased tonnage. We anticipate that another crusher should move daily tonnage up closer to 14,000 tpd.

The following Summary is extracted from the 2007 Report. Please note that the reserves as stated are an estimate of what can be economically and legally recovered from the mine and, as such, incorporate losses for dilution and mining recovery.  The 832,280 ounces of contained gold represents ounces of gold contained in ore in the ground, and therefore does not reflect losses in the recovery process. Total gold produced is estimated to be 555,960 ounces, or approximately 66.8% of the contained gold. The gold recovery rate is expected to average approximately 66.8% for the entire ore body. Individual portions of the ore body may experience varying recovery rates ranging from about 73% to 48%. Oxidized and sandstone ore types may have recoveries of about 73%; fault zone ore type recoveries may be about 64%; siltstone ore types recoveries may be about 48% and latite intrusive ore type recoveries may be about 50%.

El Chanate Project

Production Summary

	Metric	U.S.
Materials Reserves Proven Probable Total Reserves Waste Total Contained Gold Production Ore Crushed** Operating Days/Year Gold Plant Average Recovery Average Annual Production** Total Gold Produced

26.7 Million Tonnes @ 0.68 g/t*
12.8 Million Tonnes @ 0.61 g/t*
39.5 Million Tonnes @ 0.66 g/t*
24.1 Million Tonnes
63.6 Million Tonnes

25.89 Million grams

2.6 Million Tonnes /Year
7,500 Mt/d

365 Days per year
66.8%
1.35 Million grams
17.29 Million grams

29.4 Million Tons @ 0.0198 opt*
14.1 Million Tons @ 0.0179 opt*
43.5 Million Tons @ 0.0192 opt*
26.6 Million Tons
70.1 Million tons

832,280 Oz

2.87 Million Tons/Year
8,267 t/d

365 Days per year
66.8%
43,414 Oz
555,960 Oz

* “g/t” means grams per metric tonne, “opt” means ounces per ton, “Mt/d” means metric tonnes per day and “t/d” means tons per day. The reserve estimates are based on a recovered gold cutoff grade of 0.17 to 0.21 grams per metric tonne, depending on the operating year, and as described below.

** Based on mining rate of 7,500 metric tonnes per day of ore. Does not take into account the anticipated increase to 10,000 metric tonnes per day or more.

In the mineral resource block model developed, with blocks 6m (meters) x 6m x 6m high, Measured and Indicated resources (corresponding to Proven and Probable reserves respectively when within the pit design) were classified in accordance with the following scheme:

•
Blocks with 2 or more drill holes within a search radius of 80m x 70m x 40m and with a relative kriging (a geostatistical calculation technique) standard deviation less than or equal to 0.45 were classified as Measured (corresponding to Proven);

•
Blocks with 1 hole within the search radius of 80m x 70m x 40m and with a relative kriging standard deviation of 0.60 or less, blocks with 2 holes and a kriging standard deviation of 0.70 or less, blocks with 3 holes and a kriging standard deviation of 0.80 or less, blocks with 4 holes and a relative kriging standard deviation of 0.90 or less and all blocks with 5 or more holes within the search radius were classified as Indicated (corresponding to Probable), unless they met the above criterion for Proven;

•	Blocks with a grade estimate that did not meet the above criteria were classified as Inferred (and which was classed as waste material in the mining reserves estimate);

•	Blocks outside the above search radii or outside suitable geological zones were not assigned a gold grade or a resource classification.

The proven and probable reserve estimates are based on a recovered gold cutoff grade of 0.17 to 0.21 grams/tonne, depending on the operating year. The variation is due to balancing the mine and plant production capacities on a year by year basis for the plan. (A recovered gold cutoff grade was used for reserves calculation as the head gold grade cutoff varies with the different ore types due to their variable gold recoveries.) The internal (in-pit) and break even cutoff grade calculations are as follows:

Cutoff Grade Calculation
Basic Parameters
Gold Price
Shipping and Refining
Gold Recovery
Royalty

Operating Costs per Tonne of Ore
Mining *
Processing/Leach Pad
G&A
Total

Internal Cutoff Grade
Head Grade Cutoff (66.8% recov.)
Recovered Gold Grade Cutoff
Internal Cutoff Grade US$550/oz US$ 4.14/oz 66.8% 4% of NSR $ per Tonne of Ore 0.070 1.980 0.800 2.850 Grams per Tonne 0.25 0.17	Break Even Cutoff Grade US$550/oz US$ 4.14/oz 66.8% 4% of NSR $ per Tonne of Ore 1.360 1.980 0.800 4.140 Grams per Tonne 0.37 0.25

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

General Information and Location

The El Chanate Project is located in the State of Sonora, Mexico, 37 kilometers northeast of the town of Caborca. It is accessible by paved and all weather dirt roads typically traveled by pickup trucks and similar vehicles. Driving time from Caborca is approximately 40 minutes. Access from Caborca to the village of 16 de September is over well maintained National highways. Beyond the 16 de September village, routes to the property are currently over well traveled gravel and sandy desert roads suitable for lightweight vehicles. We acquired rights for service road access from the village of 16 de September, and constructed this road.

The project is situated on the Sonora desert in a hot and windy climate, generally devoid of vegetation with the exception of cactus. The terrain is generally flat with immense, shallow basins, scattered rock outcropping and low rocky hills and ridges. The desert floor is covered by shallow, fine sediment, gravel and caliche. The main body of the known surface gold covers and irregularly shaped area of approximately 3,170 feet long by 1,590 feet wide. Several satellite mineral anomalies exist on surfaces which have not been thoroughly explored. Assays on chip samples taken from trenches at these locations by us indicate the presence of gold mineralization.

In 2005, we acquired 15 year rights of way for the current access road, and we acquired the right to purchase 81 hectares of land near the main highway. We have use of the land; however, our actual purchase of the land is conditioned upon the Ejido (local cooperative) privatizing the land, before the acquisition is finalized. We subsequently purchased an extension of our rights-of-way from 15 to 30 years. In addition to this road, we acquired a water concession, and our water well is located within a large regional aquifer. The 2005 feasibility study indicated our average life of mine water requirements, for ore processing only, will be about 94.6 million gallons per year (11.4 liters per second). The amount of water we were permitted to pump for our operations was approximately 71.3 million gallons per year (8.6 liters per second). In September 2007, and in conjunction with the results of the 2007 Report, we acquired additional water rights which permits us to consume up to 109.1 million gallons per year. Based on the anticipated water consumption for the life of mine, we believe that we have an allocation to meet our requirements.

In December 2005, MSR entered into a Mining Contract with a Mexican mining contractor, Sinergia Obras Civiles y Mineras, S.A. de C.V. (“Contractor”). The Mining Contract, as amended, became effective November 1, 2006 and work commenced on or about March 25, 2007 (the “Commencement Date”). Pursuant to an amendment to the Mining Contract, the mining rates set forth in that contract are subject to adjustment for the rate of inflation between September 23, 2005 and the Commencement Date. We are currently in negotiations with the Contractor on an adjustment to these rates for the aforementioned period. Pursuant to the Mining Contract, the Contractor, using its own equipment, is supposed to perform all of the mining work (other than crushing) at the El Chanate Project for the life of the mine. MSR delivered to the Contractor a mobilization payment of $70,000 and the advance payment of $520,000. The advance payments are recoverable by MSR out of 100% of subsequent payments due to the Contractor under the Mining Contract. Pursuant to the Mining Contract, upon termination, the Contractor would be obligated to repay any portion of the advance payment that had not yet been recouped. The Contractor’s mining rates are subject to escalation on an annual basis. This escalation is tied to the percentage escalation in the Contractor’s costs for various parts for its equipment, interest rates and labor. One of the principals of the Contractor (“FG’s Successor”) is one of the former principals of Grupo Minero FG S.A. de C.V. (“FG”). FG was our former joint venture partner. In March 2007, we made a further advance to the Contractor of $319,000 in consideration of FG’s successors transfer to us of his remaining interest in MSR. See the discussion of FG in “Our Acquisition and Ownership of the El Chanate Project” below.

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

Our Acquisition and Ownership of the El Chanate Project

In June 2001, we purchased 100% of the issued and outstanding stock of Minera Chanate, S.A. de C.V. from AngloGold North America Inc. and AngloGold (Jerritt Canyon) Corp. Minera Chanate’s assets at the time of the closing of the purchase consisted of 106 exploitation and exploration concessions in the States of Sonora, Chihuahua and Guerrero, Mexico. By June 2002, after property reviews and to minimize tax payments, the 106 had been reduced to 12 concessions. To cover certain non-critical gaps between concessions, four new concessions were located, and the number of concessions is now 16. These concessions are contiguous, totaling approximately 3,543 hectares (8,756 acres or 13.7 square miles). Although there are 16 concessions, we are only mining two of these concessions at the present time. We also own outright 466 hectares (1,151 acres or 1.8 square miles) of surface rights at El Chanate and no third party ownership or leases exist on this fee land or the El Chanate concessions. In the future, assuming adequate funding is available, we plan on conducting exploration activities on some of the other concessions.

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

Under the terms of the agreement, we have granted AngloGold the right to designate one of its wholly-owned Mexican subsidiaries to receive a one-time option to purchase 51% of Minera Chanate (or such entity that owns the El Chanate concessions at the time of option exercise). That option is exercisable over a 180 day period commencing at such time as we notify AngloGold that we have made a good faith determination that we have gold-bearing ore deposits on any one of the identified groups of El Chanate concessions, when aggregated with any ore that we have mined, produced and sold from such concessions, of in excess of 2,000,000 troy ounces of contained gold. The exercise price would equal twice our project costs on the properties during the period commencing on December 15, 2000 and ending on the date of such notice. After taking into account the results of the 2007 Report, our total resource at El Chanate remains below the 2,000,000 troy ounces of contained gold.

In February 2002, MSR, one of our wholly-owned Mexican affiliates, now the leasee of the El Chanate concessions, as discussed below, entered into a joint venture agreement with Grupo Minero FG S.A. de C.V. (“FG”) to explore, evaluate and develop the El Chanate concessions. Effective March 31, 2004, this joint venture agreement was terminated. In consideration of FG’s contributions to the venture of $457,455, we issued to FG 2,000,000 restricted shares of our common stock valued at $800,000 and MSR issued to FG a participation certificate entitling FG to receive five percent of the MSR’s annual dividends, when declared. The participation certificate also gave FG the right to participate, but not to vote, in the meetings of MSR’s Board of Managers, Technical Committee and Partners. In August 2006, we repurchased the participation certificate from FG’s successor (“FG’s successor”) for $500,000 with FG’s successor retaining a 1% net profits interest in MSR, payable only after a total $20 million in net profits has been generated from operations at El Chanate. We repurchased the remaining 1% net profits interest from FG’s successor in March 2007. FG’s successor also received a right of first refusal to carry out the works and render construction services required to effectuate the El Chanate Project. This right of first refusal was not applicable where a funding source for the project determines that others should render such works or services. As discussed above, FG’s successor is a principal of Sinergia, our mining contractor.

FG assigned or otherwise transferred to MSR all permits, licenses, consents and authorizations (collectively, “authorizations”) for which FG had obtained in its name in connection with the development of the El Chanate Project to the extent that the authorizations were assignable. To the extent that the authorizations were not assignable or otherwise transferable, FG gave its consent for the authorizations to be cancelled so that they can be re-issued or re-granted in MSR’s name. The foregoing has been completed.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a) Marketing Information — The principal U.S. market in which our common shares (all of which are of one class, $.0001 par value Common Stock) are traded or will trade is in the over-the-counter market (Bulletin Board Symbol: "CGLD"). Our stock is not traded or quoted on any Automated Quotation System.

The following table sets forth the range of high and low closing bid quotes of our Common Stock per quarter for the past two fiscal years as reported by the OTC Bulletin Board (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessary represent actual transactions).

MARKET PRICE OF COMMON STOCK

Quarter Ending	High and Low
July 31, 2007	0.47	0.38
April 30, 2007	0.47	0.37
January 31, 2007	0.41	0.31
October 31, 2006	0.33	0.28

July 31, 2006	0.43	0.32
April 30, 2006	0.39	0.33
January 31, 2006	0.42	0.28
October 31, 2005	0.27	0.17

As of March 22, 2006, our Common Stock began trading on the Toronto Stock Exchange under the symbol "CGC." The high and low trading prices for our Common stock for the periods indicated below are as follows:

Period Ending	High and Low
	US$/CDN$	US$/CDN$
Quarter ended July 31, 2007	0.50/0.54	0.35/0.37
Quarter ended April 30, 2007	0.52/0.60	0.36/0.42
Quarter ended January 31, 2007	0.42/0.49	0.27/0.31
Quarter ended October 31, 2006	0.36/0.40	0.28/0.32

Quarter ended July 31, 2006	0.49/0.55	0.28/0.32
March 22 2006 - April 30, 2006	0.44/0.50	0.33/0.37

(b) Holders — The approximate number of record holders of our Common Stock, as of October 12, 2007 amounts to 1,964 inclusive of those brokerage firms and/or clearing houses holding our common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding is 171,743,648 as of October 12, 2007.

(c) Dividends — We had not paid or declared any cash dividends upon our Common Stock since inception and, by reason of our present financial status and our contemplated financial requirements, do not contemplate or anticipate paying any cash dividends upon our Common Stock in the foreseeable future.

In May 2007, we issued an aggregate of 620,455 shares upon the exercise of options by our officers and directors for approximate gross proceeds of $137,000 as follows: 70,455 shares to Gifford A. Dieterle, 50,000 shares to Jeffrey W. Pritchard, and 250,000 shares each to Roger A. Newell and the wife of Robert Roningen.

On June 13, 2007, we issued an additional 500,000 options to Mr. Chipman under our 2006 Equity Incentive Plan. These options vested immediately and are exercisable for a period of two years at an exercise price of $0.384 per share.

During the quarter ended July 31, 2007, we issued an aggregate of 1,221,000 shares of stock upon the exercising of common stock purchase warrants for approximate gross proceeds of $320,000. Subsequent to the end of the quarter, we issued an aggregate of 3,570,500 shares of stock upon the exercising of common stock purchase warrants for approximate gross proceeds of $1,106,000.

We issued the following two year options under our 2006 Equity Incentive Plan in August 2007, subsequent to the end of the quarter, with exercise prices equal to or greater than the market price on date of issuance: 275,000 options exercisable at $.427, 150,000 options exercisable at $.50 and 40,000 options issuable at $.38.

All of the foregoing issuances were exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933.

We did not repurchase any of our securities during the fiscal year ended July 31, 2007.

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of July 31, 2007.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of Outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	1,050,000	$0.38	8,450,000

Equity compensation plans not approved by security holders:	23,985,542	$0.33	N/A

Total	25,035,542	$0.33	8,450,000

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report.

Result of Operations

The following discussion relates to the two fiscal years ended July 31, 2007. As disclosed in greater detail elsewhere in this report, we commenced mining operations and began to receive operating revenues in August 2007, shortly after the end of the fiscal year ended July 31, 2007.

Fiscal year ended July 31, 2007 compared to fiscal year ended July 31, 2006

Net Loss

Our net loss for the fiscal year ended July 31, 2007 was approximately $7,472,000, an increase of approximately $2,667,000 or 56% from the fiscal year ended July 31, 2006. As discussed below, the primary reasons for the increase in loss during the fiscal year ended July 31, 2007 were: 1) an increase in selling, general and administrative expenses of approximately $625,000; 2) an increase in depreciation and amortization expense of approximately $ 852,000; 3) an increase in exploration expenditures of approximately $808,000; 4) an increase in losses of approximately $644,000 due to the change in fair value of our derivative instruments; and 5) an increase in interest expense of approximately $792,000. These increases in loss were slightly offset by a decrease in mine expenses of approximately $933,000 due to higher planning and engineering costs being expensed in the prior fiscal year. Net loss per share was $.05 and $.04 for the fiscal year ended July 31, 2007 and 2006, respectively.

Revenues

We generated no revenues from mining operations during the fiscal year ended July 31, 2007 and 2006. There were de minimis non-operating revenues during the fiscal year ended July 31, 2007 and 2006 of approximately $146,000 and $184,000 , respectively. These non-operating revenues primarily represent interest income.

Mine Expenses

Mine expenses during the fiscal year ended July 31, 2007 were $1,008,000, a decrease of $933,000 or 48% from the fiscal year ended July 31, 2006. Mine expenses were lower in 2007 versus the same period a year earlier primarily due to higher engineering and planning costs related to our El Chanate Project being expensed in the prior period.

Selling, General and Administration Expense

Selling, general and administrative expenses during the fiscal year ended July 31, 2007 were $2,760,000, an increase of approximately $625,000 or 29% from the fiscal year ended July 31, 2006. The increase in selling, general and administrative expenses resulted primarily from higher salaries and wages, higher professional and consulting fees as well as an increase in insurance costs versus the same period a year earlier.

Equity Based Compensation

Equity based compensation during the fiscal year ended July 31, 2007 was $133,000 as compared to $89,000 in costs for the same period a year earlier. This increase primarily resulted from the issuance of stock options to our independent directors, SEC counsel, and outside Canadian Counsel as well as an issuance of shares of common stock to an independent contractor for services provided related to our El Chanate project.

Exploration Expense

Exploration expense during the fiscal year ended July 31, 2007 and 2006 was approximately $808,000 and $0, respectively. The primary reason for the increase can be attributed to our 72-hole drilling campaign to determine additional proven and probable gold reserves at the El Chanate Project.

Depreciation and Amortization

Depreciation and amortization expense during the fiscal year ended July 31, 2007 and 2006 was approximately $891,000 and $39,000, respectively. The primary reason for the increase was due to amortization charges on deferred financing costs resulting from the Credit Facility entered into in August 2006 with Standard Bank Plc. This accounted for approximately $876,000 of the amortization expense during the fiscal year ended July 31, 2007.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the fiscal year ended July 31, 2007 and 2006, was approximately $1,226,000 and $582,000, respectively. This was primarily due to us entering into two identically structured derivative contracts with Standard Bank in March 2006. Each derivative consisted of a series of forward sales of gold and a purchase gold cap. We agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We also agreed to a purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. While the period of the derivative contracts has commenced, we do not anticipate any material adverse effect from the fact that we have not commenced to sell gold because the price of gold is substantially above $535 per ounce. Under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), these contracts must be carried on the balance sheet at their fair value, with changes to the fair value of these contracts reflected as Other Income or Expense. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

The first derivative was entered into on March 1, 2006 for a premium of $550,000; and the second was entered into on March 30, 2006 for a premium of $250,000. The gold price rose sharply in the second quarter 2006, and was the primary reason for the decrease in premium on the derivative contracts. The change in fair value during the fiscal year ended July 31, 2007 reduced the carrying value on these derivative contracts by approximately $1,226,000, and was reflected as an other expense during the 2007 period.

Interest expense was approximately $792,000 for the fiscal year ended July 31, 2007 compared to $0 for the same period in 2006. This increase was mainly due to interest expense associated with our outstanding balances on our draw downs associated with the Credit Facility entered into in August 2006 with Standard Bank Plc related to project costs for our El Chanate Project.

Changes in Foreign Exchange Rates

During the fiscal year ended July 31, 2007, we recorded equity adjustments from foreign currency translations of approximately $205,000. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar and are included as a component of other comprehensive income.

Liquidity and Capital Resources; Plan of Operations

As of July 31, 2007, we had working capital of approximately $6,343,000, a decrease of $689,000 as of July 31, 2006. Cash used in operating activities during the fiscal year ended July 31, 2007 was approximately $3,663,000, which primarily represents cash costs of our mining operation at El Chanate during the fiscal year ended July 31, 2007. Cash used in investing activities during the fiscal year ended July 31, 2007, amounted to $18,425,000, primarily from the purchase and erection of property, plant and equipment related to our El Chanate Project. Cash provided by financing activities during the fiscal year ended July 31, 2007 amounted to $21,367,000, primarily from proceeds from our Credit Facility of $12,500,000 and approximately $9,129,000 in proceeds from the sale of common stock and exercise of warrants. With our recent reserve increase, our plans over the next 12 months primarily include: 1) the gradual ramp up of daily processing rates from 7,500 tonnes per day (tpd) to 10,000 tpd which should boost our gold production toward 5,000 ounces per month and 60,000 ounces per year; 2) looking to effectively increase production rates to 12,500 tpd and improve gold recoveries by conducting further metallurgical test work at our laboratory facilities at the mine; and 3) possible exploration and/or acquisitions in northern Mexico. We believe that the initial increase in production to 10,000 tpd would not require any significant capital investment since an additional ore crushing and stacking capacity had been factored into the original design. We are analyzing what steps are necessary to effectively increase production rates to 100,000 ounces per year. To this end, we have contacted Golder Engineering to supply EPCM (engineering, procurement and construction management) services for leach pad expansion and to study the impact of the planned mining increase. In addition, we are discussing options available with the crusher manufacturer, Excel Machinery, with regards to adding an additional secondary crusher into the crushing circuit, to enable the system to handle increased tonnage. We anticipate that another crusher should move daily tonnage up closer to 14,000 tpd. The estimated cost to achieve these increased production rates will be approximately $12,000,000 over a two year period. Management intends to fund these expansion costs through revenues from gold sales, obtaining additional bank financing and/or the sale of our securities; however, we cannot assure that adequate additional funding, if needed, will be available to fund this expansion activity.

We commenced mining operations in late March 2007 and achieved gold production and revenue from operations in early August 2007. During our first two months, we produced approximately 6,850 ounces of gold and 5,222 ounces of silver. Of this production, we sold 6,384 ounces of gold for proceeds amounting to approximately $4,380,000. We believe that our available funds in conjunction with anticipated revenues from gold sales will be adequate to cover operating activities at El Chanate and general and administrative expenses for the life of mine.

January 2007 Private Placements & Warrant Exercises and post fiscal year end Warrant Exercises

We closed two private placements in January 2007 pursuant to which we issued an aggregate of 12,561,667 units, each unit consisting of one share of our common stock and a warrant to purchase ¼ of a share of our common stock for proceeds of approximately $3,486,000, net of commissions of approximately $283,000. The Warrant issued to each purchaser in the January 2007 placements is exercisable for one share of our common stock, at an exercise price equal to $0.40 per share. Each Warrant has a term of eighteen months and is fully exercisable from the date of issuance. We issued to the placement agents eighteen month warrants to purchase up to an aggregate of 942,125 shares of our common stock at an exercise price of $0.30 per share. Such placement agent warrants are valued at approximately $142,000 using the Black-Scholes option pricing method.

We also received proceeds of approximately $5,643,000 during the year ended July 31, 2007, from the exercise of an aggregate of 22,203,909 warrants issued in past private placements. Subsequent to the fiscal year ended July 31, 2007, we received proceeds of $1,106,000 from the exercise of an aggregate of 3,570,500 warrants issued in past private placements.

Project Finance Credit Facility

In August 2006, we entered into a credit facility (the “Credit Facility”) involving our wholly-owned subsidiaries MSR and Oro, as borrowers, us, as guarantor, and Standard Bank plc (“Standard Bank”), as the lender and the offshore account holder. Pursuant to the Credit Facility, MSR and Oro borrowed money in an aggregate principal amount of up to US$12.5 million (the “Loan”) for the purpose of constructing, developing and operating our El Chanate Project (the “Mine”). We have guaranteed the repayment of the Loan and the performance of the obligations under the Credit Facility. The Loan is scheduled to be repaid in fourteen quarterly payments with the first principal payment due after certain Mine start-up production and performance criteria are satisfied, which we believe will occur in the first calendar quarter of 2008. The Loan bears interest at LIBOR plus 4.00%, with LIBOR interest periods of 1, 2, 3 or 6 months and with interest payable at the end of the applicable interest period.

The Credit Facility contains covenants customary for a project financing loan, including but not limited to restrictions (subject to certain exceptions) on incurring additional debt, creating liens on our property, disposing of any assets, merging with other companies and making any investments. We are required to meet and maintain certain financial covenants, including (i) a debt service coverage ratio of not less than 1.2 to 1.0, (ii) a projected debt service coverage ratio of not less than 1.2 to 1.0, (iii) a loan life coverage ratio of at least 1.6 to 1.0, (iv) a project life coverage ratio of at least 2.0 to 1.0 and (v) a minimum reserve tail. We are also required to maintain a certain minimum level of unrestricted cash, and upon meeting certain Mine start-up production and performance criteria, MSR and Oro are required to maintain a specified amount of cash as a reserve for debt repayment. We believe that we are in compliance with these requirements to the extent that they have become effective.

The Loan is secured by all of the tangible and intangible assets and property owned by MSR and Oro pursuant to the terms of a Mortgage Agreement, a Non-Possessory Pledge Agreement, an Account Pledge Agreement and certain other agreements entered into in Mexico (the “Mexican Collateral Documents”). As additional collateral for the Loan, we, together with our subsidiary, Leadville Mining & Milling Holding Corporation, have pledged all of our ownership interest in MSR and Oro. In addition to these collateral arrangements, MSR and Oro are required to deposit all cash proceeds received from operations and other sources in an offshore, controlled account with Standard Bank. Absent a default under the loan documents, MSR and Oro may use the funds from this account for specific purposes such as approved project costs and operating costs.

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

Previously, pursuant to the mandate and commitment letter for the facility, we issued to Standard Bank 1,000,000 shares of our restricted common stock and a warrant for the purchase of 1,000,000 shares of our common stock at an exercise price of $0.32 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Facility. During the fiscal year ended July 31, 2006, we recorded the issuance of the 1,000,000 shares of common stock as deferred financing costs of approximately $270,000 as a reduction of stockholders' equity on our balance sheet. The issuance of these shares was recorded at the fair market value of our common stock at the commitment letter date or $0.27 per share. In addition, the warrants were valued at approximately $253,000 using again the Black-Scholes option pricing model and were reflected as deferred financing costs as a reduction of stockholders' equity on our balance sheet as of July 31, 2006. We have registered for public resale the 2,150,000 shares issued to Standard Bank and the 13,600,000 shares issuable upon exercise of warrants issued to Standard Bank.

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

On October 11, 2006, prior to our initial draw on the Credit Facility, we entered into interest rate swap agreements in accordance with the terms of the Credit Facility, which requires that we hedge at least 50 percent of our outstanding debt under this facility. The agreements entered into cover $9,375,000 or 75% of the outstanding debt. Both swaps covered this same notional amount of $9,375,000, but over different time horizons. The first covered the six months that commenced on October 11, 2006 and terminated on March 31, 2007 and the second covers the period from March 30, 2007 through December 31, 2010. We intend to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as we deem appropriate. However, any use of interest rate derivatives will be restricted to use for risk management purposes.

While we believe that our available funds in conjunction with anticipated revenues from gold sales will be adequate to cover operating activities at El Chanate and general and administrative expenses for the life of the mine, if we encounter unexpected problems we may need to raise additional capital. We also may need to raise additional capital for significant property acquisitions and/or exploration activities. To the extent that we need to obtain additional capital, management intends to raise such funds through the sale of our securities and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding, if needed, will be available. If we need additional capital and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities. Please see “We just recently started to receive cash flow from operations and, historically, have relied on external funding sources. While we believe that, with continuing cash flow from operations, we have adequate funds to permit us to reach positive cash flow from such operations, if we encounter unexpected problems and we are unable to generate positive cash flow in a timely manner, we may need to raise additional capital. If additional capital is required and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities.” in “Risk Factors” below.

Environmental and Permitting Issues

Management does not expect that environmental issues will have an adverse material effect on our liquidity or earnings. In Mexico, although we must continue to comply with laws, rules and regulations concerning mining, environmental, health, zoning and historical preservation issues, we are not aware of any significant environmental concerns or existing reclamation requirements at the El Chanate concessions. We received the required Mexican government permits for construction, mining and processing the El Chanate ores in January 2004. The permits were extended in June 2005. Pursuant to the extensions, once we file a notice that work has commenced, we have one year to prepare the site and construct the mine and seven years to mine and process ores from the site. We filed the notice on June 1, 2006. Once we revise our new mine plan based on the 2007 Report, we will work to extend the permits for mining and processing for the new life of mine. We received the explosive permit from the government in August 2006. This permit, as extended, expires on December 31, 2007 and is renewable annually.

We own properties in Leadville, Colorado for which we have previously recorded an impairment loss. Part of the Leadville Mining District has been declared a federal Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Superfund Amendments and Reauthorization Act of 1986. Several mining companies and one individual were declared defendants in a possible lawsuit. We were not named a defendant or Principal Responsible Party. We did respond in full detail to a lengthy questionnaire prepared by the Environmental Protection Agency ("EPA") regarding our proposed procedures and past activities in November 1990. To our knowledge, the EPA has initiated no further comments or questions.

We do include in all our internal revenue and cost projections a certain amount for environmental and reclamation costs on an ongoing basis. This amount was determined at a fixed amount of $0.13 per metric tonne of material to be mined on a continual, ongoing basis to provide primarily for reclaiming tailing disposal sites and other reclamation requirements. No assurance can be given that environmental regulations will not be changed in a manner that would adversely affect our planned operations. We estimated the reclamation costs for the El Chanate site to be approximately $2,300,000; however, we are in the process of determining the impact the increase in proven and probable reserve tonnage will have on reclamation and remediation costs on a going forward basis. Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site.

Contractual Obligations as of July 31, 2007

We occupy office space in New York City under a non-cancelable operating lease that commenced on September 1, 2007 and terminates on August 31, 2012. In addition to base rent, the lease calls for payment of utilities and other occupancy costs.

Approximate future minimum payments under this lease are as follows:

Fiscal Years Ending July 31,

2008	$118,000
2009	128,000
2010	128,000
2011	128,000
2012	128,000
2013	11,000

$641,000

Rent expense under the previous office lease in New York City was approximately $66,000 and $63,000 for the years ended July 31, 2007 and 2006, respectively.

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

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions".

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

Disclosure About Off-Balance Sheet Arrangements

On October 11, 2006, prior to the initial draw on our Credit Facility, we entered into interest rate swap agreements with total notional amounts of $18,750,000 in accordance with the terms of the Credit Facility. There was one six month swap contract totaling $9,375,000 (75% of the outstanding debt) with an effective date of October 11, 2006 and a termination date of March 31, 2007 and one three-year and nine month swap contract totaling $9,375,000 (75% of the outstanding debt) with an effective date of March 30, 2007 and a termination date of December 31, 2010. These swaps were entered into for the purpose of hedging a portion of our variable interest expenses. Although we are required by our lenders to hedge at least 50% of the outstanding debt, we retain the authority to hedge a larger share of this exposure, and we will use discretion in managing this risk as market conditions vary over time. We only issue and/or hold derivative contracts for risk management purposes.

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

Stockpiles, Ore on Leach Pads and Inventories (“In-Process Inventory”)

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

In-process Inventory

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific processing facility, but include mill in-circuit, leach in-circuit, flotation and column cells, and carbon in-pulp inventories. In-process material are measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

Precious Metals Inventory

Precious metals inventories include gold doré and/or gold bullion. Precious metals that result from our mining and processing activities are valued at the average cost of the respective in-process inventories incurred prior to the refining process, plus applicable refining costs.

Concentrate Inventory

Concentrate inventories represent gold concentrate available for shipment. We value concentrate inventory at the average cost, including an allocable portion of refinery support costs and refining depreciation. Costs are added and removed to the concentrate inventory based on tons of concentrate and are valued at the lower of average cost or net realizable value.

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

Deferred Financing Costs

Deferred financing costs which were included in other assets and a component of stockholders’ equity relate to costs incurred in connection with bank borrowings and are amortized over the term of the related borrowings.

Intangible Assets

Purchased intangible assets consisting of rights of way, easements and net profit interests are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the units of production method. It is our policy to assess periodically the carrying amount of our purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with SFAS 144. There was no impairment at July 31, 2007.

Fair Value of Financial Instruments

The carrying value of our financial instruments, including cash and cash equivalents, loans receivable and accounts payable approximated fair value because of the short maturity of these instruments.

Revenue Recognition

Revenue is recognized, net of treatment and refining charges, from a sale when the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured.

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

On October 11, 2006, prior to our initial draw on the Credit Facility, we entered into interest rate swap agreements in accordance with the terms of the Credit Facility, which requires that we hedge at least 50 percent of our outstanding debt under this facility. The agreements entered into cover $9,375,000 or 75% of the outstanding debt. Both swaps covered this same notional amount of $9,375,000, but over different time horizons. The first covered the six months that commenced on October 11, 2006 and terminated on March 31, 2007 and the second covers the period from March 30, 2007 through December 31, 2010. We intend to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as we deem appropriate. However, any use of interest rate derivatives will be restricted to use for risk management purposes.

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our directors and executive officers:

		First
		Became
Name	Age	Director	Position

Gifford A. Dieterle	75	9/82	President, Treasurer
			& Chairman of the Board

John Brownlie	58	2/07	Chief Operating Officer, Director

Christopher Chipman	34		Chief Financial Officer

Jeffrey W. Pritchard	49	1/00	Director, Vice President -
			Investor Relations, Secretary

Robert Roningen	72	9/93	Director, Senior Vice President,

Roger A. Newell	64	8/00	Director

J. Scott Hazlitt	55		Vice President - Mine Development

Ian A. Shaw	67	3/06	Director

John Postle	66	3/06	Director

Mark T. Nesbitt	62	3/06	Director

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

JOHN BROWNLIE, Chief Operating Officer and a Director, has worked for us since May 2006 and is in charge of supervising the construction, start-up and operation of the mine. Mr. Brownlie provided team management for mining projects requiring technical, administrative, political and cultural experience over his 28 year mining career. From 2000 to 2006, Mr. Brownlie was a consultant providing mining and mineral related services to various companies including SRK, Oxus Mining plc and Cemco Inc. From 1995 to 2000, he was the General Manager for the Zarafshan-Newmont Joint Venture in Uzbekistan, a one-million tonne per month heap leach plant which produced over 400,000 ounces of gold per year. From 1988 to 1995, Mr. Brownlie served as the Chief Engineer and General Manager for Monarch Resources in Venezuela, at both the El Callao Revemin Mill and La Camorra gold projects. Before that, was a resident of South Africa and associated with numerous mineral projects across Africa. He is also a mechanical engineer and fluent in Spanish.

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

JEFFREY W. PRITCHARD, Vice President - Investor Relations, Secretary and Director, has worked for us since 1996. He has been in the marketing/public relations field since receiving a Bachelor’s degree from the State University of New York in 1979. Mr. Pritchard has served as the Director of Marketing for the New Jersey Devils (1987-1990) and as the Director of Sales for the New York Islanders (1985-1987). He also was an Executive Vice President with Long Island based Performance Network, a marketing and publishing concern from 1990 through 1995.

ROBERT RONINGEN, Senior Vice President and Director, has been engaged in the practice of law as a sole practitioner and is a self-employed consultant geophysicist in Duluth, Minnesota. Mr. Roningen served as our Secretary until February 2007. From 1988 to August 1993, he was an officer and director of Franklin Consolidated Mining Company, Inc. He graduated from the University of Minnesota in 1957 with a B.A. in geology and in 1962 with a degree in Law.

ROGER A. NEWELL, Director, worked for us from 2000 to September 2007. He was our Vice President - Development until September 2007. Since October 2007, Mr. Newell has been an Executive Vice President of Kilimanjaro Mining Company Ltd., a private Nevada based company involved in uranium and gold exploration in Tanzania, Africa. From 1974 through 1977, he was a geologist with Kennecott Copper Corporation. From 1977 through 1989, he served as Exploration Manager/Senior Geologist for the Newmont Mining Corporation and, from 1989 through 1995, was the Exploration Manager for Gold Fields Mining Company. He was Vice President Development, for Western Exploration Company from 1997 through 2000. Since 1995, he has been a senior consultant in the Minerals Advisory Group LLC, Tucson, Arizona, a company that provides technical and engineering advice to clients regarding mineral projects. He has been self-employed as a geologist since 2001. He is a Fellow in the Society of Economic Geologists and a Past President of that Society’s Foundation. . He has a M.Sc. from the Colorado School of Mines and a Ph.D. in mining and mineral exploration from Stanford University.

J. SCOTT HAZLITT, Vice President - Mine Development, has been in the mining business since 1974. Since 2001, he has focused on development of our El Chanate concessions. Currently, he is involved in mine expansion plans and corporate development.  He has worked primarily in reserves, feasibility, development and mine operations. Mr. Hazlitt was a field geologist for ARCO Syncrude Division at their CB oil Shale project in 1974 and 1975. He was a contract geologist for Pioneer Uravan and others from 1975 to 1977. He was a mine geologist for Cotter Corporation in 1978 and 1979, and was a mine geologist for ASARCO from 1979 to 1984. He served as Vice President of Exploration for Mallon Minerals from 1984 to 1988. From 1988 to 1992, Mr. Hazlitt was a project geologist and Mine Superintendent for the Lincoln development project. From 1992 to 1995, he was self-employed as a consulting mining geologist in California and Nevada. He was Mine Operations Chief Geologist for Getchell Gold from 1995 to 1999. His work experience has included precious metals, base metals, uranium, and oil shale. Mr. Hazlitt served as mine manager at our Hopemore Mine in Leadville, Colorado starting in November 1999. His highest educational degree is Master of Science from Colorado State University. He is a registered geologist in the state of California.

IAN A. SHAW is a member of our Board of Directors and the Board’s Audit and Compensation Committees.  Mr. Shaw has over 32 years of experience in the mining industry. He has been Managing Director of Shaw & Associates since 1993.  Shaw & Associates is a corporate services consulting firm specializing in corporate finance, regulatory reporting and compliance with clients that are typically public companies in the resource industry. In the course of providing consulting services he has accepted positions as an officer or director with number of his clients. Positions he currently holds include Director, since 1994, of Metallica Resources Inc., a TSX listed corporation with a gold mine in Mexico, and exploration properties in Chile and Alaska; Chief Financial Officer, since 1995, of  Pelangio Mines Inc., a TSX listed corporation with an interest in a gold property in Canada and gold exploration properties in Ghana; Vice President, Finance and CFO, since May 2005, of Unor Inc., a TSX listed company with uranium exploration properties in Canada; and Chief Financial Officer, since January 2007, of Olivut Resources Ltd., a TSX listed corporation with diamond exploration properties in Canada. Mr. Shaw is a Chartered Accountant and received a B. Comm. from Trinity College at the University of Toronto in 1964.

JOHN POSTLE is a member of our Board of Directors and the Board’s Audit and Compensation Committees.  He is a Consulting Mining Engineer associated with Scott Wilson Roscoe Postle Associates Inc. In 1985 he was a founding partner of Roscoe Postle Associates Inc. which later merged with Scott Wilson Group Plc.  Mr. Postle provides mining consulting services to a number of international financial institutions, corporations, utilities and law firms.  He worked for Cominco Ltd (1965-1970), Falconbridge Ltd (1970-1975) and D.S. Robertson and Associates (1976-1985) and has worked at a number of open pit and underground mining operations in both operating and planning capacities.  Mr. Postle is a Past Chairman of the Mineral Economics Committee of the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”), and was appointed a Distinguished Lecturer of the CIM in 1991.  In 1997, he was awarded the CIM Robert Elver Mineral Economics Award.  He is currently Chairman of a CIM Standing Committee on Ore Reserve Definitions. Mr. Postle is a director of Strait Gold Corporation, a Canadian publicly traded company, and serves as a member of that company’s audit and disclosure committees.  Mr. Postle has a B.A.Sc. Degree in Mining Engineering from the University of British Columbia in 1965 and a M.Sc. Degree in Earth Sciences from Stanford University in 1968.”

MARK T. NESBITT is a member of our Board of Directors and the Board’s Audit and Compensation Committees. Since 1988, he has been a natural resources attorney in Denver, Colorado specializing in domestic and international mining transactions, agreements, negotiations, title due diligence, corporate and general business counsel. Mr. Nesbitt has been an Adjunct Professor at the University of Denver School of Law's since 2001, is an active member of the Rocky Mountain Mineral Law Foundation, having served as a Trustee from 1987 to 1993, and from 2003 to 2006, Co-chairman of the Mining Sessions at the Foundation’s international natural resource institute in Buenos Aires, Argentina in 2007, Co-chairman of the Foundation's Mining Law and Investment in Latin America institute in Lima, Peru in 2003, and Chairman of the same institute in 2003, and Chairman of the Foundation's first Land and Permitting Special Institute in 1994. He also has served continuously over the years on the Foundation's Special Institutes Committee, Long Range Planning Committee, and numerous other committees. Mr. Nesbitt is a member of the International, American, Colorado and Denver Bar Associations, Rocky Mountain Mineral Law Foundation, International Mining Professionals Society (Treasurer since 2000), and the Colorado Mining Association. He is also a former Director of the Colorado Mining Association and past President of the Rocky Mountain Association of Mineral Landmen. He received a B.S. degree in Geology from Washington State University in 1968 and a J.D. from Gonzaga University School of Law in 1975.

Jack V. Everett, resigned as our Vice President of Exploration and a member of our Board of Directors on June 6, 2007. On September 10, 2007, Roger A. Newell resigned as our Vice President of Development. He continues to serve as a member of our Board of Directors.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

To our knowledge, during the fiscal year ended July 31, 2007, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, except that, Robert Roningen, filed Forms 4 late for an aggregate of 24 transactions, Jack Everett, a former Vice President, filed a Form 4 late for an aggregate of four transactions, Jeffrey Pritchard filed a Form 4 late for one transaction and Scott Hazlitt filed a Form 4 late for one transaction.

Meetings And Committees Of The Board

Our Board of Directors is responsible for the management and direction of our company and for establishing broad corporate policies. A primary responsibility of the Board is to provide effective governance over our affairs for the benefit of our stockholders. In all actions taken by the Board, the Directors are expected to exercise their business judgment in what they reasonably believe to be the best interests of our company. In discharging that obligation, Directors may rely on the honesty and integrity of our senior executives and our outside advisors and auditors.

The Board of Directors and the Audit Committee of the Board meet periodically throughout the year to receive and discuss operating and financial reports presented by our executive officers as reports by experts and other advisors. The Board held five meetings during the fiscal year ended July 31, 2007 in person and telephonically, and acted by unanimous written consent on seven occasions. All directors attended 75% or more of the aggregate meetings.

In fiscal 2007, the Audit Committee, consisting of all of the non-employee members of the Board of Directors, met on four occasions. Representatives of our auditor were in attendance at one meeting without management present.

Our Board of Directors has no standing nominating committee because this function is handled by the Board of Directors. Nominees to the Board of Directors are selected by the Board of Directors based on current business and industry knowledge as well as general business knowledge.

Audit Committee and Audit Committee Expert.

The Audit Committee of our Board of Directors consists of Ian A. Shaw, Committee Chairman, John Postle and Mark T. Nesbitt. The Board of Directors has determined that all three members are independent directors as (i) defined in Rule 10A-3(b)(1)(ii) under the Securities Exchange Act of 1934 (the “Exchange Act”) and (ii) under Section 121B(2)(a) of the AMEX Company Guide (although our securities are not listed on the American Stock Exchange or any other national exchange). The Audit Committee met four times telephonically in fiscal 2007. All committee members were present at the meetings.

Mr. Shaw serves as the financial expert as defined in Securities and Exchange Commission rules on the committee. We believe Messrs. Shaw, Postle and Nesbitt to be independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this committee. The principal functions of the Audit Committee are to (i) assist the Board in fulfilling its oversight responsibility relating to the annual independent audit of our consolidated financial statements, the engagement of the independent registered public accounting firm and the evaluation of the independent registered public accounting firm’s qualifications, independence and performance (ii) prepare the reports or statements as may be required by the securities laws, (iii) assist the Board in fulfilling its oversight responsibility relating to the integrity of our financial statements and financial reporting process and our system of internal accounting and financial controls, (iv) discuss the financial statements and reports with management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management, and (vi) review disclosures by independent accountants concerning relationships with us and the performance of our independent accountants.

Compensation Committee.

In May 2007, our Board of Directors established a Compensation Committee consisting of Messrs. Shaw, Postle and Nesbitt, our independent directors. The principal functions of the Compensation Committee are to advise and makes recommendations to our Board of Directors regarding matters relating to the compensation of directors, officers and senior management. The Compensation Committee met once telephonically in fiscal 2007. All committee members were present at the meetings.

Communication with the Board of Directors

Interested parties wishing to contact the Board of Directors of the Company may do so by writing to the following address: Board of Directors, 76 Beaver Street, 14th Floor, New York, NY 10005, Attn: Jeffrey W. Pritchard, Secretary. All letters received will be categorized and processed by Mr. Pritchard and then forwarded to the Company’s Board or Directors.

Changes to Director nominee procedures

As noted in last year’s report, in August 2006, we amended our bylaws to require stockholders that seek to bring business before a meeting of stockholders, including nominations of candidates for election as directors, to provide notice of such business to us not less than 90 days nor more than 120 days prior to the date of the meeting (provided that, in the event that public disclosure of the meeting date is first made less than 120 days prior to the meeting date, such notice must be received by us not later than the close of business on the tenth day following such public disclosure). With regard to nominations of persons for election to the Board of Directors, the notice must set forth (a) as to each proposed nominee, (i) the name, age, business address and residence address of the nominee, (ii) the principal occupation or employment of the nominee, (iii) the number of our shares owned beneficially or of record by the nominee and (iv) any other information relating to the nominee that would be required to be disclosed in a proxy statement to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); and (b) as to the Stockholder giving the notice, (i) the name and record address of such Stockholder, (ii) the number of our shares owned beneficially or of record by such Stockholder, (iii) a description of all arrangements or understandings between such Stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such Stockholder, (iv) a representation that such Stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice and (v) any other information relating to such Stockholder that would be required to be disclosed in a proxy statement to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act. Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.

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

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B as of our fiscal year ended July 31, 2007:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (2)	Option Awards (1)	Non-Equity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)
Gifford A. Dieterle, Director, Chairman, Treasurer and CEO	2007	$180,000	$-	$-	$-	$-	$-	$-	$180,000

John Brownlie, Director and COO	2007	$150,000	$-	$225,000	$34,000	$-	$-	$-	$409,000

Christopher M. Chipman, CFO	2007	$118,000	$-	$-	$79,000	$-	$-	$-	$197,000

Notes:

(1)	Based on Black Scholes Pricing Model of valuing options. Total fair value of option awards granted in 2007 was $113,000.

(2)	Issuance of shares based on the fair market value of the Company’s common stock on the date of grant.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B as of our fiscal year ended July 31, 2007:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Gifford A. Dieterle, Director, Chairman, Treasurer and CEO	250,000	-	-	$0.32	7/31/08

John Brownlie, Director and COO	250,000	-	-	$0.36	12/13/08
	200,000	150,000	150,000	$0.32	5/12/08

Christopher M. Chipman, CFO	50,000	-	-	$0.34	3/1/08
	100,000	-	-	$0.36	12/13/08
	500,000	-	-	$0.38	6/13/09

Director Compensation

The following table sets forth the compensation paid to our directors for the fiscal year ended July 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ian A. Shaw, Director	$12,000	-	$13,239	-	-	-	$25,239
John Postle, Director	$12,000	-	$13,239	-	-	-	$25,239
Mark T. Nesbitt, Director	$12,000	-	$13,239	-	-	-	$25,239
Robert Roningen, Director	$24,000	-	-	-	-	-	$24,000

Notes:

(1) Based on Black Scholes Pricing Model of valuing options. Total fair value of option awards granted in 2007 was $39,717.

During the fiscal year ended July 31, 2007, our Independent Directors each received a fee of $1,000 per month. Robert Roningen, director, received a fee of $2,000 per month for legal and consulting services during the fiscal year ended July 31, 2007. Directors are not otherwise compensated for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties. On August 29, 2007, we increased directors’ compensation to our independent directors and to Robert Roningen by $1,000 per month.

Employment and Change of Control Agreements

Effective July 31, 2006, we entered into employment agreements with the following executive officers: Gifford A. Dieterle, our President and Treasurer, Roger A. Newell, our then Vice President of Development, Jack V. Everett, our then Vice President of Exploration, and Jeffrey W. Pritchard, our Vice President of Investor Relations. Agreements with John Brownlie, our Chief Operating Officer, and Christopher Chipman, our Chief Financial Officer, are discussed below.

The agreements run for a period of three years and automatically renew for successive one-year periods unless we or the executive provides the other party with written notice of our or his intent not to renew at least 30 days prior to the expiration of the then current employment period.

Under the original agreements, Mr. Dieterle is entitled to a base annual salary of at least $180,000 and each of the other executives is entitled to a base annual salary of at least $120,000. Each executive is entitled to a bonus or salary increase in the sole discretion of our board of directors. In addition, each of the executives received two year options to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $0.32 per share (the closing price on July 31, 2006).

On August 29, 2007, based on the recommendation of the Compensation Committee of our Board of Directors after review of an Executive Compensation Market Analysis and Report by an independent human resource professional services firm, we increased the salaries of our executive officers to be commensurate with industry standards. The new salaries are as follows: Gifford A. Dieterle, President, Treasurer and Chairman of the Board, $250,000; John Brownlie, Chief Operating Officer, $225,000; Christopher Chipman, Chief Financial Officer, $175,000 (consulting fee); Jeffrey W. Pritchard, Vice President - Investor Relations and Secretary, $195,000; and J. Scott Hazlitt, Vice President - Mine Development, $135,000. The salary increase for Mr. Brownlie and the consulting fee increase for Mr. Chipman were retroactive to May 1, 2007 and the salary increase for Mr. Pritchard was retroactive to August 1, 2007.

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

In May 2006, we entered into an employment agreement with John Brownlie, pursuant to which Mr. Brownlie originally served as Vice President Operations. Mr. Brownlie became our Chief Operating Officer in February 2007. Mr. Brownlie now receives a base annual salary of $225,000 and is entitled to annual bonuses. Upon his employment, he received options to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $.32 per share. 50,000 options vested immediately and the balance vest upon our achieving “Economic Completion” as that term is defined in the loan agreement with Standard Bank plc (when we have commenced mining operations and have been operating at anticipated capacity for 60 to 90 days). The term of the options is two years from the date of vesting. The agreement runs for an initial two year period and automatically renews thereafter for additional one year periods unless terminated by either party within 30 days of a renewal date. We can terminate the agreement for cause or upon 30 days notice without cause. Mr. Brownlie can terminate the agreement upon 60 days notice without cause or, if there is a breach of the agreement by us that is not timely cured, upon 30 days notice. In the event that we terminate him without cause or he terminates due to our breach, he will be entitled to certain severance payments.

On September 14, 2007, we entered into a Second Amended Engagement Agreement (the “Engagement Agreement”) with Christopher Chipman, our Chief Financial Officer, effective May 1, 2007. The Engagement Agreement supersedes and replaces Mr. Chipman’s prior agreement that expired on August 31, 2007. Pursuant to the Engagement Agreement, Mr. Chipman is engaged as our Chief Financial Officer and devotes approximately 85% of his time to our business. He receives a monthly fee of $14,583. The Engagement Agreement expires on August 31, 2009 and automatically renews for successive one-year periods, unless either party gives at least 30 days prior notice to the other party of its intent not to renew. Mr. Chipman can terminate the Engagement Agreement on 60 days prior notice. We can terminate the Engagement Agreement without cause on 30 days prior notice and for cause (as defined in the Engagement Agreement). The Engagement Agreement also terminates upon Mr. Chipman’s disability (as defined in the Engagement Agreement) or death. In the event that we terminate the Engagement Agreement without cause, Mr. Chipman will be entitled to a cash termination payment equal to his Annual Fee in effect upon the date of termination, payable in equal monthly installments beginning in the month following his termination. In the event the Engagement Agreement is terminated by Mr. Chipman at his election or due to his death or disability, Mr. Chipman will be entitled to the fees otherwise due and payable to him through the last day of the month in which such termination occurs.

In conjunction with Engagement Agreement, we entered into a change of control agreement similar to the agreements entered into with our other executive officers. The change of control agreement continues through August 31, 2009 and extends automatically to the next anniversary thereof unless we give notice to Mr. Chipman prior to the date of such extension that the agreement term will not be extended. Notwithstanding the foregoing, if a change in control occurs during the term of the change of control agreement, the term of the agreement will continue through the anniversary of the date on which the change in control occurred. The change of control agreement entitles Mr. Chipman to change of control benefits, as defined in the agreement and summarized below, upon his termination of employment with us during a potential change in control (as defined in the agreement) or after a change in control (as defined in the agreement) when his termination is caused (1) by us for any reason other than permanent disability or cause, as defined in the agreement (2) by Mr. Chipman for good reason (as defined in the agreement) or, (3) by Mr. Chipman for any reason during the 30 day period commencing on the first date which is six months after the date of the change in control. Mr. Chipman would receive a lump sum cash payment equal to three times his base annual fee plus three times his bonus award for the year immediately preceding the year of the change in control, and outplacement benefits. The change of control agreement also provides that Mr. Chipman is entitled to a payment to make him whole for any federal excise tax imposed on change of control or severance payments received by him.

In connection with the original engagement agreement with Mr. Chipman, in March 2006, Mr. Chipman received a two year option to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $.34 per share. These options are now fully vested.

Please also see “Part III, Item 12. Certain Relationships and Related Transactions” below.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of October 1, 2007, the number and percentage of outstanding shares of Common Stock beneficially owned by:

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

This table is based upon information supplied by Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission, and information obtained from our directors and named executives. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock which such person has the right to acquire within 60 days of October 1, 2007. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named in the table, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, we believe, based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares Common Stock which they beneficially own. Unless otherwise noted, the address of each of the principal stockholders is care of us at 76 Beaver Street, 14th floor, New York, NY10005.

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership		Approximate Percentage(1)

Gifford A. Dieterle*	2,762,455	(2)	1.6%

Robert Roningen*	1,718,750	(3)	1.0%
2955 Strand Road
Duluth, MN 55804

Jeffrey W. Pritchard*	1,006,354	(2)	**

Christopher Chipman*	650,000	(2)	**
4014 Redwing Lane
Audubon, PA 19407

Roger A Newell*	1,577,273	(2)	**
1781 South Larkspur Drive
Golden, CO 80401

John Brownlie*
6040 Puma Ridge
Littleton, CO 80124	950,000	(2)	**

Scott Hazlitt*	1,025,000		**
9428 W. Highway 50
Salida. CO 81201

Ian A. Shaw*	100,000	(2)	**
98 Crimson Millway
Toronto, Ontario M2L IT6
Canada

John Postle*	100,000	(2)	**
2169 Constance Drive
Oakville Ontario
Canada L6J 5l2

Mark T. Nesbitt*	141,666	(2)(4)	**
1580 Lincoln St., Ste. 700
Denver CO 80203-1501

Strategic Precious Metal Fund	12,500,000	(5)	7.2%
c/o Banque Cantonale Vaoudoise
Place St-Francois 14
1003 Lausanne, Switzerland

RAB Special Situations
(Master) Fund Limited	12,648,552	(6)	7.4%
1 Adam Street
London, WC2N 6LE, UK

SPGP	20,270,000	(7)	11.8%
17, Avenue Matignon
75008 Paris, France

Standard Bank PLC	15,750,000	(8)	8.5%
320 Park Avenue
New York, NY 10022

Van Eck International Investors	10,000,000	(9)	5.8%
Gold Fund
99 Park Avenue
New York, NY 10016
and
Van Eck Long/Short Gold
Portfolio Ltd.
Ogier Fiduciary Services
PO box 1234
Queensgate House
South Church Street
Georgetown
Grand Cayman, Cayman Islands

All Officers and
Directors as a
Group (10 persons)	10,031,498	(2)(3)(4)	5.8%

*  Officer and/or Director of Capital Gold.
** Less than 1%.

(1)	Based upon 171,743,648 shares issued and outstanding as of October 12, 2007.

(2)
For Messrs. Dieterle, Pritchard, Chipman, Newell, Brownlie, Shaw, Postle and Nesbitt includes, respectively, 250,000 shares, 250,000 shares, 650,000 shares, 250,000 share, 450,000 shares, 100,000 shares, 100,000 shares and 100,000 shares issuable upon exercise of options.

(3)	Represents shares owned by Mr. Roningen’s wife. All of the foregoing shares are pledged as collateral for payment of a bank note.

(4)	Includes shares owned jointly with his wife.

(5)
Includes 2,500,000 shares issuable upon exercise of warrants issued in the January 2007 Private Placements. The securities are held of record by Banque Cantonale Vaudoise (as custodian). We have been advised that FidFund Management SA is the Fund Manager for Strategic Precious Metal Fund and that various persons at the Fund Manager, including its directors, Christian Piguet, Gino Leonardi, Ariane Ischi, Claudio Müller and Herzig Steve, share dispositive and voting power over the shares held by Strategic Precious Metal Fund.

(6)
The shares are held of record by Credit Suisse First Boston LLC. We have been advised that William P. Richards is the Fund Manager for RAB Special Situations (Master) Fund Limited, with dispositive and voting power over the shares held by RAB Special Situations (Master) Fund Limited.

(7)	We have been advised that Xavier Roulet, is a natural person with voting and investment control over shares of our common stock beneficially owned by SPGP.

(8)
Includes shares issuable upon exercise of warrants to purchase an aggregate of 13,600,000 shares. We have been advised that Standard Bank PLC’s directors and senior management are natural persons with voting and investment control over shares of our common stock beneficially owned by Standard Bank PLC.

(9)
Represents shares owned by the listed stockholders. Separately, the stockholders do not beneficially own in excess of 5% of our outstanding shares of Common Stock. However, both stockholders have identified Joseph Foster as a natural person with voting and investment control over shares of our common stock beneficially owned by the stockholders. Mr. Foster is the portfolio manager for Van Eck Associates Corporation and Van Eck Absolute Return Advisers Corp., the investment advisors for, respectively, Van Eck International Investors Gold Fund and Van Eck Long/Short Gold Portfolio Ltd.

Item 12. Certain Relationships and Related Transactions.

In January 2006, we extended the following stock options through January 3, 2007, all of which were exercisable at $0.05 per share: Messrs. Dieterle - 1,050,000 shares; Roningen - 500,000 shares; Pritchard - 327,727 shares; Newell - 500,000 shares; and Hazlitt - 25,000 shares. These options were exercised in 2007 for aggregate gross proceeds of $122,000.

Upon their engagement with us, we issued 50,000 two year options to Christopher Chipman, our Chief Financial Officer, (March 2006) and 200,000 two year options to John Brownlie, our Chief Operating Officer, (May 2006). Mr. Chipman’s options are exercisable at $.34 per share and are now fully vested. Mr. Brownlie’s options are exercisable at $.32 per share. 50,000 of Mr. Brownlie’s options vested upon issuance and the balance vest upon our achieving “Economic Completion” as that term is defined in the loan agreement with Standard Bank plc.

On November 30, 2006, our board of directors granted 100,000 common stock options to each of John Postle, Ian A. Shaw and Mark T. Nesbitt, our independent directors. The options are to purchase shares of our common stock at an exercise price of $0.33 per share (the closing price of our common stock on that date) for a period of two years. We utilized the Black-Scholes method to fair value the 300,000 options received by the directors and recorded approximately $40,000 as equity based compensation expense.

On December 13, 2006, we issued two year options to purchase our common stock at an exercise price of $0.36 per share to Mr. Brownlie and Mr. Chipman. These options are for the purchase of 250,000 shares and 100,000 shares, respectively.  We utilized the Black-Scholes method to fair value the 350,000 options received by these individuals and recorded approximately $48,000 as stock based compensation expense.

On March 22, 2007, we issued 500,000 shares of common stock to Mr. Brownlie under our 2006 Equity Incentive Plan. The fair value of the services provided in March 2007 amounted to $225,000 or $0.45 per share.

In May 2007, we issued an aggregate of 620,455 shares upon the exercise of options by our officers and directors for gross proceeds of $ 137,000 as follows: 70,455 shares to Gifford A. Dieterle, 50,000 shares to Jeffrey W. Pritchard, and 250,000 shares each to Roger A. Newell and the wife of Robert Roningen.

On June 13, 2007, we issued two year options to purchase our common stock at an exercise price of $0.384 per share to Mr. Chipman . These options are for the purchase of 500,000 shares and were issued under the 2006 Equity-Incentive Plan. We utilized the Black-Scholes Method to fair value these options and recorded approximately $65,000 as equity based compensation expense.

During the years ended July 31, 2006, we paid Roger Newell, our V.P. Development, $68,500 for professional geologist and management services rendered to us. During the years ended July 31, 2006, we paid Jack V. Everett, our V.P. Exploration, consulting fees of $88,500. During the years ended July 31, 2007 and 2006, we paid Robert Roningen, our Senior Vice President, legal and consulting fees of $24,000 and $8,000, respectively.

We utilize Caborca Industrial S.A. de C.V., a Mexican corporation 100% owned by Messrs. Dieterle and Pritchard, two of our officers and directors for mining support services. These services include but are not limited to the payment of mining salaries and related costs. Caborca Industrial bills us for these services at cost. Mining expenses charged by it amounted to approximately $702,000 and $122,000 for the year ended July 31, 2007 and 2006 and eliminate upon consolidation.

Item 13. Exhibits.

Exhibits

3.1	Certificate of Incorporation of Company.(20)

3.2	Amendments to Certificate of Incorporation of Company.(17)

3.3	Certificate of Merger (Delaware) (which amends our Certificate of Incorporation)(20)

3.4	Amended and Restated By-Laws of Company(14)

4.1	Specimen certificate representing our Common Stock.(8)

4.2	Form of Warrant for Common Stock of the Company issued in February 2005 private placement.(7)

4.3	Form of Warrant for Common Stock of the Company issued to Standard Bank.(9)

4.4	Form of Warrant for Common Stock of the Company issued in February and March 2006 private placement.(13)

4.5	Form of Warrant for Common Stock of the Company issued in the January 2007 private placement.(16)

4.6	Form of Placement Agent Warrant for Common Stock of the Company issued in the January 2007 private placement.(16)

10.1	Mining Claims (1)

10.2	Stock Purchase Option Agreement from AngloGold (2)

10.3	Letter of Intent with International Northair Mines Ltd. (2)

10.4	March 30, 2002 Minera Chanate Stock Purchase and Sale and Security Agreement (Sale by us and Holding of all of the stock of Minera Chanate) (In Spanish).(3)

10.5	English summary of March 30, 2002 Minera Chanate Stock Purchase and Sale and Security Agreement.(3)

10.6	Agreement between Santa Rita and Grupo Minero FG.(4)

10.7	Amendment to Agreement between Santa Rita and Grupo Minero FG.(5)

10.8	Termination Agreement between Santa Rita and Grupo Minero FG.(6)

10.9	English summary of El Charro agreement. (10)

10.10	Plan and agreement of merger (reincorporation). (11)

10.11	Contract between MSR and Sinergia Obras Civiles y Mineras, S.A. de C.V.(12)

10.12	Amendment to Contract between MSR and Sinergia Obras Civiles y Mineras, S.A. de C.V. (18)

10.13	Chipman Second Amended Engagement Agreement.

10.14	Employment Agreement with John Brownlie. (15)

10.15	June 1, 2006 EPCM agreement between MSR and a Mexican subsidiary of M3 Engineering & Technology Corporation (15)

10.16	Credit Agreement dated August 15, 2006 among MSR and Oro, as the borrowers, the Company, as the guarantor, and Standard Bank PLC, as the lender and the offshore account holder. (14)

10.17	Employment Agreement with Gifford A. Dieterle. (18)

10.18	Employment Agreement with Jeffrey W. Pritchard. (18)

10.19	Employment Agreement with J. Scott Hazlitt.

10.20	2006 Equity Incentive Plan. (19)

10.21	Amendment to Employment Agreement with Gifford A. Dieterle.

10.22	Amendment to Employment Agreement with Jeffrey W. Pritchard.

10.23	Amendment to Employment Agreement with John Brownlie.

10.24	Amendment to Employment Agreement with J. Scott Hazlitt.

21	Subsidiaries of the Registrant. (8)

23.1	Consent of Wolinetz, Lafazan & Company, P.C., independent registered public accountants.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

(1)	Previously filed as an exhibit to the Company's Registration Statement on Form S-18 (SEC File No. 2-86160-NY) filed on or about November 10, 1983, and incorporated herein by this reference.

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

(11)	Previously filed as Appendix B to the Company's Definitive 14A Proxy Statement filed with the Commission on or about October 7, 2005, and incorporated herein by this reference.

(12)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2005 filed with the Commission on or about December 15, 2005, and incorporated herein by this reference.

(13)	Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on or about February 16, 2006, and incorporated herein by this reference.

(14)	Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on or about August 16, 2006, and incorporated herein by this reference.

(15)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2006 filed with the Commission on or about June 19, 2006, and incorporated herein by this reference.

(16)	Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on or about January 29, 2007, and incorporated herein by this reference.

(17)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007 filed with the Commission on or about March 19, 2007, and incorporated herein by this reference.

(18)
Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2006 filed with the Commission on or about November 1, 2006, and incorporated herein by this reference.

(19)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2006 filed with the Commission on or about December 19, 2006, and incorporated herein by this reference.

(20)
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

Item 14. Principal Accountant Fees And Services.

All audit and professional services provided by Wolinetz, Lafazan & Company, P.C. (“WL”), Certified Public Accountants, will be approved in advance by the Audit Committee to assure such services do not impair the auditor's independence from us. The total aggregate fees billed by WL were $140,000 and $135,000 for the fiscal years ended July 31, 2007 and 2006, respectively. The following table shows the detailed fees billed to us by WL for professional services rendered during these fiscal years.

	Amount ($)
Description of Fees	2007	2006
Audit Fees	$130,000	$128,000
Audit-Related Fees	-	-
Tax Fees	10,000	7,000
All Other Fees	-	-

Total	$140,000	$135,000

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

All Other Fees

WL was paid no other fees for professional services during the fiscal years ended July 31, 2007 and 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GOLD CORPORATION

Dated: October 22, 2007	By:	/s/ Gifford A. Dieterle
Gifford A. Dieterle, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Gifford A. Dieterle	President,	October 22, 2007
Gifford A. Dieterle	Treasurer,
and Chairman of the Board of Directors

/s/ Christopher M. Chipman	Principal Financial
Christopher M. Chipman	and Accounting Officer	October 22, 2007

/s/ Robert N. Roningen	Director	October 23, 2007
Robert N. Roningen

/s/ John Brownlie	Director	October 22, 2007
John Brownlie

	Director	October , 2007
Roger A. Newell

/s/ Jeffrey W. Pritchard	Director	October 22, 2007
Jeffrey W. Pritchard

/s/ John Postle	Director	October 22, 2007
John Postle

/s/ Ian Shaw	Director	October 22, 2007
Ian Shaw

/s/ Mark T. Nesbitt	Director	October 22, 2007
Mark T. Nesbitt

SUPPLEMENTAL INFORMATION

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

NOT APPLICABLE.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Capital Gold Corporation
New York, New York

We have audited the accompanying consolidated balance sheet of Capital Gold Corporation and Subsidiaries (“the Company”) as of July 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended July 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Gold Corporation and Subsidiaries as of July 31, 2007 and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
October 12, 2007

CAPITAL GOLD CORPORATION
CONSOLIDATED BALANCE SHEET JULY 31, 2007

ASSETS
Current Assets:
Cash and Cash Equivalents	$2,225,482
Loans Receivable - Affiliate (Note 12 and 16)	46,995
Prepaid Expenses	72,216
Marketable Securities (Note 3)	90,000
Stockpiles and Ore on Leach Pads (Note 5)	2,996,459
Material and Supply Inventories (Note 4)	174,164
Deposits (Note 6)	878,694
Other Current Assets (Note 7)	1,675,236
Total Current Assets	8,159,246

Mining Concessions (Note 11)	67,441
Property & Equipment - net (Note 8)	18,000,285
Intangible Assets - net (Note 9)	576,867

Other Assets:
Other Investments (Note 13)	28,052
Deferred Financing Costs (Note 18)	581,420
Mining Reclamation Bonds (Note 10)	35,550
Other	42,285
Security Deposits	59,995
Total Other Assets	747,302

Total Assets	$27,551,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$617,216
Accrued Expenses	603,063
Derivative Contracts (Note 21)	595,623
Total Current Liabilities	1,815,902

Reclamation and Remediation Liabilities (Note 14)	1,249,103
Note Payable (Note 18)	12,500,000
Total Long-term Liabilities	13,749,103

Commitments and Contingencies
Stockholders’ Equity:
Common Stock, Par Value $.0001 Per Share;
Authorized 250,000,000 shares; Issued and
Outstanding 168,173,148 shares	16,817
Additional Paid-In Capital	54,016,375
Accumulated Deficit	(38,860,641)
Deferred Financing Costs (Note 18)	(3,438,058)
Deferred Compensation	(52,500)
Accumulated Other Comprehensive Income (Note 15)	304,143
Total Stockholders’ Equity	11,986,136
Total Liabilities and Stockholders’ Equity	$27,551,141

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	For The Years Ended
	July 31,
	2007	2006

Revenues	$-	$-
Costs and Expenses:
Mine Expenses	1,007,789	1,940,805
Selling, General and Administrative Expenses	2,760,085	2,135,493
Equity Based Compensation	133,015	89,391
Exploration	808,488	-
Depreciation and Amortization	891,104	38,969
Total Costs and Expenses	5,600,481	4,204,658

Loss from Operations	(5,600,481)	(4,204,658)

Other Income (Expense):
Interest Income	145,993	183,719
Interest Expense	(792,146)	-
Loss on Sale of Property and Equipment	-	(201,829)
Loss on change in fair value of derivative	(1,225,504)	(581,924)
Total Other Income (Expense)	(1,871,657)	(600,034)

Net Loss	$(7,472,138)	$(4,804,692)

Net Loss Per Common Share - Basic and Diluted	$(0.05)	$(0.04)

Weighted Average Common Shares Outstanding	149,811,266	112,204,471
The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Deferred		Total
	Shares	Amount	paid-in- capital	Accumulated Deficit	Income/ (Loss)	Financing Costs	Deferred Compensation	Stockholders’ Equity
Balance at July 31, 2005	95,969,216	95,969	31,851,724	(26,583,811)	157,714	(252,541)	-	5,269,055
Change in par value to $0.0001	-	(86,372)	86,372	-	-	-	-	-
Deferred Financing Costs	1,000,000	100	269,900	-	-	(270,000)	-	-
Issuance of common stock upon warrant and option exercises, net	4,825,913	482	741,338		-		-	741,820
Issuance of common stock upon warrant and option exercises, net	8,600,000	860	2,372,740		-		-	2,373,600
Private placement, net	21,240,000	2,124	4,997,376	-	-		-	4,999,500
Options and warrants issued for services			414,375	-			(52,500)	361,875
Unrealized loss on marketable securities	-	-	-		(60,000)		-	(60,000)
Equity adjustment from foreign currency translation				-	48,779		-	48,779
Net loss for the year ended July 31, 2006	-	-	-	(4,804,692)	-		-	(4,804,692)
Balance - July 31, 2006	131,635,129	13,163	40,733,825	(31,388,503)	146,493	(522,541)	(52,500)	8,929,937

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Deferred		Total
	Shares	Amount	paid-in- capital	Accumulated Deficit	Income/ (Loss)	Financing Costs	Deferred Compensation	Stockholders’ Equity
Balance at July 31, 2006	131,635,129	13,163	40,733,825	(31,388,503)	146,493	(522,541)	(52,500)	8,929,937
Deferred Financing Costs	1,150,000	115	350,635	-	-	(350,750)	-	-
Deferred Financing Costs	-	-	3,314,449	-	-	(3,314,449)	-	-
Amortization of Deferred Finance Costs	-	-	-	-	-	749,682	-	749,682
Options and warrants issued for services	-	-	215,670	-	-	-	-	215,670
Private Placement, Net	12,561,667	1,257	3,484,606					3,485,863
Common Stock issued for services provided	622,443	62	276,187	-	-	-	-	276,249
Common Stock issued upon the exercising of options and warrants	22,203,909	2,220	5,641,003					5,643,223
Change in fair value on interest rate swaps	-	-	-	-	(47,343)	-	-	(47,343)
Equity adjustment from foreign currency translation	-	-	-	-	204,993	-	-	204,993
Net loss for the year ended July 31, 2007	-	-	-	(7,472,138)	-		-	(7,472,138)
Balance at July 31, 2007	168,173,148	$16,817	$54,016,375	$(38,860,641)	$304,143	$(3,438,058)	$(52,500)	$11,986,136

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	For The
	Years Ended
	July 31,
	2007	2006
Cash Flow From Operating Activities:
Net Loss	$(7,472,138)	$(4,804,692)
Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	891,104	38,969
Accretion of Reclamation Obligation	30,788	-
Loss on Sale of Property and Equipment	-	201,829
Loss on change in fair value of derivative	766,356	581,924
Value of Common Stock and Warrants Issued for Services	491,919	361,875
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	(32,142)	(21,082)
(Increase) Decrease in Inventory	(2,458,297)	-
(Increase) Decrease in Other Current Assets	2,974,848	(5,243,003)
(Increase) in Other Deposits	(628,694)	(170,000)
(Increase) Decrease in Other Assets	(49,629)	755
Increase in Accounts Payable	358,245	166,932
Increase in Reclamation and Remediation Obligation	1,218,315	-
Increase in Accrued Expenses	246,393	165,895
Net Cash Used in Operating Activities	(3,662,932)	(8,720,598)

Cash Flow From Investing Activities:
(Increase) in Other Investments	(3,909)	(260)
Purchase of Mining, Milling and Other Property and
Equipment	(17,850,734)	(810,425)
Purchase of Intangibles	(570,000)	(89)
Proceeds on Sale of Mining, Milling and Other Property
and Equipment	-	192,000
Net Cash Used in Investing Activities	(18,424,643)	(618,774)

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED

	For The
	Years Ended
	July 31,
	2007	2006

Cash Flow From Financing Activities:
Advances to Affiliate	(5,250)	(10,326)
Proceeds from Borrowing on Credit Facility	12,500,000
Proceeds From Issuance of Common Stock, net	9,129,087	8,114,920
Deferred Finance Costs	(257,271)	(350,777)
Net Cash Provided By (Used In) Financing Activities	21,366,566	7,753,817
Effect of Exchange Rate Changes	204,992	45,506
Increase (Decrease) In Cash and Cash Equivalents	(516,017)	(1,540,049)
Cash and Cash Equivalents - Beginning	2,741,499	4,281,548
Cash and Cash Equivalents - Ending	$2,225,482	$2,741,499

Supplemental Cash Flow Information:
Cash Paid For Interest	$878,505	$-
Cash Paid For Income Taxes	$22,968	$15,099
Non-Cash Financing Activities:
Issuance of common stock and warrants as payment of financing costs	$3,665,199	$270,000
Change in Fair Value of Derivative Instrument	$47,343	$-

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007

NOTE 1 - Basis of Presentation

Capital Gold Corporation ("Capital Gold", "the Company", "we" or "us") was incorporated in February 1982 in the State of Nevada. During March 2003 the Company's stockholders approved an amendment to the Articles of Incorporation to change its name from Leadville Mining and Milling Corp. to Capital Gold Corporation. In November 2005, the Company reincorporated in Delaware. The Company owns rights to property located in the State of Sonora, Mexico and the California Mining District, Lake County, Colorado. The Company is engaged in the exploration, development and production for gold and other minerals from its properties in Mexico. All of the Company's mining activities are being performed in Mexico.

On June 29, 2001, the Company exercised an option and purchased from AngloGold North America Inc. and AngloGold (Jerritt Canyon) Corp. 100% of the issued and outstanding stock of Minera Chanate, S.A. de C.V., a subsidiary of those two companies (“Minera Chanate”). Minera Chanate's assets consisted of certain exploitation and exploration concessions in the States of Sonora, Chihuahua and Guerrero, Mexico. These concessions are sometimes referred to as the El Chanate Concessions.

Pursuant to the terms of the agreement, on December 15, 2001, the Company made a $50,000 payment to AngloGold. AngloGold will be entitled to receive the remainder of the purchase price by way of an ongoing percentage of net smelter returns of between 2% and 4% plus 10% net profits interest (until the total net profits interest payment received by AngloGold equals $1,000,000). AngloGold's right to a payment of a percentage of net smelter returns and the net profits interest will terminate at such point as they aggregate $18,018,355. In accordance with the agreement, the foregoing payments are not to be construed as royalty payments. Should the Mexican government or other jurisdiction determine that such payments are royalties, the Company could be subject to and would be responsible for any withholding taxes assessed on such payments.

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

During the fiscal year ended July 31, 2007, The Company exited the development stage since principal operations have commenced.

NOTE 2 - Summary of Significant Accounting Policies

Principals of Consolidation

The consolidated financial statements include the accounts of Capital Gold Corporation and its wholly owned and majority owned subsidiaries, Leadville Mining and Milling Holding Corporation, Minera Santa Rita, S.A de R.L. de C.V.(“MSR”) and Oro de Altar S. de R. L. de C.V. (“Oro”) as well as the accounts within Caborca Industrial S.A. de C.V. (“Caborca Industriale”), a Mexican corporation 100% owned by two of the Company’s officers and directors for mining support services. These services include, but are not limited to, the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at cost. This entity is considered a variable interest entity under accounting rules provided under FIN 46, “Consolidation of Variable Interest Entities”. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds and/or short term U.S. treasury bonds.

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

Stockpiles, Ore on Leach Pads and Inventories (“In-Process Inventory”)

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

Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process needs to be constantly monitored and estimates need to be refined based on actual results over time. The Company’s operating results may be impacted by variations between the estimated and actual recoverable quantities of gold on its leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value will be accounted for on a prospective basis.

In-process Inventory

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific processing facility, but include mill in-circuit, leach in-circuit, flotation and column cells and carbon in-pulp inventories. In-process material will be measured based on assays of the material fed into the process and the projected recoveries of the respective plant. In-process inventories will be valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

Precious Metals Inventory

Precious metals inventories will include gold doré and/or gold bullion. Precious metals that result from the Company’s mining and processing activities will be valued at the average cost of the respective in-process inventories incurred prior to the refining process, plus applicable refining costs.

Concentrate Inventory

Concentrate inventories represent gold concentrate available for shipment. The Company will value concentrate inventory at the average cost, including an allocable portion of refinery support costs and refining depreciation. Costs will be added and removed to the concentrate inventory based on tons of concentrate and will be valued at the lower of average cost or net realizable value.

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

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces or pounds in proven and probable reserves.

Impairment of Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Reclamation and Remediation Costs (“Asset Retirement Obligations”)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The Asset Retirement Obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the Asset Retirement Obligation at its mine site in accordance with FASB FAS No. 143, “Accounting for Asset Retirement Obligations.”

Deferred Financing Costs

Deferred financing costs which were included in other assets and a component of stockholders’ equity relate to costs incurred in connection with bank borrowings and are amortized over the term of the related borrowings.

Intangible Assets

Purchased intangible assets consisting of rights of way, easements and net profit interests are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the units of production method. It is the Company’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with SFAS 144. There was no impairment at July 31, 2007.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, loans receivable and accounts payable approximated fair value because of the short maturity of these instruments.

Revenue Recognition

Revenue will be recognized, net of treatment and refining charges, from a sale when the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured. Revenues from by-product sales will be credited to Costs applicable to sales as a by-product credit.

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

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Equity Based Compensation

In connection with offers of employment to the Company’s executives as well as in consideration for agreements with certain consultants, the Company issues options and warrants to acquire its common stock. Employee and non-employee awards are made at the discretion of the Board of Directors.

Such options and warrants may be exercisable at varying exercise prices currently ranging from $0.24 to $0.45 per share of common stock with certain of these grants becoming exercisable immediately upon grant subject to stockholder approval. Certain grants vest for a period of five months to two years (generally concurrent with service periods for grants to employees/consultants - See Note 20 - Employee and Consulting Agreements). Certain grants contain a provision whereby they become immediately exercisable upon a change of control.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant-date fair values of stock options and warrants granted during the years ended July 31, 2007 and 2006, were $0.33 and $0.35, respectively. The fair values of the options and warrants granted were estimated based on the following weighted average assumptions:

	Years ended July 31,
	2007	2006
Expected volatility	73%	95% - 165%
Risk-free interest rate	5.75%	5.75%
Expected dividend yield	-	-
Expected life	2.4 years	1-2 years

Stock option and warrant activity for employees during the year ended July 31, 2007 is as follows:

	Number of Options	Weighted Average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value
Outstanding at July 31, 2005	4,711,363	$.30	0.30	$1,277,977
Options granted	4,611,363.13		-	-
Options exercised	(590,909)	.05	-	-
Options expired	(3,161,363)	.05	-	-
Warrants and options outstanding at July 31, 2006	5,570,454	$.16	1.17	$702,250
Options granted	1,050,000	$.36	-	-
Options exercised	(3,570,909)	$.08	-	-
Options expired	(549,545)	$.22	-	-
Warrants and options outstanding at July 31, 2007	2,500,000	$.34	1.20	$255,000
Warrants and options exercisable at July 31, 2007	2,350,000	$.34	1.12	$237,000

Unvested stock option and warrant balances for employees at July 31, 2007 are as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Outstanding at August 1, 2006	-	-	-	$-
Options granted	150,000	$.32	0.92	18,000
Unvested Options outstanding at July 31, 2007	150,000	$.32	0.92	$18,000

Stock option and warrant activity for non-employees during the year ended July 31, 2007 is as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Outstanding at July 31, 2005	31,902,004	$.30	1.13	$3,430,120
Options granted	6,844,000.28		-	-
Options exercised	(12,835,004)	.29	-	-
Options expired	(350,000)	.10	-	-
Warrants and options outstanding at July 31, 2006	25,561,000	$.29	1.33	$1,939,530
Options granted	16,982,542	$.33	-	-
Options exercised	(18,633,000)	.29	-	-
Options expired	_(1,375,000)	.31	-	-
Warrants and options outstanding at July 31, 2007	22,535,542	$.33	1.48	$2,577,734
Warrants and options exercisable at July 31, 2007	22,535,542	$.33	1.48	$2,577,734

The impact on the Company’s results of operations of recording equity based compensation for the year ended July 31, 2007, for employees and non-employees was approximately $472,000 and reduced earnings per share by $0.00 per basic and diluted share.

As of July 31, 2007, there was $52,500 of unrecognized equity based compensation cost related to options granted to one executive which have not yet vested.

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

Reclassifications

Certain items in these financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s results of operations, stockholders’ equity or cash flows.

Net Loss Per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants, which amounted to 25,035,542 and 31,131,454 shares, are excluded from the calculation of diluted net loss per share for the fiscal year ended July 31, 2007 and 2006, respectively, since their effect is antidilutive.

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

The Company entered into interest rate swap agreements in accordance with the terms of its credit facility, which requires that the Company hedge at least 50 percent of the Company’s outstanding debt under this facility. The agreements entered into cover $9,375,000 or 75% of the outstanding debt. Both swaps covered this same notional amount of $9,375,000, but over different time horizons. The first covered the six months commencing October 11, 2006 and terminated on March 31, 2007 and the second covering the period from March 30, 2007 with a termination date of December 31, 2010. The interest rate swap agreements are accounted for as cash flow hedges, whereby “effective” hedge gains or losses are initially recorded in other comprehensive income and later reclassified to the interest expense component of earnings coincidently with the earnings impact of the interest expenses being hedged. “Ineffective” hedge results are immediately recorded in earnings also under interest expense. No component of hedge results will be excluded from the assessment of hedge effectiveness.

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

Recently Issued Accounting Pronouncements

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

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions".

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

Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The impact of this statement has not been determined.

NOTE 3 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

July 31, 2007
Marketable equity securities, at cost	$50,000
Marketable equity securities, at fair value (See Notes 12 & 16)	$90,000

NOTE 4 - Material and Supplies Inventories

July 31, 2007
Materials, supplies and other	$174,164

Total	$174,164

NOTE 5 - Stockpiles, Ore on Leach Pads and Inventories (“In-Process Inventory”)

July 31, 2007
Current:
Stockpiles & Ore on leach pads	$2,996,459

Total	$2,996,459

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

NOTE 6 - Deposits

Deposits are classified as current assets and represent payments made on mining equipment and contract for the Company’s El Chanate Project in Sonora, Mexico. Deposits are summarized as follows:

July 31, 2007
Advance payment on Mining Contract to Sinergia (Note 19)	$683,421
Equipment deposit	193,000
Other	2,273
Total Deposits	$878,694

NOTE 7 - Other Current Assets

Other current assets consist of the following as of July 31, 2007:

Value added tax to be refunded	$1,474,759
Asset held for resale	166,232
Other	34,245
Total Other Current Assets	$1,675,236

NOTE 8 - Property and Equipment

Property and Equipment consist of the following as of July 31, 2007:

Process equipment and facilities	$16,284,643
Asset retirement obligation	1,218,314
Mining equipment	863,485
Mineral properties	141,242
Computer and office equipment	212,057
Improvements	15,797
Furniture	22,488
Total	18,758,026
Less: accumulated depreciation	(757,741)
Property and equipment, net	$18,000,285

Depreciation expense for the year ended July 31, 2007 and 2006 was $720,186 and $33,838, respectively.

NOTE 9 - Intangible Assets

Intangible assets consist of the following as of July 31, 2007:

Repurchase of Net Profits Interest from FG	$500,000
Mobilization Payment to Mineral Contractor	70,000
Investment in Right of Way	18,000
Total	588,000
Less: accumulated amortization of Right of Way and Mobilization Payments	(11,133)
Intangible assets, net	$576,867

On September 13, 2006, the Company repurchased the 5% net profits interest formerly held by Grupo Minera FG (“FG”), and subsequently acquired by Daniel Gutierrez Cibrian, with respect to the operations at the El Chanate mine. That net profits interest had originally been granted to FG in connection with the April 2004 termination of the joint venture agreement between FG and Minera Santa Rita S. de R.L. de C.V. (“MSR”), the Company’s wholly owned Mexican subsidiary. FG also received a right of first refusal to carry out the works and render construction services required to effectuate the El Chanate Project. This right of first refusal is not applicable where a funding source for the project determines that others should render such works or services. FG has assigned or otherwise transferred to MSR all permits, licenses, consents and authorizations (collectively, “authorizations”) for which FG had obtained in its name in connection with the development of the El Chanate Project to the extent that the authorizations are assignable. To the extent that the authorizations are not assignable or otherwise transferable, FG has given its consent for the authorizations to be cancelled so that they can be re-issued or re-granted in MSR’s name. The foregoing has been completed. The purchase price for the buyback of the net profits interest was $500,000, and was structured as part of the project costs financed by the loan agreement with Standard Bank, Plc. (See Note 18). Mr. Cibrian retained a 1% net profits interest in MSR, payable only after a total US $20 million in net profits has been generated from operations at El Chanate. The Company recorded this transaction on its balance sheet as an intangible asset under guidance provided by FAS 142 - Goodwill and Other Intangible Assets to be amortized over the period of which the asset is expected to contribute directly or indirectly to the Company’s cash flow. On March 23, 2007, The Company reacquired the remaining 1% net profits interest (see Note 19).

The Right of Way and the Mobilization Payment were recorded at cost and are being amortized using the units of production method. Amortization expense for the year ended July 31, 2007 and 2006 was $7,002 and $4,131, respectively.

NOTE 10 - Mining Reclamation Bonds

These represent certificates of deposit that have been deposited as security for Mining Reclamation Bonds in Colorado. They bear interest at rates varying from 4.35% to 5.01% annually and mature at various dates through 2010.

NOTE 11 - Mining Concessions

Mining concessions consists of the following as of July 31, 2007:

El Chanate	$44,780
El Charro	25,324
Total	70,104
Less: accumulated amortization	(2,663)
Total	$67,441

The El Chanate concessions are carried at historical cost and are being amortized using the units of production method. They were acquired in connection with the purchase of the stock of Minera Chanate (see Note 1). Amortization expense for the year ended July 31, 2007 and 2006 was $2,663 and $0, respectively.

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

NOTE 14 - Reclamations and Remediation Liabilities (“Asset Retirement Obligations”)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The Asset Retirement Obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the Asset Retirement Obligation at each mine site. As of July 31, 2007, approximately $1,249,000 was accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

The following is a reconciliation of the liability for long-term Asset Retirement Obligations for the year ended July 31, 2007:

Balance at beginning of period	$-
Additions, changes in estimates and other	1,218,315
Liabilities settled	-
Accretion expense	30,788
Balance at end of period	$1,249,103

NOTE 15 - Other Comprehensive Income (Loss)-Supplemental Non-Cash Investing Activities

Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and unrealized gains and losses on marketable securities and is summarized as follows:

Balance - July 31, 2005	$157,714
Equity Adjustments from Foreign Currency Translation	48,779
Unrealized Gains (loss) on Marketable Securities	(60,000)
Balance - July 31, 2006	146,493
Change in fair value of derivative instrument	(47,343)
Equity Adjustments from Foreign Currency Translation	204,993
Unrealized Gains (loss) on Marketable Securities	-
Balance - July 31, 2007	$304,143

NOTE 16 - Related Party Transactions

In August 2002, the Company purchased marketable equity securities of a related company. The Company recorded approximately $9,000 and $10,350 in expense reimbursements including office rent from this entity for the year ended July 31, 2007 and 2006, respectively (see Notes 3 and 12).

The Company utilizes a Mexican Corporation 100% owned by two officers/Directors and stockholders of the Company for mining support services. These services include but are not limited to the payment of mining salaries and related costs. The Mexican Corporation bills the Company for these services at cost. Mining expenses charged by the Mexican Corporation and eliminated upon consolidation amounted to approximately $702,000 and $122,000 for the year ended July 31, 2007 and 2006, respectively.

During the years ended July 31, 2007 and 2006, the Company paid its V.P. Development and Director $0 and $68,500, respectively, for professional geologist and management services rendered to the Company. This individual also earned wages of $120,000 and $50,000 during the years ended July 31, 2007 and 2006 respectively. During the years ended July 31, 2007 and 2006, the Company paid its V.P. Exploration and Director consulting fees of $0 and $88,500, respectively. In addition, this individual earned wages of $120,000 during the year ended July 31, 2007. During the year ended July 31, 2007 and 2006, the Company paid a director legal and consulting fees of $24,000 and $8,000, respectively.

The Company’s V.P. Development and Director has, since 1995, been a senior consultant in the Minerals Advisory Group LLC, Tucson, Arizona, an entity that provided $3,000 of services to the Company for the year ended July 31, 2006.

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

On February 7, 2007, Robert Roningen resigned as the Company’s Secretary and, on February 9, 2007, John Brownlie, the Company’s Vice President of Operations, was appointed Chief Operating Officer and Jeffrey W. Pritchard, the Company’s Vice President of Investor Relations, was appointed Secretary. Mr. Brownlie’s appointment as the Company’s Chief Operating Officer did not result in any changes to his compensation arrangement under his employment agreement with the Company (see Note 23 for subsequent events).

NOTE 17 - Stockholders' Equity

Common Stock

At various stages in the Company’s development, shares of the Company’s common stock have been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of the services provided or property received.

The Company issued 1,150,000 shares of common stock and 12,600,000 common stock purchase warrants to Standard Bank as part of a commitment fee to entering into the credit facility on August 15, 2006, with its wholly-owned subsidiaries MSR and Oro. The Company recorded the issuance of the 1,150,000 shares of common stock and 12,600,000 warrants as deferred financing costs of approximately $351,000 and $3,314,000, respectively, as a reduction of stockholders' equity on the Company's balance sheet. The issuance of 1,150,000 shares was recorded at the fair market value of the Company's common stock at the closing date or $0.305 per share. The warrants were valued at approximately $3,314,000 using the Black-Scholes option pricing model and were reflected as deferred financing costs as a reduction of stockholders' equity on the Company’s balance sheet (See Note 18). The balance of deferred financing costs, net of amortization, as of July 31, 2007, as a reduction of stockholders' equity, was approximately $3,438,058. Amortization expense for the year ended July 31, 2007, was approximately $750,000.

The Company closed two private placements in January 2007 pursuant to which it issued an aggregate of 12,561,667 units, each unit consisting of one share of its common stock and a warrant to purchase ¼ of a share of its common stock at $0.30 per unit for proceeds of approximately $3,486,000, net of commissions of approximately $283,000. The Warrant issued to each purchaser in the January 2007 placements is exercisable for one share of common stock, at an exercise price equal to $0.40 per share. Each Warrant has a term of eighteen months and is fully exercisable from the date of issuance. The Company issued to the placement agents eighteen month warrants to purchase up to an aggregate of 942,125 shares of common stock at an exercise price of $0.30 per share. Such placement agent warrants are valued at approximately $142,000 using the Black-Scholes option pricing method.

The Company also received proceeds of approximately $5,643,000 during the year ended July 31, 2007, from the exercising of an aggregate of 22,203,909 of warrants issued in past private placements.

On March 22, 2007, the Company issued 500,000 shares of common stock to John Brownlie, the Company’s Chief Operating Officer under the Company’s 2006 Equity Incentive Plan. The fair value of the services provided in March 2007 amounted to $225,000 or $0.45 per share.

In March 2007, the Company issued 65,625 shares of common stock to an independent contractor for services provided related to the Company’s El Chanate project. The fair value of the services provided amounted to $26,250 or $0.40 per share. In April 2007, this independent contractor was engaged as the general manager of the Company’s El Chanate project for a six month term with an option for an additional six month term, if mutually agreed upon by both parties. Pursuant to the agreement, the Company issued 113,636 shares of common stock with a fair value of $50,000 or $0.44 per share at the fair market value of the Company’s common stock on the date of the agreement. The issuance of these shares vest over the six-month term. The independent contractor and the Company mutually agreed to terminate the contractor after three months as construction was complete. The Company issued 56,818 shares of the Company’s common stock on the vested portion of the 113,636 shares or 50%.

Recapitalization

The Board of Directors recommended an amendment to the Company's Certificate of Incorporation to increase the Company's authorized shares of capital stock from 200,000,000 to 250,000,000 shares. This amendment was approved by the stockholders on February 21, 2007 and the Company affected the authorized share increase on February 26, 2007.

Warrants and Options

On November 30, 2006, the Company’s board of directors granted 100,000 common stock options to each of John Postle, Ian A. Shaw and Mark T. Nesbitt, the Company’s independent directors. The options are to purchase shares of the Company’s common stock at an exercise price of $0.33 per share (the closing price of its common stock on that date) for a period of two years. The Company utilized the Black-Scholes method to fair value the 300,000 options received by the directors and recorded approximately $40,000 as equity based compensation expense.

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

On March 22, 2007, the Company issued two year options to purchase the Company’s common stock at an exercise price of $0.45 per share to the Company’s SEC Counsel. These options are for the purchase of 100,000 shares and were issued under the 2006 Equity-Incentive Plan. The Company utilized the Black-Scholes Method to fair value these options and recorded approximately $15,000 as equity based compensation expense.

On June 13, 2007, the Company issued two year options to purchase the Company’s common stock at an exercise price of $0.384 per share to the Company’s CFO. These options are for the purchase of 500,000 shares and were issued under the 2006 Equity-Incentive Plan. The Company utilized the Black-Scholes Method to fair value these options and recorded approximately $65,000 as equity based compensation expense.

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

The Plan is administered by the Company’s Board of Directors which has delegated the administration to the Company’s Compensation Committee. The Plan provides for Awards to be made to such of the Company’s employees, directors and consultants and its affiliates as the Board may select. As of July 31, 2007, 1,550,000 options and shares have been granted under the Plan.

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

NOTE 18 - Project Finance Facility

On August 15, 2006, the Company entered into a credit facility (the “Credit Facility”) involving its wholly-owned subsidiaries MSR and Oro, as borrowers, us, as guarantor, and Standard Bank plc (“Standard Bank”), as the lender and the offshore account holder. Under the Credit Facility, MSR and Oro have agreed to borrow money in an aggregate principal amount of up to US$12.5 million (the “Loan”) for the purpose of constructing, developing and operating the Company’s El Chanate Project (the “Mine”). The Company is guaranteeing the repayment of the loan and the performance of the obligations under the Credit Facility. The Loan is scheduled to be repaid in fourteen quarterly payments with the first principal payment due after certain Mine start-up production and performance criteria are satisfied, which the Company believes will occur in the first calendar quarter of 2008. The Loan bears interest at LIBOR plus 4.00%, with LIBOR interest periods of 1, 2, 3 or 6 months and with interest payable at the end of the applicable interest period. As of July 31, 2007, the outstanding amount on the credit facility was $12,500,000 and accrued interest on this facility was approximately $100,000.

The Credit Facility contains covenants customary for a project financing loan, including but not limited to restrictions (subject to certain exceptions) on incurring additional debt, creating liens on its property, disposing of any assets, merging with other companies and making any investments. The Company will be required to meet and maintain certain financial covenants, including (i) a debt service coverage ratio of not less than 1.2 to 1.0, (ii) a projected debt service coverage ratio of not less than 1.2 to 1.0, (iii) a loan life coverage ratio of at least 1.6 to 1.0, (iv) a project life coverage ratio of at least 2.0 to 1.0 and (v) a minimum reserve tail. The Company also is required to maintain a certain minimum level of unrestricted cash, and upon meeting certain Mine start-up production and performance criteria, MSR and Oro are required to maintain a specified amount of cash as a reserve for debt repayment.

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

As part of the fee for entering into and closing the Credit Facility, the Company issued to Standard Bank 1,150,000 shares of its restricted common stock and a warrant for the purchase of 12,600,000 shares of its common stock at an exercise price of $0.317 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Facility. Previously, pursuant to the mandate and commitment letter for the facility, the Company issued to Standard Bank 1,000,000 shares of its restricted common stock and a warrant for the purchase of 1,000,000 shares of its common stock at an exercise price of $0.32 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Facility. The Company recorded the issuance of the 1,000,000 shares of common stock as deferred financing costs of approximately $270,000 as a reduction of stockholders' equity on its balance sheet. The issuance of these shares was recorded at the fair market value of the Company’s common stock at the commitment letter date or $0.27 per share. In addition, the warrants were valued at approximately $253,000 using the Black-Scholes option pricing model and were reflected as deferred financing costs as a reduction of stockholders' equity on the Company’s balance sheet in 2006. The Company registered for public resale the 2,150,000 shares issued to Standard Bank and the 13,600,000 shares issuable upon exercise of warrants issued to Standard Bank.

In March 2006, The Company entered into a gold price protection arrangement to protect it against future fluctuations in the price of gold and interest rate swap agreements in October 2006 in accordance with the terms of the Credit Facility both with Standard Bank (See Note 21 for more details on these transactions).

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

On August 2, 2006, the Company amended the November 24, 2005 Mining Contract between its subsidiary, MSR, and Sinergia. Pursuant to the amendment, MSR's right to deliver the Notice to Proceed to Sinergia was extended to November 1, 2006. Provided that this Notice was delivered to Sinergia on or before that date, with a specified date of commencement of the Work (as defined in the contract) not later than February 1, 2007, the mining rates set forth in the Mining Contract would still apply; subject to adjustment for the rate of inflation between September 23, 2005 and the date of commencement of the work. As consideration for these changes, the Company paid Sinergia $200,000 of the requisite advance payment discussed below. On November 1, 2006, MSR delivered the Notice of Award specifying January 25, 2007, as the date of commencement of Work. Based on a revised crushing and stacking plan and since MSR is placing the leach pad overliner material both Sinergia and MSR mutually agreed to delay mining until the end of March 2007. Mining of the El Chanate Project initiated on March 25, 2007.

Pursuant to the Mining Contract, Sinergia, using its own equipment, generally is performing all of the mining work (other than crushing) at the El Chanate Project for the life of the mine. MSR delivered to the Contractor a mobilization payment of $70,000 and the advance payment of $520,000. The advance payments are recoverable by MSR out of 100% of subsequent payments due to Sinergia under the Mining Contract. Pursuant to the Mining Contract, upon termination, Sinergia would be obligated to repay any portion of the advance payment that had not yet been recouped. Sinergia’s mining rates are subject to escalation on an annual basis. This escalation is tied to the percentage escalation in Sinergia’s costs for various parts for its equipment, interest rates and labor. One of the principals of Sinergia is one of the former principals of FG. FG was the Company’s former joint venture partner.

On March 23, 2007, The Company reacquired the remaining 1% net profits interest in its Mexican affiliate, MSR from one of the successors to FG (“FG’s Successor”). When the joint venture was terminated in March 2004, FG received, among other things, a participation certificate entitling it to receive 5% of the annual dividends of MSR, when declared. The participation certificate also gave FG the right to participate, but not to vote, in the meetings of MSR’s Board of Managers, Technical Committee and Partners. In August 2006, the Company repurchased the participation certificate from FG’s Successor for $500,000 with FG’s Successor retaining a 1% net profits interest in MSR, payable only after a total $20 million in net profits has been generated from operations at El Chanate. The Company reacquired the remaining 1% net profits interest in consideration of its advancing $319,000 to Sinergia under the Mining Contract. FG’s Successor is a principal of Sinergia.

In June 2006, the Company's Mexican operating subsidiary retained the contracting services of Mexican subsidiary of M3 Engineering & Technology Corporation ("M3M") to provide EPCM (engineering procurement construction management) services. M3M supervised the construction and integration of the various components necessary to commence production at the El Chanate Project. The contracted services are not to exceed $1,200,000 and the contract is based on the EPCM services to be provided by M3M. This contract was completed as of July 31, 2007, and services provided pursuant to this contract by the contractor through this date amounted to approximately $1,026,000 pursuant to this contract.

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

Each executive has the right to terminate his employment agreement on 60 days’ prior written notice or, in the event of a material breach by the Company of any of the terms of the agreement, upon 30 days’ prior written notice. In the event of a claim of material breach by the Company of the agreement, the executive must specify the breach and its failure to either (i) cure or diligently commence to cure the breach within the 30 day notice period, or (ii) dispute in good faith the existence of the material breach. In the event that an agreement terminates due to the Company’s breach, the executive is entitled to severance payments in equal monthly installments beginning in the month following the executive’s termination equal to three month’ salary plus one additional month’s salary for each year of service to the Company. Severance payments cannot exceed 12 month’s salary.

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

Pursuant to a September 1, 2006 amended consulting agreement, Christopher Chipman is engaged as the Company’s Chief Financial Officer. Pursuant to the agreement, Mr. Chipman devotes approximately 50% of his time to the Company’s business and receives a monthly fee of $10,000. The agreement runs for an initial one year period, and is renewable thereafter for an additional year. Mr. Chipman can terminate the Agreement on 60 days notice. In conjunction with the amended consulting agreement, the Company entered into a change of control agreement similar to the agreements entered into with other executive officers; except that Mr. Chipman’s agreement renews annually and his benefits are based upon one times his base annual fee. In connection with the original engagement agreement with Mr. Chipman in March 2006, Mr. Chipman received a two year option to purchase an aggregate of 50,000 shares of Company common stock at an exercise price of $.34 per share. The option vested at the rate of 10,000 shares per month and are fully vested.

On May 12, 2006, the Company entered into an employment agreement with John Brownlie, pursuant to which Mr. Brownlie originally served as Vice President Operations. Mr. Brownlie became our Chief Operating Officer in February 2007. Mr. Brownlie serves as Vice President Operations. Mr. Brownlie receives a base annual salary of $150,000 and is entitled to annual bonuses. Upon his employment, he received options to purchase an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $.32 per share. 50,000 options vested immediately and the balance vest upon the Company achieving "Economic Completion" as that term is defined in the Standard Bank Credit Facility (when the Company has commenced mining operations and has been operating at anticipated capacity for 60 to 90 days). The term of the options is two years from the date of vesting. The agreement runs for an initial two year period, and automatically renews thereafter for additional one year periods unless terminated by either party within 30 days of a renewal date. The Company can terminate the agreement for cause or upon 30 days notice without cause. Mr. Brownlie can terminate the agreement upon 60 days notice without cause or, if there is a breach of the agreement by the Company that is not timely cured, upon 30 days notice. In the event that the Company terminates him without cause or he terminates due to the Company’s breach, he will be entitled to certain severance payments. The Company utilized the Black-Scholes method to fair value the 200,000 options received by Mr. Brownlie. The Company recorded approximately $70,000 as deferred compensation expense as of the date of the agreement and recorded the vested portion or $17,500 as stock based compensation expense for the year ended July 31, 2006.

On June 6, 2007, Jack V. Everett resigned as Vice President of Exploration and a Director of the Company and entered into a consulting agreement with the Company to provide mining and mineral exploration consultation services.

See Note 24 - Subsequent Events for changes to executives and executive compensation subsequent to the fiscal year ended July 31, 2007.

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

The first derivative was entered into on March 1, 2006 for a premium of $550,000; and the second was entered into on March 30, 2006 for a premium of $250,000. The gold price rose sharply during this period March 1, 2006 through July 31, 2006 and was the primary reason for the decrease in premium on the derivative contracts. As of July 31, 2007, the carrying value of this derivative liability was approximately $548,000. The change in fair value on these derivative contracts was approximately $1,226,000 for the year ended July 31, 2007. This reduction in fair value was recorded as an other expense on the Company’s income statement.

On October 11, 2006, prior to the Company’s initial draw on the Credit Facility, the Company entered into interest rate swap agreements in accordance with the terms of the Credit Facility, which requires that the Company hedge at least 50 percent of the Company’s outstanding debt under this facility. The agreements entered into cover $9,375,000 or 75% of the outstanding debt. Both swaps covered this same notional amount of $9,375,000, but over different time horizons. The first covered the six months commencing October 11, 2006 and terminated on March 31, 2007 and the second covering the period from March 30, 2007 with a termination date of December 31, 2010. The Company intends to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as the Company deems appropriate. However, any use of interest rate derivatives will be restricted to use for risk management purposes.

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

The interest rate swap agreements are accounted for as cash flow hedges, whereby “effective” hedge gains or losses are initially recorded in other comprehensive income and later reclassified to the interest expense component of earnings coincidently with the earnings impact of the interest expenses being hedged. “Ineffective” hedge results are immediately recorded in earnings also under interest expense. No component of hedge results will be excluded from the assessment of hedge effectiveness. The amount expected to be reclassified from OCI to earnings during the 12 months ending July 31, 2007 from these two swaps was determined to be immaterial. As of July 31, 2007, the Company’s derivative liability associated with these swap agreements amounted to approximately $48,000.

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

NOTE 22 - Income Taxes

For income tax purposes, the Company has available net operating loss carryforwards ("NOL") as of July 31, 2007 of approximately $21,000,000 to reduce future federal taxable income. If any of the NOL's are not utilized, they will expire at various dates through 2026. There may be certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership.

Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for each period as a result of the following:

	Year Ended July 31,
	2007	2006
Computed "expected" tax benefit	$8,103,638	$5,823,176
Decrease in tax benefit resulting from net operating loss for which no benefit is currently available	$8,103,638	$5,823,176

The Company has deferred tax assets of approximately $8,103,638 at July 31, 2007 resulting primarily from net operating loss carryforwards. The Deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding their future realization. The difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of $2,280,462 and $1,161,556 in 2007 and 2006, respectively.

NOTE 23 - Commitments and Contingencies

Minera Chanate Option

Under the terms of the Minera Chanate purchase agreement, Capital Gold has granted AngloGold's designee to receive a one-time option to purchase 51% of Minera Chanate (or such entity that owns the Minera Chanate concessions at time of exercise) based upon the achievements of certain events (see Note 1).

Lease Commitments

The Company occupies office space in New York City under a non-cancelable operating lease that commenced on September 1, 2007 and terminates on August 31, 2012. In addition to base rent, the lease calls for payment of utilities and other occupancy costs.

Approximate future minimum payments under this lease are as follows:

Fiscal Years Ending July 31,

2008	$118,000
2009	128,000
2010	128,000
2011	128,000
2012	128,000
2013	11,000

$641,000

Rent expense under the previous office lease in New York City was approximately $66,000 and $63,000 for the years ended July 31, 2007 and 2006, respectively.

Land Easement

On May 25, 2005, MSR entered into an agreement for an irrevocable access easement and an irrevocable fluids (electricity, gas, water and others) easement to land located at Altar, Sonora, Mexico. The term of the agreement is five years, extendable for 1-year additional terms, upon MSR’s request. The agreement would be suspended only by force majeure or Acts of God; and extendable for the duration of the suspension. In consideration for these easements, $18,000 was paid upon the signing of the agreement and yearly advance payments equal to two annualized general minimum wages (365 X 2 general minimum wages) in force in Altar, Sonora, Mexico, are required. These yearly payments are to be made on September 1 of each year, using the minimum wage in effect on that day for the calculation of the amount payable. These payments are to be made for as long as the construction and production mining works and activities of MSR are being carried out, and are to cease as soon as such works and activities are permanently stopped.

El Charro

In May 2005, the Company acquired rights to the El Charro concession for approximately $20,000 and a royalty of 1.5% of net smelter return. The Company acquired the El Charro concession because it is surrounded entirely by the Company’s other concessions.

NOTE 24 - Subsequent Events

On August 29, 2007, the Board increased the salaries of the Company’s executive officers to be commensurate with industry standards. The new salaries are as follows: Gifford A. Dieterle, President, Treasurer and Chairman of the Board, $250,000; John Brownlie, Chief Operating Officer, $225,000; Christopher Chipman, Chief Financial Officer, $175,000 (consulting fee); Jeffrey W. Pritchard, Vice President - Investor Relations and Secretary, $195,000; Roger A. Newell, Vice President - Development, $135,000; and J. Scott Hazlitt, Vice President - Mine Development, $135,000. The salary increase for Mr. Brownlie and the consulting fee increase for Mr. Chipman are retroactive to May 1, 2007 and the salary increase for Mr. Pritchard is retroactive to August 1, 2007. The Board also increased directors’ compensation to the Company’s independent directors and to Robert Roningen by $1,000 per month.

In May 2007, the Company completed an expanded 72-hole reverse circulation drilling campaign to identify additional proven and probable gold reserves at the El Chanate Project. The 72 holes totaled approximately 8,300 meters, and were positioned to fill in gaps in the ore body and test the outer limits of the currently known ore zones. The Company turned the assay data over to Independent Mining Consultants, Inc. (“IMC”) of Tucson, AZ to update the Company’s ore reserve and its mine plan. On August 30, 2007, IMC delivered to the Company’s an updated resource block model and an updated mine plan and mine production schedule (the “2007 Report”).

According to the 2007 Report, the Company’s proven and probable reserve tonnage has increased by approximately 97 percent from 19.9 million to 39.5 million metric tonnes with a gold grade of 0.66 grams per tonne (43.5 million US short tons at 0.019 ounces per ton). The open pit stripping ratio is 0.6:1 (0.6 tonnes of waste to one tonne of ore). The updated pit design for the revised plan in the 2007 Report is based on a plant recovery of gold that varies by rock types, but is expected to average 66.8%. A gold price of US$550 (three year average as of July 31, 2007 as determined by IMC) per ounce was used to re-estimate the reserves compared with a gold price of $450 per ounce used in the previous estimate. The Company is in the process of determining the impact this increase in proven and probable reserve tonnage will have on reclamation and remediation costs.

On September 10, 2007, Roger A. Newell resigned as Vice President of Development. He will continue to serve as a member of the Company’s Board of Directors.

On September 14, 2007, the Company entered into a Second Amended Engagement Agreement (the “Agreement”) with Christopher Chipman, the Company’s Chief Financial Officer, effective May 1, 2007. The Agreement supersedes and replaces Mr. Chipman’s prior agreement that expired on August 31, 2007. Pursuant to the Agreement, Mr. Chipman is engaged as the Company’s Chief Financial Officer and devotes approximately 85% of his time to its business. He receives a monthly fee of $14,583. The Agreement expires on August 31, 2009 and automatically renews for successive one-year periods, unless either party gives at least 30 days prior notice to the other party of its intent not to renew. Mr. Chipman can terminate the Agreement on 60 days prior notice. The Company can terminate the Agreement without cause on 30 days prior notice and for cause (as defined in the Agreement). The Agreement also terminates upon Mr. Chipman’s disability (as defined in the Agreement) or death. In the event that the Company terminates the Agreement without cause, Mr. Chipman will be entitled to a cash termination payment equal to his Annual Fee in effect upon the date of termination, payable in equal monthly installments beginning in the month following his termination. In the event the Agreement is terminated by Mr. Chipman at his election or due to his death or disability, Mr. Chipman will be entitled to the fees otherwise due and payable to him through the last day of the month in which such termination occurs. In conjunction with the Agreement, the Company entered into a change of control agreement similar to the agreements entered into with the Company’s other executive officers.

Subsequent to the fiscal year ended July 31, 2007, we issued an aggregate of 3,570,500 shares of stock upon the exercising of common stock purchase warrants for approximate gross proceeds of $1,106,000.

Subsequent to July 31, 2007, during August and September 2007, the Company produced approximately 6,850 ounces of gold and 5,222 ounces of silver. Of this production, the Company sold 6,384 ounces of gold for proceeds amounting to approximately $4,380,000.