Form 10QSB
period 2007-10-31
CAPITAL GOLD CORP
filed 2007-12-17
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 0-13078
CAPITAL GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

DELAWARE	13-3180530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

76 Beaver Street, 14th floor, New York, NY 10005
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

Yes	☒	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at December 7, 2007

Common Stock, par value $.0001 per share	174,493,648

Transitional Small Business Format (check one);

Yes	☐	No	☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three months ended October 31, 2007.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2007.

The results reflected for the three months ended October 31, 2007 are not necessarily indicative of the results for the entire fiscal year.

CAPITAL GOLD CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET OCTOBER 31, 2007 (UNAUDITED)

ASSETS
Current Assets:
Cash and Cash Equivalents	$3,915,916
Accounts Receivable	1,019,003
Stockpiles and Ore on Leach Pads (Note 4)	4,857,743
Material and Supply Inventories	375,409
Deposits (Note 5)	571,524
Marketable Securities (Note 3)	100,000
Prepaid Expenses	65,719
Loans Receivable - Affiliate (Note 10 and 13)	38,495
Other Current Assets (Note 6)	2,145,263
Total Current Assets	13,089,072

Mining Concessions (Note 9)	65,542
Property & Equipment - net (Note 7)	18,186,470
Intangible Assets - net (Note 8)	494,152

Other Assets:
Other Investments	28,052
Deferred Financing Costs (Note 15)	542,084
Mining Reclamation Bonds	35,550
Security Deposits	60,981
Total Other Assets	666,667

Total Assets	$32,501,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$914,682
Accrued Expenses	925,556
Derivative Contracts (Note 16)	726,881
Current Portion of Long-term Debt (Note 15)	2,040,000
Total Current Liabilities	4,607,119

Reclamation and Remediation Liabilities (Note 11)	1,310,084
Long-term Debt (Note 15)	10,460,000
Total Long-term Liabilities	11,770,084

Commitments and Contingencies
Stockholders’ Equity:
Common Stock, Par Value $.0001 Per Share; Authorized 250,000,000 shares; Issued and Outstanding 174,243,648 shares	17,424
Additional Paid-In Capital	56,149,878
Accumulated Deficit	(37,113,533)
Deferred Financing Costs (Note 15)	(3,205,406)
Deferred Compensation	(52,500)
Accumulated Other Comprehensive Income (Note 12)	328,837
Total Stockholders’ Equity	16,124,700
Total Liabilities and Stockholders’ Equity	$32,501,903

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	The Three Months Ended October 31,
	2007	2006
Revenues
Sales - Gold, net	$6,526,030	$-
Costs and Expenses:
Costs Applicable to Sales	2,204,434	-
Depreciation and Amortization	949,014	73,445
General and Administrative	794,362	632,237
Exploration	135,404	212,227
Equity Based Compensation	58,210	-
Total Costs and Expenses	4,141,424	917,909
Income (Loss) from Operations	2,384,606	(917,909)

Other Income (Expense):
Interest Income	19,726	21,578
Interest Expense	(280,865)	(22,581)
Other Income (Expense)	(18,413)	-
Loss on change in fair value of derivative	(357,946)	(241,857)
Total Other Income (Expense)	(637,498)	(242,860)

Net Income (Loss)	$1,747,108	$(1,160,769)

Income (Loss) Per Common Share
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Basic Weighted Average Common Shares Outstanding	170,854,825	132,597,627
Diluted Weighted Average Common Shares Outstanding	192,997,981	174,274,733

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
			Additional		Other	Deferred		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Financing	Deferred	Stockholders’
	Shares	Amount	capital	Deficit	Income/(Loss)	Costs	Compensation	Equity
Balance at July 31, 2007	168,173,148	$16,817	$54,016,375	$(38,860,641)	$304,143	$(3,438,058)	$(52,500)	$11,986,136
Amortization of Deferred Finance Costs	-	-	-	-	-	232,652	-	232,652
Equity Based Compensation	-	-	58,210	-	-	-	-	58,210
Common Stock issued upon the exercising of options and warrants	6,070,500	607	2,075,293					2,075,900
Change in fair value on interest rate swaps	-	-	-	-	(65,575)	-	-	(65,575)
Unrealized loss on marketable securities	-	-	-	-	10,000	-	-	10,000
Equity adjustment from foreign currency translation	-	-	-	-	80,269	-	-	80,269
Net income for the three months ended October 31, 2007	-	-	-	1,747,108	-	-	-	1,747,108
Balance at October 31, 2007	174,243,648	$17,424	$56,149,878	$(37,113,533)	$328,837	$(3,205,406)	$(52,500)	$16,124,700

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For The Three Months Ended October 31,
	2007	2006
Cash Flow From Operating Activities:
Net Income (Loss)	$1,747,108	$(1,160,769)
Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	949,014	73,445
Accretion of Reclamation Obligation	60,981	-
Loss on change in fair value of derivative, net	65,683	241,858
Value of Warrants Issued for Services	58,210	34,115
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(1,019,003)	-
Decrease in Prepaid Expenses	6,497	4,507
Increase in Inventory	(1,910,142)	-
(Increase) Decrease in Other Current Assets	(470,027)	4,145,478
Decrease (Increase) in Other Deposits	307,170	(1,429,110)
(Increase) Decrease in Other Assets	(986)	768
Increase in Accounts Payable	297,466	30,962
Increase in Accrued Expenses	322,493	227,445
Net Cash Provided By Operating Activities	414,464	2,168,699

Cash Flow From Investing Activities:
(Increase) in Other Investments	-	(6,572)
Purchase of Mining, Milling and Other Property and Equipment	(798,699)	(3,475,456)
Purchase of Intangibles	(90,000)	(500,000)

Net Cash Used in Investing Activities	(888,699)	(3,982,028)

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED (UNAUDITED)

	For The Three Months Ended October 31,
	2007	2006

Cash Flow From Financing Activities:
Advances to Affiliate	8,500	(2,250)
Proceeds from Borrowing on Credit Facility	-	1,250,000
Proceeds From Issuance of Common Stock	2,075,900	-
Deferred Finance Costs	-	(241,624)

Net Cash Provided By Financing Activities	2,084,400	1,006,126
Effect of Exchange Rate Changes	80,269	2,533
Increase (Decrease) In Cash and Cash Equivalents	1,690,434	(804,670)
Cash and Cash Equivalents - Beginning	2,225,482	2,741,498
Cash and Cash Equivalents - Ending	$3,915,916	$1,936,828

Supplemental Cash Flow Information:
Cash Paid For Interest	$878,505	$-
Cash Paid For Income Taxes	$455	$557
Non-Cash Financing Activities:
Issuance of common stock and warrants as payment of financing costs	$-	$3,665,199
Change in Fair Value of Derivative Instrument	$65,575	$91,682

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007

NOTE 1 - Basis of Presentation

Capital Gold Corporation ("Capital Gold", "the Company", "we" or "us") owns rights to property located in the State of Sonora, Mexico and the California Mining District, Lake County, Colorado. The Company is engaged in the production of gold and other minerals from its properties in Mexico as well as exploration for additional mineral properties. All of the Company's mining activities are being performed in Mexico.

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

Pursuant to the terms of the agreement, on December 15, 2001, the Company made a $50,000 payment to AngloGold. AngloGold is entitled to receive the remainder of the purchase price by way of an ongoing percentage of net smelter returns of between 2% and 4% plus 10% net profits interest (until the total net profits interest payment received by AngloGold equals $1,000,000). AngloGold's right to a payment of a percentage of net smelter returns and the net profits interest will terminate at such point as they aggregate $18,018,355. In accordance with the agreement, the foregoing payments are not to be construed as royalty payments. Should the Mexican government or other jurisdiction determine that such payments are royalties, the Company could be subject to and would be responsible for any withholding taxes assessed on such payments.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position and results of operations and cash flows for the periods presented. They include the accounts of Capital Gold Corporation and its wholly owned and majority owned subsidiaries, Leadville Mining and Milling Holding Corporation, Minera Santa Rita, S.A de R.L. de C.V.(“MSR”) and Oro de Altar S. de R. L. de C.V. (“Oro”) as well as the accounts within Caborca Industrial S.A. de C.V. (“Caborca Industriale”), a Mexican corporation 100% owned by two of the Company’s officers and directors for mining support services. These services include, but are not limited to, the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at cost. This entity is considered a variable interest entity under accounting rules provided under FIN 46, “Consolidation of Variable Interest Entities”. All significant intercompany accounts and transactions are eliminated in consolidation. Certain items in these financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s results of operations, stockholders’ equity or cash flows

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

NOTE 2 - Equity Based Compensation

In connection with offers of employment to the Company’s executives as well as in consideration for agreements with certain consultants, the Company issues options and warrants to acquire its common stock. Employee and non-employee awards are made at the discretion of the Board of Directors.

Such options and warrants may be exercisable at varying exercise prices currently ranging from $0.24 to $0.45 per share of common stock with certain of these grants becoming exercisable immediately upon grant. Certain grants vested or are vesting for a period of five months to two years, respectively. Also, certain grants contain a provision whereby they become immediately exercisable upon a change of control.

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

The cumulative effect of applying the forfeiture rates is not material. FAS 123R requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant-date fair values of stock options and warrants granted during the three months ended October 31, 2007 and 2006, were $0.43 and $0.31, respectively. The fair values of the options and warrants granted were estimated based on the following weighted average assumptions:

	Three months ended October 31,
	2007	2006
Expected volatility	47.60 - 49.85%	134%
Risk-free interest rate	4.31%	6.25%
Expected dividend yield	-	-
Expected life	2.0 years	4.5 years

Stock option and warrant activity for employees during the three months ended October 31, 2007 is as follows:

	Number of Options	Weighted Average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Outstanding at July 31, 2006	5,570,454	$.16	1.17	$702,250
Options granted	1,050,000	$.36
Options exercised	(3,570,909)	$.08	-	-
Options expired	(549,545)	$.22	-	-
Warrants and options outstanding at July 31, 2007	2,500,000	$.34	1.20	$255,000

Options granted	-	-	-	-
Options exercised	-	-	-	-
Options expired	-	-	-	-
Warrants and options outstanding at October 31, 2007	2,500,000	$.34	0.95	$730,000
Warrants and options exercisable at October 31, 2007	2,350,000	$.34	0.89	$683,500

Unvested stock option and warrant balances for employees at October 31, 2007 are as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value

Outstanding at August 1, 2007		-	-	$-
Options granted	150,000	$.32	0.67	18,000
Unvested Options outstanding at October 31, 2007	150,000	$.32	0.67	$18,000

Stock option and warrant activity for non-employees during the three months ended October 31, 2007 is as follows:

	Number of Options	Weighted Average exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value

Outstanding at July 31, 2006	25,561,000	$.29	1.33	$1,939,530
Options exercised	(18,633,000)	.29	-	-
Options expired	(1,375,000)	.31	-	-
Warrants and options outstanding at July 31, 2007	22,535,542	$.33	1.48	$2,577,734

Options granted*	465,000	$.45	-	-
Options exercised	(6,070,500)	.34	-	-
Options expired	(680,000)	.30	-	-
Warrants and options outstanding at October 31, 2007	16,250,042	$.33	1.47	$4,971,897
Warrants and options exercisable at October 31, 2007	16,250,042	$.33	1.47	$4,971,897

* Issuances under Equity Incentive Plan

The impact on the Company’s results of operations of recording equity based compensation for the three months ended October 31, 2007, for employees and non-employees was approximately $58,000 and reduced earnings per share by $0.00 per basic and diluted share.

As of October 31, 2007, there was $52,500 of unrecognized equity based compensation cost related to options granted to one executive which have not yet vested.

NOTE 3 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

October 31, 2007

Marketable equity securities, at cost	$50,000

Marketable equity securities, at fair value (See Notes 10 & 13)	$100,000

NOTE 4 - Stockpiles, Ore on Leach Pads and Inventories (“In-Process Inventory”)

October 31, 2007

Current:

Stockpiles & Ore on leach pads	$4,857,743

Total	$4,857,743

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

NOTE 5 - Deposits

Deposits are classified as current assets and represent advance payments made on the Company’s mining contract and on mining equipment regarding the El Chanate Project in Sonora, Mexico. Deposits are summarized as follows:

October 31, 2007

Advance payments on mining contract	$439,900
Equipment deposits	100,283
Other	31,341
Total Deposits	$571,524

NOTE 6 - Other Current Assets

Other current assets consist of the following as of October 31, 2007:

Value added tax to be refunded	$1,914,334
Asset held for resale	166,232
Other	64,697
Total Other Current Assets	$2,145,263

NOTE 7 - Property and Equipment

Property and Equipment consist of the following as of October 31, 2007:

Process equipment and facilities	$16,739,729
Asset retirement obligation	1,218,314
Mining equipment	970,697
Mineral properties	141,242
Construction in progress	205,214
Computer and office equipment	241,542
Improvements	15,797
Furniture	24,858
Total	19,557,393
Less: accumulated depreciation	(1,370,923)
Property and equipment, net	$18,186,470

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the Units of Production (“UOP”) and straight-line method at rates sufficient to depreciate such costs over the estimated productive lives, which do not exceed the related estimated mine lives, of such facilities based on proven and probable reserves.

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the UOP method over the estimated life of the ore body based on estimated recoverable ounces or pounds in proven and probable reserves.

Depreciation expense for the three months ended October 31, 2007 and 2006 was $615,082 and $12,267, respectively.

NOTE 8 - Intangible Assets

Intangible assets consist of the following as of October 31, 2007:

Repurchase of Net Profits Interest from FG	$500,000
Water Rights	134,070
Mobilization Payment to Mineral Contractor	70,000
Investment in Right of Way	18,000
Total	722,070
Accumulated Amortization	(227,918)
Intangible assets, net	$494,152

Purchased intangible assets consisting of rights of way, water rights, easements and net profit interests are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the UOP method. It is the Company’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with SFAS 144. There was no impairment at October 31, 2007.

Amortization expense for the three months ended October 31, 2007 and 2006 was $211,666 and $900, respectively.

NOTE 9 - Mining Concessions

Mining concessions consists of the following as of October 31, 2007:

El Chanate	$44,780
El Charro	25,324
Total	70,104
Less: accumulated amortization	(4,562)
Total	$65,542

The El Chanate concessions are carried at historical cost and are being amortized using the UOP method. They were acquired in connection with the purchase of the stock of Minera Chanate (see Note 1).

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

NOTE 11 - Reclamations and Remediation Liabilities (“Asset Retirement Obligations”)

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The Asset Retirement Obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the Asset Retirement Obligation at each mine site.

The following is a reconciliation of the liability for long-term Asset Retirement Obligation:

Balance at July 31, 2007	$1,249,103
Additions, changes in estimates and other	-
Liabilities settled	-
Accretion expense	60,981
Balance at October 31, 2007	$1,310,084

NOTE 12 - Other Comprehensive Income (Loss)-Supplemental Non-Cash Investing Activities

Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and unrealized gains and losses on marketable securities and is summarized as follows:

Balance at July 31, 2007	$304,143
Equity Adjustments from Foreign Currency Translation	80,269
Change in fair value of derivative instrument	(65,575)
Unrealized Gains (loss) on Marketable Securities	10,000
Balance - October 31, 2007	$328,837

NOTE 13 - Related Party Transactions

In August 2002, the Company purchased marketable equity securities of a related company. The Company recorded approximately $2,250 in expense reimbursements including office rent from this entity for the three months ended October 31, 2007 and 2006, respectively (see Notes 3 and 10).

The Company utilizes a Mexican Corporation 100% owned by two officers/Directors and stockholders of the Company for mining support services. These services include but are not limited to the payment of mining salaries and related costs. The Mexican Corporation bills the Company for these services at cost. Mining expenses charged by the Mexican Corporation and eliminated upon consolidation amounted to approximately $609,000 and $113,000 for the three months ended October 31, 2007 and 2006, respectively.

NOTE 14 - Stockholders' Equity

Common Stock

At various stages in the Company’s development, shares of the Company’s common stock have been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of the services provided or property received.

During the three months ended October 31, 2007, the Company received proceeds of $2,075,900 from the exercising of an aggregate of 6,070,500 warrants issued in past private placements.

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

The Plan is administered by the Company’s Board of Directors which has delegated the administration to the Company’s Compensation Committee. The Plan provides for Awards to be made to such of the Company’s employees, directors and consultants and its affiliates as the Board may select. As of October 31, 2007, 2,015,000 options and shares have been granted under the Plan.

In August 2007, the Company issued two year options to purchase the Company’s common stock at exercise prices ranging from $0.38 to $0.50 per share for professional services rendered. These options are for the purchase of 465,000 shares and were issued under the 2006 Equity-Incentive Plan. The Company utilized the Black-Scholes Method to fair value these options and recorded approximately $58,000 as equity based compensation expense.

NOTE 15 - Debt

Long term debt consists of the following:

October 31, 2007

Total long-term debt	$12,500,000

Less current portion	2,040,000

Long-term debt	$10,460,000

The Company entered into a credit facility (the “Credit Facility”) in 2006 involving its wholly-owned subsidiaries MSR and Oro, as borrowers, us, as guarantor, and Standard Bank plc (“Standard Bank”), as the lender and the offshore account holder. Under the Credit Facility, MSR and Oro borrowed money in an aggregate principal amount of US$12,500,000 (the “Loan”) for the purpose of constructing, developing and operating the Company’s El Chanate Project (the “Mine”). The Company guaranteed the repayment of the loan and the performance of the obligations under the Credit Facility. The Loan is scheduled to be repaid in fourteen quarterly payments with the first principal payment due after certain Mine start-up production and performance criteria are satisfied, which the Company believes will occur in the first calendar quarter of 2008. The Loan bears interest at LIBOR plus 4.00%, with LIBOR interest periods of 1, 2, 3 or 6 months and with interest payable at the end of the applicable interest period. As of October 31, 2007, the outstanding amount on the credit facility was $12,500,000 and accrued interest on this facility was approximately $93,000.

The Credit Facility contains covenants customary for a project financing loan, including but not limited to restrictions (subject to certain exceptions) on incurring additional debt, creating liens on its property, disposing of any assets, merging with other companies and making any investments. The Company will be required to meet and maintain certain financial covenants, including (i) a debt service coverage ratio of not less than 1.2 to 1.0, (ii) a projected debt service coverage ratio of not less than 1.2 to 1.0, (iii) a loan life coverage ratio of at least 1.6 to 1.0, (iv) a project life coverage ratio of at least 2.0 to 1.0 and (v) a minimum reserve tail. The Company also is required to maintain a certain minimum level of unrestricted cash, and upon meeting certain Mine start-up production and performance criteria, MSR and Oro are required to maintain a specified amount of cash as a reserve for debt repayment. The Loan is secured by all of the tangible and intangible assets and property owned by MSR and Oro.

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

NOTE 16 - Sales Contracts, Commodity and Financial Instruments

In March 2006, in conjunction with the Company’s credit facility, the Company entered into two identically structured derivative contracts with Standard Bank (See Note 15). Each derivative consisted of a series of forward sales of gold and a purchase gold cap. The Company agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. The Company also agreed to a purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. While the period of the derivative contracts has commenced, the Company does not anticipate any material adverse effect from the fact that it has not commenced to sell gold because the price of gold is substantially above $535 per ounce. Under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), these contracts must be carried on the balance sheet at their fair value, with changes to the fair value of these contracts reflected as Other Income or Expense. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

The first derivative was entered into on March 1, 2006 for a premium of $550,000; and the second was entered into on March 30, 2006 for a premium of $250,000. As of October 31, 2007, the carrying value of this derivative liability was approximately $612,000. The change in fair value on these derivative contracts was approximately $358,000 for the three months ended October 31, 2007. This reduction in fair value was recorded as an other expense on the Company’s income statement.

Rather than modifying the original Gold Price Protection agreement with Standard Bank to satisfy these forward sale obligations, the Company has opted for a net cash settlement between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per oz. The Company has paid Standard Bank approximately $753,000 in 2007 on the settlement of 21,517 ounces with corresponding reductions in the Company’s derivative liability ($294,000 or 8,391 ounces of gold during the three months ended October 31, 2007). The remaining ounces to settle with regard to this agreement amounted to 100,410 as of October 31, 2007.

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

The interest rate swap agreements are accounted for as cash flow hedges, whereby “effective” hedge gains or losses are initially recorded in other comprehensive income and later reclassified to the interest expense component of earnings coincidently with the earnings impact of the interest expenses being hedged. “Ineffective” hedge results are immediately recorded in earnings also under interest expense. No component of hedge results will be excluded from the assessment of hedge effectiveness. The amount expected to be reclassified from other comprehensive income to earnings during the year ending July 31, 2008 from these two swaps was determined to be immaterial. As of October 31, 2007, the Company’s derivative liability associated with these swap agreements amounted to approximately $115,000.

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

NOTE 17 - Employee and Consulting Agreements

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

On September 10, 2007, Roger A. Newell resigned as our Vice President of Development.

NOTE 18 - Income Taxes

The Company operates mainly in North America and accordingly will be subject to annual income taxes under the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and will pay the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

No provision for income taxes was made by the Company during the three months ended October 31, 2007, as MSR has available net operating loss carryforwards to reduce current and future taxable income.

Note 19 - Concentrations of Credit Risk

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

General

Through wholly-owned subsidiaries, Capital Gold Corporation owns 100% of 16 mining concessions located in the Municipality of Altar, State of Sonora, Republic of Mexico totaling approximately 3,544 hectares (8,756 acres or 13.7 square miles). We commenced mining operations on two of these concessions in late March 2007 and achieved gold production and revenue from operations in early August 2007. We sometimes refer to the operations on these two concessions as the El Chanate Project. Our results of operations differ from preceding periods because we now are realizing revenue from operations.

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

El Chanate Project

Production Summary

	Metric	U.S.
Materials
Reserves
Proven	26.7 Million Tonnes @ 0.68 g/t*	29.4 Million Tons @ 0.0198 opt*
Probable	12.8 Million Tonnes @ 0.61g/t*	14.1 Million Tons @ 0.0179 opt*
Total Reserves	39.5 Million Tonnes @ 0.66 g/t*	43.5 Million Tons @ 0.0192 opt*
Waste	24.1 Million Tonnes	26.6 Million Tons
Total	63.6 Million Tonnes	70.1 Million tons

Contained Gold	25.89 Million grams	832,280 Oz

Production
Ore Crushed**	2.6 Million Tonnes /Year	2.87 Million Tons/Year
	7,500 Mt/d	8,267 t/d

Operating Days/Year	365 Days per year	365 Days per year
Gold Plant Average Recovery	66.8%	66.8%
Average Annual Production**	1.35 Million grams	43,414 Oz
Total Gold Produced	17.29 Million grams	555,960 Oz

* “g/t” means grams per metric tonne, “opt” means ounces per ton, “Mt/d” means metric tonnes per day and “t/d” means tons per day. The reserve estimates are based on a recovered gold cutoff grade of 0.17 to 0.21 grams per metric tonne, depending on the operating year, and as described below.

** Based on mining rate of 7,500 metric tonnes per day of ore. It does not take into account the anticipated increase to 10,000 metric tonnes per day or more.

Through October 31, 2007, approximately 1.45 million tonnes of ore had been placed on the leach pad containing an estimated 40,100 ounces of gold. Of these ounces, approximately 26,800 are estimated to be recoverable. The recovery period is estimated to be approximately three months. Gold production for the three months ended October 31, 2007, totaled approximately 9,600 ounces of Gold.

Gold production at El Chanate is currently near the feasibility study rate of 4,000 ounces per month. We have started to ramp up daily tonnage levels from 7,500 tonnes per day (“tpd”) to 10,000 tpd. This should boost our gold production toward 5,000 ounces per month (60,000 ounces per year). Initially, we anticipate that the increased plant throughput will not require any capital since an additional ore crushing and stacking capacity was factored into the original design.

With the recent reserve increase, we are analyzing what steps are necessary to effectively increase production rates to 70,000 to 80,000 ounces per year by 2009 and improve gold recoveries by conducting further metallurgical test work at our laboratory facilities at the mine. We will continue our ongoing studies to possibly increase production levels to 100,000 ounces per year thereafter. To this end, we have engaged Golder Engineering and its Mexican associates to supply engineering services for leach pad expansion and to study the impact of the planned mining increase. Golder previously successfully completed the construction management of our existing leach pads. In addition, we are discussing options available with the crusher manufacturer, Excel Machinery, with regards to adding an additional secondary crusher into the crushing circuit, to enable the system to handle increased tonnage. We anticipate that another crusher should move daily tonnage up closer to 15,000 tpd. The estimated cost to achieve these increased production rates will be approximately $7,000,000 over a two year period. Management intends to fund these expansion costs through revenues from gold sales, additional bank financing and/or the sale of our securities; however, we cannot assure that adequate additional funding, if needed, will be available to fund this expansion activity.

We are actively investigating other exploration projects in northern Mexico.

Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our are unaudited interim financial statements and related notes included elsewhere in this report.

Three months ended October 31, 2007 compared to Three months ended October 31, 2006

Net income for the three months ended October 31, 2007 was approximately $1,747,000 compared to a net loss, of approximately $1,161,000 for the three months ended October 31, 2006. The principal reason for this transition was our realizing revenue from operations during the current quarter. Net income per common share was $0.01 for the three months ended October 31, 2007, on both a basic and diluted basis. The net loss per share for the same period in 2006 was $0.01 on both a basic and diluted basis.

Revenues & Costs Applicable to Sales

Gold sales in the current period totaled approximately $6,526,000. We sold 9,194 ounces at an average realizable price per ounce of $710 (the London Bullion Market Association average gold PM fix was $711 for the current period). Costs applicable to sales were approximately $2,204,000 for the current period. There were no metal sales in 2006. Our cash cost and total cost per ounce sold was $239 and $311, respectively, for the current period.

Depreciation and Amortization

Depreciation and amortization expense during the three months ended October 31, 2007 and 2006 was approximately $ 949,000 and $73,000, respectively. The primary reason for the increase was due to depreciation and amortization charges related to the El Chanate development costs as well as deferred financing costs resulting from the Credit Facility entered into in August 2006 with Standard Bank Plc. This accounted for approximately $272,000 and $60,000 of the amortization expense during the three months ended October 31, 2007 and 2006, respectively.

General and Administration Expense

General and administrative expenses during the three months ended October 31, 2007 were approximately $794,000, an increase of approximately $162,000 or 26% from the three months ended October 31, 2006. The increase in general and administrative expenses resulted primarily from higher salaries and wages, higher investor relations fees as well as an increase in insurance costs versus the same period a year earlier.

Exploration Expense

Exploration expense during the three months ended October 31, 2007 and 2006 was approximately $135,000 and $212,000, respectively. The primary reason for the decrease in exploration expenses was our focus on achieving normal operating levels during the quarter. Notwithstanding the foregoing, we have initiated various other exploration projects in northern Mexico.

Equity Based Compensation

Equity based compensation during the three months ended October 31, 2007 was approximately $58,000 as compared to $0 in costs for the same period a year earlier. This increase primarily resulted from the issuance of stock options for professional services provided during the 2007 quarter.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the three months ended October 31, 2007 and 2006, was approximately $358,000 and $242,000, respectively, and was reflected as an other expense. This was primarily due to the change in fair value of our two identically structured derivative contracts with Standard Bank which correlates to fluctuations in the gold price during the 2007 quarter. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

Interest expense was approximately $281,000 for the three months ended October 31, 2007 compared to approximately $23,000 for the same period in 2006. This increase was mainly due to higher interest charges incurred during the current period related to our fully outstanding credit facility with Standard Bank. As of October 31, 2007 and 2006, there was $12,500,000 and $1,250,000 outstanding, respectively, on this credit facility.

Changes in Foreign Exchange Rates

During the three months ended October 31, 2007, we recorded equity adjustments from foreign currency translations of approximately $80,000. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar and are included as a component of other comprehensive income.

Summary of Quarterly Results
(000’s except per share Data)

	For the three Months ended October 31, 2007	For the three Months ended October 31, 2006

Revenues	6,526	-
Net Income (loss)	1,747	(1,161)
Basic net income (loss) per share	0.01	(0.01)
Diluted net income (loss) per share	0.01	(0.01)

Liquidity and Capital Resources

As of October 31, 2007, we had approximately $3,916,000 in cash and cash equivalents and working capital of approximately $8,482,000, an increase of $2,149,000 as of July 31, 2007. Cash provided by operating activities during the three months ended October 31, 2007 was approximately $415,000, which primarily represents cash flows resulting from our realization of revenue from operations during the current quarter. Cash used in investing activities during the three months ended October 31, 2007, amounted to approximately $889,000, primarily from mine development activities related to our El Chanate Project. Cash provided by financing activities during the three months ended October 31, 2007 amounted to approximately $2,084,000, primarily from the exercising of 6,070,500 warrants for gross proceeds of approximately $2,076,000. We believe that our available funds in conjunction with anticipated revenues from gold sales will be adequate to cover operating activities at El Chanate for the life of mine.

In March 2006, we entered into a gold price protection arrangement with Standard Bank to protect us against future fluctuations in the price of gold. We agreed to a series of gold forward sales and call option purchases in anticipation of entering into the Credit Facility. Under the price protection agreement, we have agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We will also purchase call options from Standard Bank on a quarterly basis during this same period covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. To date, rather than modifying the original Gold Price Protection agreement with Standard Bank to satisfy these forward sale obligations, we have opted for a net cash settlement between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per oz. We have paid Standard Bank approximately $753,000 in 2007 on the settlement of 21, 517 ounces with corresponding reductions in our derivative liability ($294,000 or 8,391 ounces of gold) during the three months ended October 31, 2007. The remaining ounces to settle with regard to this agreement amounted to 100,410 as of October 31, 2007.

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

While we believe that our available funds in conjunction with anticipated revenues from gold sales will be adequate to cover operating activities at El Chanate and general and administrative expenses for the life of the mine, if we encounter unexpected problems we may need to raise additional capital. We also may need to raise additional capital for significant property acquisitions and/or exploration activities. To the extent that we need to obtain additional capital, management intends to raise such funds through the sale of our securities and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding, if needed, will be available. If we need additional capital and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities. Please see “We just recently started to receive cash flow from operations and, historically, have relied on external funding sources. While we believe that we will continue to generate cash flow from operations and generate profits, if we encounter unexpected problems, we may need to raise additional capital. If additional capital is required and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities.” in “Risk Factors” below.

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

Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We do not anticipate this having a material impact on our financial statements.

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

Property, Plant and Mine Development

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the UOP and straight-line method at rates sufficient to depreciate such costs over the estimated productive lives, which do not exceed the related estimated mine lives, of such facilities based on proven and probable reserves.

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property will be capitalized as incurred and are amortized using the UOP method over the estimated life of the ore body based on estimated recoverable ounces or pounds in proven and probable reserves.

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

Intangible Assets

Purchased intangible assets consisting of rights of way, easements and net profit interests are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the UOP method. It is our policy to assess periodically the carrying amount of our purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with SFAS 144. There was no impairment at October 31, 2007.

Fair Value of Financial Instruments

The carrying value of our financial instruments, including cash and cash equivalents, accounts receivable, loans receivable and accounts payable approximated fair value because of the short maturity of these instruments.

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

Until recently, we had no producing properties and, historically, have operated at a loss. We only commenced gold producing activities and started to generate revenues in August 2007. Our ultimate success will depend on our ability to generate profits from our properties. Our viability is largely dependent on the successful commercial development of our El Chanate gold mining project in Sonora, Mexico. While we have commenced revenue producing mining operations, we cannot assure that revenues will continue to cover cash flow or continue to generate profits.

We just recently started to receive cash flow from operations and, historically, have relied on external funding sources. While we believe that we will continue to generate cash flow from operations and generate profits, if we encounter unexpected problems, we may need to raise additional capital. If additional capital is required and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities.

Prior to the first fiscal quarter of 2008, we were not able to generate cash flow from operations. While we now are generating positive cash flow and profits, if we encounter unexpected problems and we are unable to continue to generate positive cash flow and profits, we may need to raise additional capital. We also may need to raise additional capital for property acquisition and new exploration. To the extent that we need to obtain additional capital, management intends to raise such funds through the sale of our securities and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding, if needed, will be available. If we need additional capital and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities.

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

The gold deposit we have identified at our El Chanate Project is relatively low-grade. If the estimates of ore grade or recovery rates turn out to be lower than the actual ore grade and recovery rates, if costs are higher than expected, or if we experience problems related to the mining, processing, or recovery of gold from ore at the El Chanate Project, our results of operation and financial condition could be materially adversely affected. Moreover, it is possible that actual costs and economic returns may differ materially from our best estimates. It is not unusual in the mining industry for new mining operations to experience unexpected problems during the initial production phase and to require more capital than anticipated. There can be no assurance that our operations at El Chanate will continue to be profitable.

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

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold. Gold prices fluctuate on a daily basis. During the first eleven months of 2007, the spot price for gold on the London Exchange has fluctuated between $608.30 and $841.75 per ounce. During calendar 2006, the spot price for gold on the London Exchange fluctuated between $524.75 and $725.00 per ounce. Gold prices are affected by numerous factors beyond our control, including:

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

To date, rather than modifying the original Gold Price Protection agreement with Standard Bank to satisfy these forward sale obligations, we have opted for a net cash settlement between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per oz. We have paid Standard Bank approximately $753,000 in 2007 on the settlement of 21,517 ounces with corresponding reductions in our derivative liability ($294,000 or 8,391 ounces of gold during the three months ended October 31, 2007). The remaining ounces to settle with regard to this agreement amounted to 100,410 as of October 31, 2007. We believe we will be able to deliver the quantity of gold required by our forward sales on a going forward basis; however, we may continue to opt to net cash settle these forward sale obligations if it remains the most cost effective option for us. If we are unable for any reason to produce the quantity of gold required by our forward sales and generate sufficient cash flow to settle these forward sales in gold or cash, it could have a material adverse effect on our financial condition and cash flows.

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

We are dependent on a relatively small number of key personnel, including but not limited to John Brownlie, Chief Operating Officer, who oversees the El Chanate Project, the loss of any one of whom could have an adverse effect on us. We are also dependent upon Sinergia to provide mining services.  Sinergia commenced mining operations on March 25, 2007, and transitioned from the pre-production to production phase of the mining contract in July 2007.  Sinergia has mobilized its mining fleet to the site; however, its mining fleet is not new. If we lose the services of our key personnel, or if Sinergia is unable to effectively maintain its fleet, our planned operations at our El Chanate Project may be disrupted and/or materially adversely affected.

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

As of December 7, 2007, approximately 82.1 million shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. We have registered more than half of these shares for public resale. In addition, we have registered 15.4 million shares of common stock issuable upon the exercise of outstanding warrants and options that, as of the date hereof, have not expired or been exercised. All of the foregoing shares, assuming exercise of all of the above options and warrants, would represent in excess of 50% of the then outstanding shares of our common stock. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants or options is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise prices of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

We received proceeds of approximately $2,075,900 during the quarter ended October 31, 2007 from the exercising of an aggregate of 6,070,500 warrants issued in past private placements. In addition, we issued 465,000 two year options to purchase our common stock at an exercise prices ranging from $0.38 to $0.50 per share for professional services rendered.

All of the foregoing securities were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Second Amendment To Executive Employment Agreement of John Brownlie

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CAPITAL GOLD CORPORATION Registrant

By:	/s/ Gifford A. Dieterle
Gifford A. Dieterle President/Treasurer

Date: December 17, 2007