Form 10-Q
period 2008-01-31
CAPITAL GOLD CORP
filed 2008-03-13
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to

Commission File Number: 0-13078

CAPITAL GOLD CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	13-3180530
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

76 Beaver Street, 14th floor, New York, NY 10005
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 344-2785

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐

Non-accelerated filer  ☒      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at March 13, 2008

Common Stock, par value $.0001 per share	175,638,646

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three and six months ended January 31, 2008.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2007.

The results reflected for the three and six months ended January 31, 2008 are not necessarily indicative of the results for the entire fiscal year.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET JANUARY 31, 2008 (in thousands, except for share and per share amounts)

	(Unaudited)
	January 31, 2008	July 31, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,997	$2,225
Stockpiles and Ore on Leach Pads (Note 4)	6,770	2,997
Material and Supply Inventories	669	174
Deposits (Note 5)	268	879
Marketable Securities (Note 3)	75	90
Prepaid Expenses (Note 18)	541	72
Loans Receivable – Affiliate (Note 10 and 13)	40	47
Other Current Assets (Note 6)	1,923	1,675
Total Current Assets	15,283	8,159

Mining Concessions (Note 9)	63	68
Property & Equipment – net (Note 7)	19,535	18,000
Intangible Assets – net (Note 8)	320	577

Other Assets:
Other Investments	28	28
Deferred Financing Costs	503	581
Mining Reclamation Bonds	82	36
Other	-	42
Security Deposits	60	60
Total Other Assets	673	747
Total Assets	$35,874	$27,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,070	$617
Accrued Expenses	1,451	603
Derivative Contracts (Note 16)	972	596
Current Portion of Long-term Debt (Note 15)	2,040	-
Total Current Liabilities	5,533	1,816

Reclamation and Remediation Liabilities (Note 11)	1,323	1,249
Long-term Debt (Note 15)	10,460	12,500
Total Long-term Liabilities	11,783	13,749
Commitments and Contingencies	-	-
Stockholders’ Equity:
Common Stock, Par Value $.0001 Per Share;
Authorized 300,000,000 shares; Issued and
Outstanding 175,588,648 and 168,173,148 shares, respectively	18	17
Additional Paid-In Capital	57,162	54,016
Accumulated Deficit	(34,988)	(38,861)
Deferred Financing Costs (Note 15)	(2,973)	(3,438)
Deferred Compensation	(716)	(52)
Accumulated Other Comprehensive Income (Note 12)	55	304
Total Stockholders’ Equity	18,558	11,986
Total Liabilities and Stockholders’ Equity	$35,874	$27,551

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The Three Months Ended
	January 31,
	2008	2007
Revenues
Sales – Gold, net	$8,043	$-
Costs and Expenses:
Costs Applicable to Sales	2,419	-
Depreciation and Amortization	881	273
General and Administrative	1,321	549
Exploration	496	301
Equity Based Compensation	50	101
Total Costs and Expenses	5,167	1,224
Income (Loss) from Operations	2,876	(1,224)

Other Income (Expense):
Interest Income	31	12
Interest Expense	(288)	(175)
Other Income (Expense)	14	-
Loss on change in fair value of derivative	(342)	(286)
Total Other Income (Expense)	(585)	(449)

Income (Loss) before Income Taxes	2,291	(1,673)

Income Tax Expense	(165)	-

Net Income (Loss)	$2,126	$(1,673)

Income (Loss) Per Common Share
Basic	$0.01	$(0.01)
Diluted	$0.01	$-

Basic Weighted Average Common Shares Outstanding	174,764,787	138,074,015
Diluted Weighted Average Common Shares Outstanding	196,191,405	-

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The Six Months Ended
	January 31,
	2008	2007
Revenues
Sales – Gold, net	$14,569	$-
Costs and Expenses:
Costs Applicable to Sales	4,568	-
Depreciation and Amortization	1,830	346
General and Administrative	2,172	1,181
Exploration	631	514
Equity Based Compensation	108	101
Total Costs and Expenses	9,309	2,142
Income (Loss) from Operations	5,260	(2,142)

Other Income (Expense):
Interest Income	51	34
Interest Expense	(569)	(198)
Other Income (Expense)	(1)	-
Loss on change in fair value of derivative	(703)	(528)
Total Other Income (Expense)	(1,222)	(692)

Income (Loss) before Income Taxes	4,038	(2,834)

Income Tax Expense	(165)	-

Net Income (Loss)	$3,873	$(2,834)

Income (Loss) Per Common Share
Basic	$0.02	$(0.02)
Diluted	$0.02	$-

Basic Weighted Average Common Shares Outstanding	172,809,806	133,811,028
Diluted Weighted Average Common Shares Outstanding	194,594,693	-

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for share and per share amounts)

					Accumulated
			Additional		Other	Deferred		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Financing	Deferred	Stockholders’
	Shares	Amount	capital	Deficit	Income/(Loss)	Costs	Compensation	Equity
Balance at July 31, 2007	168,173,148	$17	$54,016	$(38,861)	$304	$(3,438)	$(52)	$11,986
Amortization of deferred finance costs	-	-	-	-	-	465	-	465
Equity based compensation	-	-	301	-	-	-	26	327
Common stock issued upon the exercising of options and warrants	6,321,500	1	2,155					2,156
Issuance of restricted common stock	1,095,000	-	690				(690)	-
Change in fair value on interest rate swaps	-	-	-	-	(261)	-	-	(261)
Unrealized loss on marketable securities	-	-	-	-	(15)	-	-	(15)
Equity adjustment from foreign currency translation	-	-	-	-	27	-	-	27
Net income for the six months ended January 31, 2008	-	-	-	3,873	-		-	3,873
Balance at January 31, 2008	175,588,648	$18	$57,162	$(34,988)	$55	$(2,973)	$(716)	$18,558

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(in thousands, except for share and per share amounts)

	For The
	Six Months Ended
	January 31,
	2008	2007
Cash Flow From Operating Activities:
Net Income (Loss)	$3,873	$(2,834)
Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	1,830	347
Accretion of Reclamation Obligation	73	-
Loss on change in fair value of derivative, net	703	528
Equity Based Compensation	327	135
Changes in Operating Assets and Liabilities:

Decrease in Prepaid Expenses	(468)	(34)
Increase in Inventory	(3,888)	-
(Increase) Decrease in Other Current Assets	(248)	3,873
Decrease (Increase) in Other Deposits	611	(349)
(Increase) Decrease in Other Assets	-	-
Increase in Mining Reclamation Bond	(46)	-
Increase in Accounts Payable	452	(25)
Decrease in Derivative Liability	(587)	-
Increase in Accrued Expenses	848	37
Net Cash Provided By Operating Activities	3,480	1,678

Cash Flow From Investing Activities:
(Increase) in Other Investments	-	(6)
Purchase of Mining, Milling and Other Property and Equipment	(2,809)	(10,872)
Purchase of Intangibles	(90)	(500)
Net Cash Used in Investing Activities	(2,899)	(11,378)

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The
	Six Months Ended
	January 31,
	2008	2007

Cash Flow From Financing Activities:
Advances to Affiliate	8	(3)
Proceeds from Borrowing on Credit Facility	-	8,750
Proceeds From Issuance of Common Stock	2,156	4,413
Deferred Finance Costs	-	(257)
Net Cash Provided By Financing Activities	2,164	12,903
Effect of Exchange Rate Changes	27	162
Increase (Decrease) In Cash and Cash Equivalents	2,772	3,365
Cash and Cash Equivalents - Beginning	2,225	2,741
Cash and Cash Equivalents - Ending	$4,997	$6,106

Supplemental Cash Flow Information:
Cash Paid For Interest	$598	$216
Cash Paid For Income Taxes	$1	$1
Non-Cash Financing Activities:
Issuance of common stock and warrants as payment of financing costs	$-	$3,665
Change in Fair Value of Derivative Instrument	$261	$33

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

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

Under the terms of the agreement, the Company has granted AngloGold the right to designate one of its wholly-owned Mexican subsidiaries to receive a one time option (the “Option”) to purchase 51% of Minera Chanate (or such entity that owns the Minera Chanate concessions at the time of option exercise) (the “Back-In Right”). That Option is exercisable over a 180 day period commencing at such time as the Company notifies AngloGold that it has made a good faith determination that it has gold-bearing ore deposits on any one of the identified group of El Chanate Concessions, when aggregated with any ore that the Company has mined, produced and sold from such concessions, of in excess of 2,000,000 troy ounces of contained gold. The exercise price would equal twice the Company's project costs on the properties during the period commencing on December 15, 2000 and ending on the date of such notice.

In January 2008, pursuant to the terms of the agreement, the Company made a good faith determination and notified AngloGold that the drill indicated resources at the El Chanate gold mine exceeded two million ounces of contained gold. The term "drill indicated resources" is defined in the agreement. A drill indicated resource number does not rise to the level of, and should not be considered proven and probable reserves as those terms are defined under SEC guidelines. AngloGold has 180 days from the date of notification to determine whether or not it will choose to exercise the Option for the Back-In Right.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position and results of operations and cash flows for the periods presented. They include the accounts of Capital Gold Corporation and its wholly owned and majority owned subsidiaries, Leadville Mining and Milling Holding Corporation, Minera Santa Rita, S.A de R.L. de C.V.(“MSR”) and Oro de Altar S. de R. L. de C.V. (“Oro”) as well as the accounts within Caborca Industrial S.A. de C.V. (“Caborca Industriale”), a Mexican corporation 100% owned by two of the Company’s officers and directors for mining support services. These services include, but are not limited to, the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at slightly above cost. This entity is considered a variable interest entity under accounting rules provided under FIN 46, “Consolidation of Variable Interest Entities”. All significant intercompany accounts and transactions are eliminated in consolidation. Certain items in these financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s results of operations, stockholders’ equity or cash flows

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

NOTE 2 - Equity Based Compensation

In connection with offers of employment to the Company’s executives as well as in consideration for agreements with certain consultants, the Company issues options and warrants to acquire its common stock. Employee and non-employee awards are made at the discretion of the Board of Directors.

Such options and warrants may be exercisable at varying exercise prices currently ranging from $0.24 to $0.63 per share of common stock with certain of these grants becoming exercisable immediately upon grant. Certain grants vested or are vesting for a period of five years, respectively. Also, certain grants contain a provision whereby they become immediately exercisable upon a change of control.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant-date fair values of stock options and warrants granted during the six months ended January 31, 2008 and 2007, were $0.60 and $0.32, respectively. The fair values of the options and warrants granted were estimated based on the following weighted average assumptions:

	Six months ended January 31,
	2008	2007
Expected volatility	47.60 – 58.69%	66%
Risk-free interest rate	3.74%	6.25%
Expected dividend yield	-	-
Expected life	6.3 years	2.0 years

Stock option and warrant activity for employees during the six months ended January 31, 2008 is as follows:

	Number of Options	Weighted Average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Outstanding at July 31, 2006	5,570,454	$.16	1.17	$702,250
Options granted	1,050,000.36
Options exercised	(3,570,909)	.08	-	-
Options expired	(549,545)	.22	-	-
Warrants and options outstanding at July 31, 2007	2,500,000	$.34	1.20	$255,000

Options granted*	2,500,000.63		-	-
Options exercised	(250,000)	.32	-	-
Options expired	-	-	-	-
Warrants and options outstanding at January 31,2008	4,750,000	$.49	3.15	$985,000
Warrants and options exercisable at January 31, 2008	2,850,000	$.39	3.32	$788,000

* Issuances under 2004 Equity Incentive Plan.

Unvested stock option and warrant balances for employees at January 31, 2008 are as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value

Outstanding at August 1, 2007	150,000	$.32	0.67	$18,000
Options granted	2,500,000	$.63	-	-
Options vested	(500,000)	$.63	-	-
Unvested Options outstanding at January 31, 2008	2,150,000	$.61	6.17	$197,000

Stock option and warrant activity for non-employees during the six months ended January 31, 2008 is as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value

Warrants and options outstanding at July 31, 2006	25,561,000	$.29	1.33	$1,939,530
Options granted	16,982,542.33		-	-
Options exercised	(18,633,000)	.29	-	-
Options expired	(1,375,000)	.31	-	-
Warrants and options outstanding at July 31, 2007	22,535,542	$.33	1.48	$2,577,734

Options granted*	1,115,000	$.55	-	-
Options exercised	(6,070,500)	.34	-	-
Options expired	(680,000)	.30	-	-
Warrants and options outstanding at January 31, 2008	16,900,042	$.34	2.33	$6,154,900
Warrants and options exercisable at January 31, 2008	16,380,042	$.33	2.33	$6,118,500
* Issuances under 2004 Equity Incentive Plan.

Unvested stock option and warrant balances for non-employees at January 31, 2008 are as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value

Outstanding at August 1, 2007	-	-	-	-
Options granted	650,000	$.63	-	-
Options vested	(130,000)	$.63	-	-
Unvested Options outstanding at January 31, 2008	520,000	$.63	6.99	$36,000

The impact on the Company’s results of operations of recording equity based compensation for the six months ended January 31, 2008, for employees and non-employees was approximately $327,000 and reduced earnings per share by $0.00 per basic and diluted share.

As of January 31, 2008, there was approximately $716,000 of unrecognized equity based compensation cost related to options granted to executives and employees which have not yet vested.

NOTE 3 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

	(in thousands)
	January 31, 2008	July 31, 2007
Marketable equity securities, at cost	$50	$50

Marketable equity securities, at fair value (See Notes 10 & 13)	$75	$90

NOTE 4 - Stockpiles, Ore on Leach Pads and Inventories (“In-Process Inventory”)

	(in thousands)
	January 31, 2008	July 31, 2007
Current:

Stockpiles & Ore on leach pads	$6,770	$2,997
Total	$6,770	$2,997

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

NOTE 5 – Deposits

Deposits are classified as current assets and represent advance payments made on the Company’s mining contract and on mining equipment regarding the El Chanate Project in Sonora, Mexico. Deposits are summarized as follows:

	(in thousands)
	January 31, 2008	July 31, 2007
Advance payments on mining contract	$250	$684
Equipment deposits	-	193
Other	18	2
Total Deposits	$268	$879

NOTE 6 – Other Current Assets

Other current assets consist of the following:

	(in thousands)
	January 31, 2008	July 31, 2007
Value added tax to be refunded	$1,622	$1,475
Asset held for resale	166	166
Other	135	34
Total Other Current Assets	$1,923	$1,675

NOTE 7 – Property and Equipment

Property and Equipment consist of the following:

	(in thousands)
	January 31, 2008	July 31, 2007
Process equipment and facilities	$17,309	$16,285
Asset retirement obligation	1,218	1,218
Mining equipment	973	863
Mineral properties	141	141
Construction in progress	1,625	-
Computer and office equipment	249	212
Improvements	16	16
Furniture	31	23
Total	21,562	18,758
Less: accumulated depreciation	(2,027)	(758)
Property and equipment, net	$19,535	$18,000

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

Depreciation expense for the six months ended January 31, 2008 and 2007 was approximately $1,274,000 and $22,000, respectively.

NOTE 8 - Intangible Assets

Intangible assets consist of the following:

	(in thousands)
	January 31, 2008	July 31, 2007
Repurchase of Net Profits Interest from FG	$500	$500
Water Rights	134	-
Mobilization Payment to Mineral Contractor	70	70
Investment in Right of Way	18	18
Total	722	588
Accumulated Amortization	(402)	(11)
Intangible assets, net	$320	$577

Purchased intangible assets consisting of rights of way, water rights, easements and net profit interests are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the UOP method. It is the Company’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with SFAS 144. There was no impairment at January 31, 2008.

Amortization expense for the six months ended January 31, 2008 and 2007 was approximately $391,000 and $2,000, respectively.

NOTE 9 - Mining Concessions

Mining concessions consist of the following:

	(in thousands)
	January 31, 2008	July 31, 2007
El Chanate	$45	$45
El Charro	25	25
Total	70	70
Less: accumulated amortization	(7)	(3)
Total	$63	$67

The El Chanate concessions are carried at historical cost and are being amortized using the UOP method. They were acquired in connection with the purchase of the stock of Minera Chanate (see Note 1).

MSR acquired an additional mining concession – El Charro. El Charro lies within the current El Chanate property boundaries. MSR is required to pay 1 1/2% net smelter royalty in connection with the El Charro concession.

Amortization expense for the six months ended January 31, 2008 and 2007 was approximately $4,000 and $0, respectively.

NOTE 10 - Loans Receivable - Affiliate

Loans receivable - affiliate consist of expense reimbursements due from a publicly-owned corporation in which the Company has an investment. The Company's president and chairman of the board of directors is an officer and director of that corporation. These loans are non-interest bearing and due on demand (see Notes 3 & 13).

NOTE 11 - Reclamations and Remediation Liabilities (“Asset Retirement Obligations”)

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The Asset Retirement Obligation is based on when the spending for an existing environmental disturbance and activity to date is expected to occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the Asset Retirement Obligation at each mine site.

The following is a reconciliation of the liability for long-term Asset Retirement Obligation:

(in thousands)
Balance at July 31, 2007	$1,249
Additions, changes in estimates and other	-
Liabilities settled	-
Accretion expense	74
Balance at January 31, 2008	$1,323

NOTE 12 - Other Comprehensive Income (Loss)-Supplemental Non-Cash Investing Activities

Other comprehensive income (loss) consists of changes in the fair value of derivatives, accumulated foreign translation gains and losses and unrealized gains and losses on marketable securities and is summarized as follows:

(in thousands)
Balance at July 31, 2007	$304
Equity Adjustments from Foreign Currency Translation	27
Change in fair value of derivative instrument	(261)
Unrealized Gains (loss) on Marketable Securities	(15)
Balance at January 31, 2008	$55

NOTE 13 - Related Party Transactions

In August 2002, the Company purchased marketable equity securities of a related company (see Note 3). The Company recorded approximately $3,250 and $4,500, respectively, in expense reimbursements including office rent from this entity for the six months ended January 31, 2008 and 2007, respectively (see Notes 10).

The Company utilizes a Mexican Corporation 100% owned by two officers/Directors and stockholders of the Company for mining support services. These services include but are not limited to the payment of mining salaries and related costs. The Mexican Corporation bills the Company for these services at slightly above cost. Mining expenses charged by the Mexican Corporation and eliminated upon consolidation amounted to approximately $1,522,000 and $181,000 for the six months ended January 31, 2008 and 2007, respectively.

NOTE 14 - Stockholders' Equity

Common Stock

At various stages in the Company’s development, shares of the Company’s common stock have been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of the services provided or property received.

During the six months ended January 31, 2008, the Company received proceeds of approximately $2,156,000 from the exercising of an aggregate of 6,321,500 warrants issued in past private placements.

The Board of Directors recommended an amendment to the Company’s Certificate of Incorporation to increase the Company’s authorized shares of capital stock from 250,000,000 to 300,000,00 shares. This amendment was approved by the stockholders on January 24, 2008 and the Company effected the authorized share increase on January 25, 2008.

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

The Plan is administered by the Company’s Board of Directors which has delegated the administration to the Company’s Compensation Committee. The Plan provides for Awards to be made to such of the Company’s employees, directors and consultants and its affiliates as the Board may select. As of January 31, 2008, 6,260,000 options and shares have been granted under the Plan leaving 3,740,000 available for issuance.

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

On December 20 2007, the Company’s executive officers and directors were granted stock options and restricted stock under the Plan. Executive officers and directors were granted an aggregate of 3,000,000 stock options and executive officers were granted an aggregate 1,075,000 shares of restricted stock. All of the stock options have a term of seven years and vest as follows: 20% vested upon issuance and the balance vest 20% annually thereafter. The exercise price of the stock options is $0.63 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). The restricted shares granted vest equally over three years from the date of grant. In the event of a termination of continuous service (other than as a result of a change of control), as defined in the Plan, unvested stock options and unvested restricted stock grants shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon the happening of a change of control, all unvested stock options and unvested restricted stock grants immediately vest. The Company utilized the Black-Scholes Pricing Model to fair value the stock options and recorded approximately $231,000 as Equity Based Compensation during the period. The Company also recorded approximately $690,000 as deferred compensation expense within the Company’s statement of stockholders equity upon the issuance of the restricted stock. Approximately $26,000 of this restricted stock vested in the current period.

NOTE 15 - Debt

Long term debt consists of the following:

	(in thousands)
	January 31, 2008	July 31, 2007

Total long-term debt	$12,500	$12,500

Less current portion	2,040	-

Long-term debt	$10,460	$12,500

The Company entered into a credit facility (the “Credit Facility”) in 2006 involving its wholly-owned subsidiaries MSR and Oro, as borrowers, us, as guarantor, and Standard Bank plc (“Standard Bank”), as the lender and the offshore account holder. Under the Credit Facility, MSR and Oro borrowed money in an aggregate principal amount of US$12,500,000 (the “Loan”) for the purpose of constructing, developing and operating the Company’s El Chanate Project (the “Mine”). The Company guaranteed the repayment of the loan and the performance of the obligations under the Credit Facility. The Loan is scheduled to be repaid in fourteen quarterly payments with the first principal payment due after certain Mine start-up production and performance criteria are satisfied, which the Company believes will occur in the first calendar quarter of 2008. The Loan bears interest at LIBOR plus 4.00%, with LIBOR interest periods of 1, 2, 3 or 6 months and with interest payable at the end of the applicable interest period. As of January 31, 2008, the outstanding amount on the credit facility was $12,500,000 and accrued interest on this facility was approximately $74,000 (see Note 21)

The Credit Facility contains covenants customary for a project financing loan, including but not limited to restrictions (subject to certain exceptions) on incurring additional debt, creating liens on its property, disposing of any assets, merging with other companies and making any investments. The Company will be required to meet and maintain certain financial covenants, including (i) a debt service coverage ratio of not less than 1.2 to 1.0, (ii) a projected debt service coverage ratio of not less than 1.2 to 1.0, (iii) a loan life coverage ratio of at least 1.6 to 1.0, (iv) a project life coverage ratio of at least 2.0 to 1.0 and (v) a minimum reserve tail. The Company also is required to maintain a certain minimum level of unrestricted cash, and upon meeting certain Mine start-up production and performance criteria, MSR and Oro are required to maintain a specified amount of cash as a reserve for debt repayment. The Loan is secured by all of the tangible and intangible assets and property owned by MSR and Oro.

As part of the fee for entering into and closing the Credit Facility, the Company issued to Standard Bank 1,150,000 shares of its restricted common stock and a warrant for the purchase of 12,600,000 shares of its common stock at an exercise price of $0.317 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Facility. Previously, pursuant to the mandate and commitment letter for the facility, the Company issued to Standard Bank 1,000,000 shares of its restricted common stock and a warrant for the purchase of 1,000,000 shares of its common stock at an exercise price of $0.32 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Facility. The Company recorded the issuance of the shares of common stock and warrants as deferred financing costs as a reduction of stockholders' equity on its balance sheet. The issuance of these shares was recorded at the fair market value of the Company’s common stock at the commitment letter date or $0.27 per share. In addition, the warrants were valued using the Black-Scholes option pricing model and were reflected as deferred financing costs as a reduction of stockholders' equity on the Company’s balance sheet in 2006. The Company registered for public resale the 2,150,000 shares issued to Standard Bank and the 13,600,000 shares issuable upon exercise of warrants issued to Standard Bank.

Amortization of deferred financing costs related to these issuances was $465,000 and $284,000 for the six months ended January 31, 2008 and 2007, respectively.

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

The following is a reconciliation of the derivative contracts regarding the Company’s Gold Price Protection agreement:

(in thousands)
Balance as of July 31, 2007	$548
Loss on change in fair value of derivative	703
Net cash settlements	(591)
Balance as of January 31, 2008	$660

Rather than modifying the original Gold Price Protection agreement with Standard Bank to satisfy these forward sale obligations, the Company has opted for a net cash settlement between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per oz. The Company has paid Standard Bank approximately $1,051,000 on the settlement of 30,021 ounces with corresponding reductions in the Company’s derivative liability ($591,000 or 16,895 ounces of gold during the six months ended January 31, 2008). The remaining ounces to settle with regard to this agreement amounted to 91,906 as of January 31, 2008.

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

The following is a reconciliation of the derivative contract regarding the Company’s Interest Rate Swap agreement:

(in thousands)
Balance as of July 31, 2007	$48
Change in fair value of swap agreement	265
Net cash settlements	(1)
Balance as of January 31, 2008	$312

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

NOTE 17 - Employee and Consulting Agreements

On August 29, 2007, the Board increased the salaries of the Company’s executive officers to be commensurate with industry standards as follows: Gifford A. Dieterle, President, Treasurer and Chairman of the Board, $250,000; John Brownlie, Chief Operating Officer, $225,000; Christopher Chipman, Chief Financial Officer, $175,000 (consulting fee); Jeffrey W. Pritchard, Vice President - Investor Relations and Secretary, $195,000; Roger A. Newell, Vice President - Development, $135,000; and J. Scott Hazlitt, Vice President - Mine Development, $135,000. The salary increase for Mr. Brownlie and the consulting fee increase for Mr. Chipman were retroactive to May 1, 2007 and the salary increase for Mr. Pritchard was retroactive to August 1, 2007. The Board also increased directors’ compensation to the Company’s independent directors and to Robert Roningen by $1,000 per month.

On September 10, 2007, Roger A. Newell resigned as our Vice President of Development.

NOTE 18 – Income Taxes

On October 1, 2007, the Mexican Government enacted legislation which introduces certain tax reforms as well as a new minimum flat tax system.  This new flat tax system integrates with the regular income tax system and is based on cash-basis net income that includes only certain receipts and expenditures.  The flat tax is set at 17.5% of cash-basis net income as determined, with transitional rates of 16.5% and 17.0% in 2008 and 2009, respectively.  If the flat tax is positive, it is reduced by the regular income tax and any excess is paid as a supplement to the regular income tax.  If the flat tax is negative, it may serve to reduce the regular income tax payable in that year or can be carried forward for a period of up to ten years to reduce any future flat tax.

Companies are required to prepay income taxes on a monthly basis based on the greater of the flat tax or regular income tax as calculated for each monthly period.  Accordingly, the Company recorded a prepayment requirement of $475,000 for the month of January 2008 based on the flat tax regulations.  This amount is greater than the anticipated regular income tax of approximately $165,000.  Annualized income projections indicate that the Company will not be liable for any excess flat tax for the year 2008 and, accordingly, has recorded a $165,000 Mexican income tax provision for January 2008.

As the new legislation was recently enacted, it remains subject to ongoing varying interpretations.  There is the possibility of implementation amendments by the Mexican Government and the estimated future income tax liability recorded at the balance date may change.

NOTE 19 - Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and marketable securities. The Company maintains cash balances at financial institutions which exceed the Federal Deposit Insurance Corporation limit of $100,000 at times during the year.

NOTE 20 – Recently Issued Accounting Pronouncements

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

Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The Company does not anticipate this statement having a material impact on its financial statements.

On December 4, 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like Statement 141R discussed above, earlier adoption is prohibited. The Company does not anticipate this statement having a material impact on its financial statements.

Note 21 – Subsequent Events

The Company received a mandate letter, dated February 27, 2008, from Standard Bank to refinance the existing project finance facility on the El Chanate mine. The key anticipated amendments to the refinance include: 1) removal of cash restrictions and covenants, 2) reduction of the finance interest rate by 1.5%, 3) addition of a five million dollar line of credit at an interest rate of LIBOR + 2%, 4) Exercise of a portion of the warrants currently held by Standard Bank to provide additional support for El Chanate expansion plans and to fully fund the debt service reserve account. The Company anticipates a closing date for this refinance by the end of April 2008.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to, the factors discussed below in Part II; Item 1A. “Risk Factors,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this report. We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

In May 2007, we completed an expanded 72-hole reverse circulation drilling campaign to identify additional proven and probable gold reserves at the El Chanate Project. The 72 holes totaled approximately 8,300 meters, and were positioned to fill in gaps in the ore body and test the outer limits of the currently known ore zones. We updated the assay database and digital geologic model and contracted Independent Mining Consultants, Inc. (“IMC”) of Tucson, AZ to update our ore reserve and our mine plan. On August 30, 2007, IMC delivered to us an updated resource block model and an updated mine plan and mine production schedule (the “2007 Report”). The original feasibility study (the “2003 Study”) on the El Chanate Project was prepared by M3 Engineering of Tucson in August 2003. M3 updated the 2003 Study in October 2005 (the “2005 Study”). An August 2006 technical report from SRK Consulting, Denver, Colorado (the “2006 Update”) further updated the feasibility study.

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

El Chanate Project

Production Summary

	Metric	U.S.

Materials
Reserves
Proven	26.7 Million Tonnes @ 0.68 g/t*	29.4 Million Tons @ 0.0198 opt*
Probable	12.8 Million Tonnes @ 0.61 g/t*	14.1 Million Tons @ 0.0179 opt*
Total Reserves	39.5 Million Tonnes @ 0.66 g/t*	43.5 Million Tons @ 0.0192 opt*
Waste	24.1 Million Tonnes	26.6 Million Tons
Total	63.6 Million Tonnes	70.1 Million tons

Contained Gold	25.89 Million grams	832,280 Oz

Production
Ore Crushed**	2.6 Million Tonnes /Year	2.87 Million Tons/Year
	7,500 Mt/d	8,267 t/d

Operating Days/Year	365 Days per year	365 Days per year
Gold Plant Average Recovery	66.8%	66.8%
Average Annual Production**	1.35 Million grams	43,414 Oz
Total Gold Produced	17.29 Million grams	555,960 Oz

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

Through January 31, 2008, approximately 2.37 million tonnes of ore had been placed on the leach pad containing an estimated 63,627 ounces of gold. As of January 31, 2008, we estimate that we have 24,333 recoverable ounces on the leach pad. Gold production for the six months ended January 31, 2008, totaled approximately 19,433 ounces of Gold.

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

With the recent reserve increase, we are analyzing what steps are necessary to effectively increase production rates to a range of 70,000 to 80,000 ounces per year by 2009 and improve gold recoveries by conducting further metallurgical test work at our laboratory facilities at the mine. We will continue our ongoing studies to possibly increase production levels to 100,000 ounces per year thereafter. To this end, we have engaged Golder Engineering and its Mexican associates to supply engineering services for leach pad expansion and to study the impact of the planned mining increase. Golder previously successfully completed the construction management of our existing leach pads. In addition, we are discussing options available with the crusher manufacturer, Excel Machinery, with regards to adding an additional secondary crusher into the crushing circuit, to enable the system to handle increased tonnage. We anticipate that another crusher should move daily tonnage up closer to 15,000 tpd. The estimated cost to achieve these increased production rates will be approximately $7,000,000 over a two year period. Management has been and will continue to fund these expansion costs through revenues from gold sales, additional bank financing and/or the sale of our securities; however, we cannot assure that adequate additional funding, if needed, will be available to fund this expansion activity.

The leach pad expansion is estimated to be completed by the end of April 2008. For the six months ended January 31, 2008, our capital expenditure cost related to this leach pad expansion totaled approximately $1,625,000 which was fully funded from cash flow from operations. In addition, based on the studies noted above, specifically our ADR plant capacity, we have identified certain restrictions in the amount of solution that can be processed that are in the process of being addressed. Recently, we doubled the installed pumping capacity to increase solution flow to the leach pad and added additional carbon capacity to the system. We have purchased an additional set of carbon columns and a strip vessel to process an additional two tonnes of carbon per strip. We believe that this project will be completed by the end of our current fiscal year (July 30), thereby lifting the limitations on our current gold production. We anticipate remaining capital expenditures to amount to approximately $1,200,000 to complete the leach pad expansion and the ADR plant upgrade.

In December 2007, we completed an additional 26 hole reverse circulation drilling program amounting to 4,912 meters. The drill holes were mainly positioned to test the outer limits of the currently known ore zones. The results of this drilling campaign have not yet been included in our resource model as we continue to receive assay results.

We are actively investigating other exploration projects in northern Mexico.

Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim financial statements and related notes included elsewhere in this report.

Three months ended January 31, 2008 compared to Three months ended January 31, 2007

Net income for the three months ended January 31, 2008 was approximately $2,126,000 compared to a net loss, of approximately $1,673,000 for the three months ended January 31, 2007. The principal reason for this transition was our realizing revenue from operations during the current quarter. Net income per common share was $0.01 for the three months ended January 31, 2008, on both a basic and diluted basis. The net loss per share for the same period in 2006 was $0.01 on a basic basis.

Revenues & Costs Applicable to Sales

Gold sales in the current period totaled approximately $8,043,000. We sold 9,550 ounces at an average realizable price per ounce of $843 (the London Bullion Market Association average gold PM fix was $835 for the current period). Costs applicable to sales were approximately $2,419,000 for the current period. There were no metal sales in 2006. Our cash cost and total cost per ounce sold was $252 and $315, respectively, for the current period.

Depreciation and Amortization

Depreciation and amortization expense during the three months ended January 31, 2008 and 2007 was approximately $ 881,000 and $273,000, respectively. The primary reason for the increase of approximately $608,000 was primarily due to depreciation and amortization charges related to the El Chanate development and equipment costs being incurred in the current period. There were no such charges for the same period in the prior year as these assets were placed in service in April 2007. Depreciation and amortization also represents deferred financing costs resulting from the Credit Facility entered into in August 2006 with Standard Bank Plc. This accounted for approximately $272,000 of the amortization expense during the three months ended January 31, 2008 and 2007, respectively.

General and Administration Expense

General and administrative expenses during the three months ended January 31, 2008 were approximately $1,321,000, an increase of approximately $772,000 or 141% from the three months ended January 31, 2007. The increase in general and administrative expenses resulted primarily from: 1) higher salaries and wages including the awarding of cash bonuses to officers and employees of approximately $315,000 and the granting of stock options and restricted stock to our officers and employees under our 2006 Equity Incentive Plan amounting to approximately $219,000, 2) higher investor relations and travel fees, and 3) an increase in insurance costs versus the same period a year earlier as we were not yet in production in the prior period. The above mentioned increases in compensation were granted based upon recommendations from an independent report on executive compensation. This independent report, requested by our Compensation Committee, was obtained in order to assist us in attracting and retaining individuals of experience and ability, to provide incentive to our employees and directors, to encourage employee and director proprietary interests in the Company, and to encourage employees to remain in our employ.

Exploration Expense

Exploration expense during the three months ended January 31, 2008 and 2007 was approximately $496,000 and $301,000, respectively, or an increase of $195,000 or 65%. The primary reason for the increase in exploration expenses was the result of our drilling program implemented during the current quarter.

Equity Based Compensation

Equity based compensation during the three months ended January 31, 2008 was approximately $50,000 as compared to $101,000 in costs for the same period a year earlier. These costs primarily represent the equity compensation expense from the issuance of stock options for professional services provided to non-employees during the current and prior period.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the three months ended January 31, 2008 and 2007, was approximately $342,000 and $286,000, respectively, and was reflected as an other expense. This was primarily due to the change in fair value of our two identically structured derivative contracts with Standard Bank which correlates to fluctuations in the gold price. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

Interest expense was approximately $288,000 for the three months ended January 31, 2008 compared to approximately $175,000 for the same period a year earlier. This increase was mainly due to higher interest charges incurred during the current period related to our fully outstanding Credit Facility with Standard Bank. As of January 31, 2008 and 2007, there was $12,500,000 and $8,750,000 outstanding, respectively, on this credit facility.

Six months ended January 31, 2008 compared to Six months ended January 31, 2007

Net income for the six months ended January 31, 2008 was approximately $3,873,000 compared to a net loss, of approximately $2,834,000 for the six months ended January 31, 2007. The principal reason for this transition was our realizing revenue from operations during the six months ended January 31, 2008. The Company’s first gold sale occurred in August 2007. Net income per common share was $0.02 for the six months ended January 31, 2008, on both a basic and diluted basis. The net loss per share for the same period in 2006 was $0.02 on a basic basis.

Revenues & Costs Applicable to Sales

Gold sales for the six months ended January 31, 2008 totaled approximately $14,569,000. We have sold 18,744 ounces at an average realizable price per ounce of $779 (the London Bullion Market Association average gold PM fix was $772 for this period). Costs applicable to sales were approximately $4,568,000 for the current period. There were no metal sales in the prior period. Our cash cost and total cost per ounce sold was $246 and $314, respectively, for the six months ended January 31, 2008.

Depreciation and Amortization

Depreciation and amortization expense during the six months ended January 31, 2008 and 2007 was approximately $ 1,830,000 and $346,000, respectively. The increase of approximately $1,484,000 was primarily due to depreciation and amortization charges related to the El Chanate development and equipment costs being incurred in the current period. There were no such charges for the same period in the prior year as these assets were placed in service in April 2007. Depreciation and amortization also represents deferred financing costs resulting from the Credit Facility. This accounted for approximately $544,000 and $332,000 of the amortization expense during the six months ended January 31, 2008 and 2007, respectively.

General and Administration Expense

General and administrative expenses during the six months ended January 31, 2008 were approximately $2,172,000, an increase of approximately $991,000 or 84% from the six months ended January 31, 2007. See commentary contained in “General and Administrative Expense” within the “Three months ended January 31, 2008 compared to Three months ended January 31, 2007” section above for more detail on this increase.

Exploration Expense

Exploration expense during the six months ended January 31, 2008 and 2007 was approximately $631,000 and $514,000, respectively, or an increase of $117,000 or 23%. The primary reason for the increase in exploration expenses was the result of our drilling program implemented during the current period.

Equity Based Compensation

Equity based compensation during the six months ended January 31, 2008 was approximately $108,000 as compared to $101,000 in costs for the same period a year earlier. These costs primarily represent the equity compensation expense from the issuance of stock options for professional services provided to non-employees during the current and prior period.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the six months ended January 31, 2008 and 2007, was approximately $700,000 and $528,000, respectively, and was reflected as an other expense. This was primarily due to the change in fair value of our two identically structured derivative contracts with Standard Bank which correlates to fluctuations in the gold price. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

Interest expense was approximately $569,000 for the six months ended January 31, 2008 compared to approximately $198,000 for the same period a year earlier. This increase was mainly due to higher interest charges incurred during the current period related to our fully outstanding credit facility with Standard Bank. As of January 31, 2008 and 2007, there was $12,500,000 and $8,750,000 outstanding, respectively, on this credit facility.

Changes in Foreign Exchange Rates

During the six months ended January 31, 2008, we recorded equity adjustments from foreign currency translations of approximately $27,000. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar and are included as a component of other comprehensive income.

Summary of Quarterly Results
(000’s except per share Data)

	For the three	For the three	For the Six	For the Six
	Months ended	Months ended	Months ended	Months ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007

Revenues	8,043	-	14,569	-
Net Income (loss)	2,126	(1,673)	3,873	(2,834)
Basic net income (loss) per share	0.01	(0.01)	0.02	(0.02)
Diluted net income (loss) per share	0.01	-	0.02	-

Liquidity and Capital Resources

As of January 31, 2008, we had approximately $4,997,000 in cash and cash equivalents, an increase of $2,772,000 over July 31, 2007. Working capital was approximately $9,750,000, an increase of $3,407,000 over July 31, 2007. Cash provided by operating activities during the six months ended January 31, 2008 was approximately $3,480,000, which primarily represents cash flows resulting from our realization of revenue from operations during the six months ended January 31, 2008. Cash used in investing activities during the six months ended January 31, 2008, amounted to approximately $2,899,000, primarily from the leach pad expansion and the acquisition of equipment, including additional conveyors and ADR plant equipment, as well as additional water rights related to our El Chanate Project. Cash provided by financing activities during the six months ended January 31, 2008 amounted to approximately $2,164,000, primarily from the exercising of 6,321,500 warrants for gross proceeds of approximately $2,156,000. We believe that our available funds in conjunction with anticipated revenues from gold sales will be adequate to cover operating activities at El Chanate for the life of mine as well as our leach pad and ADR plant expansion activities. We anticipate remaining capital expenditures to amount to approximately $1,200,000 to complete the leach pad expansion and the ADR plant upgrade.

In March 2006, we entered into a gold price protection arrangement with Standard Bank to protect us against future fluctuations in the price of gold. We agreed to a series of gold forward sales and call option purchases in anticipation of entering into the Credit Facility. Under the price protection agreement, we have agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We will also purchase call options from Standard Bank on a quarterly basis during this same period covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. To date, rather than modifying the original Gold Price Protection agreement with Standard Bank to satisfy these forward sale obligations, we have opted for a net cash settlement between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per oz. We have paid Standard Bank approximately $1,051,000 on the settlement of 30,021 ounces with corresponding reductions in our derivative liability ($591,000 or 16,895 ounces of gold) during the six months ended January 31, 2008. The remaining ounces to settle with regard to this agreement amounted to 91,906 as of January 31, 2008.

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

We received a mandate letter, dated February 27, 2008, from Standard Bank to refinance the existing project finance facility on the El Chanate mine. The key anticipated amendments to the refinance include: 1) removal of cash restrictions and covenants, 2) reduction of the finance interest rate by 1.5%, 3) addition of a five million dollar line of credit at LIBOR + 2%, and 4) exercise of a portion of the warrants currently held by Standard Bank to provide additional support for El Chanate expansion plans and to fully fund the debt service reserve account. We anticipate a closing date by the end of April 2008.

While we believe that our available funds in conjunction with anticipated revenues from gold sales will be adequate to cover operating activities at El Chanate and general and administrative expenses for the life of the mine as well as the remaining capital costs associated with the leach pad and ADR plant expansion, if we encounter unexpected problems we may need to raise additional capital. We also may need to raise additional capital for significant property acquisitions and/or exploration activities. To the extent that we need to obtain additional capital, management intends to raise such funds through the sale of our securities and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding, if needed, will be available. If we need additional capital and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities. Please see “We just recently started to receive cash flow from operations and, historically, have relied on external funding sources. While we believe that we will continue to generate cash flow and profits from operations, if we encounter unexpected problems, we may need to raise additional capital. If additional capital is required and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities.” In Part II; Item 1A. “Risk Factors” below.

Environmental and Permitting Issues

Management does not expect that environmental issues will have an adverse material effect on our liquidity or earnings. In Mexico, although we must continue to comply with laws, rules and regulations concerning mining, environmental, health, zoning and historical preservation issues, we are not aware of any significant environmental concerns or existing reclamation requirements at the El Chanate concessions. We received the required Mexican government permits for construction, mining and processing the El Chanate ores in January 2004. The permits were extended in June 2005. Pursuant to the extensions, once we file a notice that work has commenced, we have one year to prepare the site and construct the mine and seven years to mine and process ores from the site. We filed the notice on June 1, 2006. Once we revise our new mine plan based on the 2007 Report, we will work to extend the permits for mining and processing for the new life of mine. We received the original explosive permit from the government in August 2006. This permit, as extended, expires on December 31, 2008 and is renewable annually.

We own properties in Leadville, Colorado for which we have previously recorded an impairment loss. Part of the Leadville Mining District has been declared a federal Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Superfund Amendments and Reauthorization Act of 1986. Several mining companies and one individual were declared defendants in a possible lawsuit. We were not named a defendant or Principal Responsible Party. We did respond in full detail to a lengthy questionnaire prepared by the Environmental Protection Agency ("EPA") regarding our proposed procedures and past activities in November 1990. To our knowledge, the EPA has initiated no further comments or questions.  The Division of Reclamation, Mining and Safety of the State of Colorado (the "Division") conducted its most recent inspection of our Leadville Mining properties in August 2007.  The Division concluded that based upon 2007 equipment prices and labor costs, an additional $46,000 was necessary to be bonded with the Division to reclaim the site to achieve the approved postmining land use. The total amount of the bond sufficient to perform reclamation as of January 31, 2008, is approximately $82,000. We have met this bonding requirement.

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

On December 4, 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like Statement 141R discussed above, earlier adoption is prohibited. We do not believe this statement will have a material impact on our financial statements.

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

Ore on Leach Pads

The recovery of gold from certain gold ores is achieved through the heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution, which dissolves the gold contained in the ore. The resulting “pregnant” solution is further processed in a plant where the gold is recovered. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation, depletion and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.

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

Intangible Assets

Purchased intangible assets consisting of rights of way, easements and net profit interests are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the UOP method. It is our policy to assess periodically the carrying amount of our purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with SFAS 144. There was no impairment at January 31, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.    Risk Factors

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

We just recently started to receive cash flow from operations and, historically, have relied on external funding sources. While we believe that we will continue to generate cash flow and profits from operations, if we encounter unexpected problems, we may need to raise additional capital. If additional capital is required and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities.

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

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold. Gold prices fluctuate on a daily basis. During the month of January 2008, the spot price for gold on the London Exchange has fluctuated between $846.75 and $924.50 per ounce. During calendar 2007, the spot price for gold on the London Exchange fluctuated between $608.40 and $841.10 per ounce. Gold prices are affected by numerous factors beyond our control, including:

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

To date, rather than modifying the original Gold Price Protection agreement with Standard Bank to satisfy these forward sale obligations, we have opted for a net cash settlement between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per oz. We have paid Standard Bank approximately $1,051,000 on the settlement of 30,021 ounces with corresponding reductions in our derivative liability ($591,000 or 16,895 ounces of gold during the six months ended January 31, 2008). The remaining ounces to settle with regard to this agreement amounted to 91,906 as of January 31, 2008. We believe we will be able to deliver the quantity of gold required by our forward sales on a going forward basis; however, we may continue to opt to net cash settle these forward sale obligations if it remains the most cost effective option for us. If we are unable for any reason to produce the quantity of gold required by our forward sales and generate sufficient cash flow to settle these forward sales in gold or cash, it could have a material adverse effect on our financial condition and cash flows.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

We received proceeds of approximately $2,156,000 during the quarter ended January 31, 2008 from the exercising of an aggregate of 6,321,500 warrants issued in past private placements. We issued 465,000 two year options to purchase our common stock at an exercise prices ranging from $0.38 to $0.50 per share for professional services rendered. We also issued 3,150,000 options to purchase our common stock at an exercise price of $0.63 to our officers, directors and employees as part of our Equity Incentive program. All of the stock options have a term of seven years and vest as follows: 20% vested upon issuance and the balance vest 20% annually thereafter. In addition, we issued 1,095,000 shares of restricted common stock to our officers and employees that vest over a three year period.

All of the foregoing securities were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4            Submission of Matters to a Vote of Security Holders.

  We held our Annual Meeting of Stockholders on January 24, 2008. For information on the matters voted upon and the results of voting, you are referred to Item 8.01 “Other Events” in our current report on Form 8-K filed with the Commission on January 30, 2008.

Item 5.           Other Information.

None.

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

Date: March 13, 2008