Form 10-Q
period 2008-04-30
CAPITAL GOLD CORP
filed 2008-06-12
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at June 1, 2008

Common Stock, par value $.0001 per share	176,214,898

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three and nine months ended April 30, 2008.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2007.

The results reflected for the three and nine months ended April 30, 2008 are not necessarily indicative of the results for the entire fiscal year.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except for share and per share amounts)

	(Unaudited)
	April 30, 2008	July 31, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,936	$2,225
Accounts Receivable	1,143	-
Stockpiles and Ore on Leach Pads (Note 4)	9,371	2,997
Material and Supply Inventories	818	174
Deposits (Note 5)	46	879
Marketable Securities (Note 3)	50	90
Prepaid Expenses (Note 18)	1,009	72
Loans Receivable – Affiliate (Note 10 and 13)	40	47
Other Current Assets (Note 6)	1,242	1,675
Total Current Assets	18,655	8,159

Mining Concessions (Note 9)	61	68
Property & Equipment – net (Note 7)	20,619	18,000
Intangible Assets – net (Note 8)	193	577

Other Assets:
Other Investments	28	28
Deferred Financing Costs	463	581
Mining Reclamation Bonds	82	36
Other	-	42
Security Deposits	61	60
Total Other Assets	634	747
Total Assets	$40,162	$27,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$609	$617
Accrued Expenses	1,713	603
Derivative Contracts (Note 16)	976	596
Income Taxes Payable (Note 18)	834	-
Current Portion of Long-term Debt (Note 15)	4,125	-
Total Current Liabilities	8,257	1,816

Reclamation and Remediation Liabilities (Note 11)	1,370	1,249
Long-term Debt (Note 15)	8,375	12,500
Total Long-term Liabilities	9,745	13,749
Commitments and Contingencies	-	-
Stockholders’ Equity:
Common Stock, Par Value $.0001 Per Share;
Authorized 300,000,000 shares; Issued and
Outstanding 175,914,898 and 168,173,148 shares, respectively	18	17
Additional Paid-In Capital	57,348	54,016
Accumulated Deficit	(32,248)	(38,861)
Deferred Financing Costs (Note 15)	(2,740)	(3,438)
Deferred Compensation	(573)	(52)
Accumulated Other Comprehensive Income (Note 12)	355	304
Total Stockholders’ Equity	22,160	11,986
Total Liabilities and Stockholders’ Equity	$40,162	$27,551
The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The Three Months Ended
	April 30,
	2008	2007
Revenues
Sales – Gold, net	$8,730	$-
Costs and Expenses:
Costs Applicable to Sales	2,717	-
Depreciation and Amortization	800	286
General and Administrative	1,072	970
Exploration	19	811
Equity Based Compensation	14	52
Total Costs and Expenses	4,622	2,119
Income (Loss) from Operations	4,108	(2,119)

Other Income (Expense):
Interest Income	12	64
Interest Expense	(377)	(275)
Other Income (Expense)	(25)	-
Loss on change in fair value of derivative	(337)	(319)
Total Other Income (Expense)	(727)	(530)

Income (Loss) before Income Taxes	3,381	(2,649)

Income Tax Expense	(641)	-

Net Income (Loss)	$2,740	$(2,649)

Income (Loss) Per Common Share
Basic	$0.02	$(0.02)
Diluted	$0.01	$-

Basic Weighted Average Common Shares Outstanding	175,645,465	164,581,950
Diluted Weighted Average Common Shares Outstanding	197,238,688	-

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The Nine Months Ended
	April 30,
	2008	2007
Revenues
Sales – Gold, net	$23,299	$-
Costs and Expenses:
Costs Applicable to Sales	7,343	-
Depreciation and Amortization	2,630	632
General and Administrative	3,186	2,151
Exploration	650	1,325
Equity Based Compensation	122	153
Total Costs and Expenses	13,931	4,261
Income (Loss) from Operations	9,368	(4,261)

Other Income (Expense):
Interest Income	63	98
Interest Expense	(945)	(474)
Other Income (Expense)	(30)	-
Loss on change in fair value of derivative	(1,037)	(847)
Total Other Income (Expense)	(1,949)	(1,223)

Income (Loss) before Income Taxes	7,419	(5,484)

Income Tax Expense	(806)	-

Net Income (Loss)	$6,613	$(5,484)

Income (Loss) Per Common Share
Basic	$0.04	$(0.04)
Diluted	$0.03	$-

Basic Weighted Average Common Shares Outstanding	173,722,564	143,842,574
Diluted Weighted Average Common Shares Outstanding	194,869,746	-

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except for share and per share amounts)

					Accumulated
			Additional		Other	Deferred		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Financing	Deferred	Stockholders’
	Shares	Amount	capital	Deficit	Income/(Loss)	Costs	Compensation	Equity
Balance at July 31, 2007	168,173,148	$17	$54,016	$(38,861)	$304	$(3,438)	$(52)	$11,986
Amortization of deferred finance costs	-	-	-	-	-	698	-	698
Equity based compensation	-	-	366	-	-	-	169	535
Common stock issued upon the exercising of options and warrants	6,646,750	1	2,276					2,277
Issuance of restricted common stock	1,095,000	-	690				(690)	-
Change in fair value on interest rate swaps	-	-	-	-	(209)	-	-	(209)
Unrealized loss on marketable securities	-	-	-	-	(40)	-	-	(40)
Equity adjustment from foreign currency translation	-	-	-	-	300	-	-	300
Net income for the nine months ended April 30, 2008	-	-	-	6,613	-		-	6,613
Balance at April 30, 2008	175,914,898	$18	$57,348	$(32,248)	$355	$(2,740)	$(573)	$22,160

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The
	Nine Months Ended
	April 30,
	2008	2007
Cash Flow From Operating Activities:
Net Income (Loss)	$6,613	$(5,484)
Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	2,611	632
Accretion of Reclamation and Remediation	121	-
Loss on change in fair value of derivative, net	1,040	662
Equity Based Compensation	535	472
Changes in Operating Assets and Liabilities:
Increase in Accounts Receivable	(1,143)	-
Increase in Prepaid Expenses	(937)	(289)
Increase in Inventory	(6,309)	(446)
Decrease in Other Current Assets	433	3,366
Decrease (Increase) in Other Deposits	832	(610)
Decrease in Other Assets	1	1
Increase in Mining Reclamation Bond	(46)	-
Decrease in Accounts Payable	(8)	(20)
Decrease in Derivative Liability	(869)	-
Increase in Reclamation and Remediation	-	1,228
Increase in Accrued Expenses	1,944	244
Net Cash Provided By (Used in) Operating Activities	4,818	(244)

Cash Flow From Investing Activities:
(Increase) in Other Investments	-	(6)
Purchase of Mining, Milling and Other Property and
Equipment	(4,601)	(15,032)
Purchase of Intangibles	(90)	(570)
Net Cash Used in Investing Activities	(4,691)	(15,608)

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The
	Nine Months Ended
	April 30,
	2008	2007

Cash Flow From Financing Activities:
Advances to Affiliate	7	(4)
Proceeds from Borrowing on Credit Facility	-	12,000
Proceeds From Issuance of Common Stock	2,277	8,655
Deferred Finance Costs	-	(257)
Net Cash Provided By Financing Activities	2,284	20,394
Effect of Exchange Rate Changes	300	262
Increase (Decrease) In Cash and Cash Equivalents	2,711	4,804
Cash and Cash Equivalents - Beginning	2,225	2,741
Cash and Cash Equivalents – Ending	$4,936	$7,545

Supplemental Cash Flow Information:
Cash Paid For Interest	$973	$686
Cash Paid For Income Taxes	$806	$21
Non-Cash Financing Activities:
Issuance of common stock and warrants as payment of financing costs	$-	$3,665
Change in Fair Value of Derivative Instrument	$209	$76

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

In January 2008, pursuant to the terms of the agreement, the Company made a good faith determination and notified AngloGold that the drill indicated resources at the El Chanate gold mine exceeded two million ounces of contained gold. The term "drill indicated resources" is defined in the agreement. A drill indicated resource number does not rise to the level of, and should not be considered proven and probable reserves as those terms are defined under SEC guidelines. AngloGold has 180 days from the date of notification, or July 28, 2008, to determine whether or not it will choose to exercise the Option for the Back-In Right.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant-date fair values of stock options and warrants granted during the nine months ended April 30, 2008 and 2007, were $0.60 and $0.32, respectively. The fair values of the options and warrants granted were estimated based on the following weighted average assumptions:

	Nine months ended April 30,
	2008	2007
Expected volatility	47.60 – 58.69%	82%
Risk-free interest rate	3.74%	6.24%
Expected dividend yield	-	-
Expected life	6.3 years	4.2 years

Stock option and warrant activity for employees during the nine months ended April 30, 2008 is as follows:

	Number of Options	Weighted Average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value
Outstanding at July 31, 2006	5,570,454	$.16	1.17	$702,250
Options granted	1,050,000.36
Options exercised	(3,570,909)	.08	-	-
Options expired	(549,545)	.22	-	-
Warrants and options outstanding at July 31, 2007	2,500,000	$.34	1.20	$255,000

Options granted*	2,500,000.63		-	-
Options exercised	(250,000)	.32	-	-
Options expired	-	-	-	-
Warrants and options outstanding at April 30, 2008	4,750,000	$.49	2.90	$748,000
Warrants and options exercisable at April 30, 2008	2,916,750	$.41	2.90	$711,000

* Issuances under 2006 Equity Incentive Plan.

Unvested stock option and warrant balances for employees at April 30, 2008 are as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Outstanding at August 1, 2007	150,000	$.32	0.67	$18,000
Options granted	2,500,000	$.63	-	-
Options vested	(816,750)	$.57	-	-
Unvested Options outstanding at April 30, 2008	1,833,250	$.63	5.89	$86,000

Stock option and warrant activity for non-employees during the nine months ended April 30, 2008 is as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Warrants and options outstanding at July 31, 2006	25,561,000	$.29	1.33	$1,939,530
Options granted	16,982,542.33
Options exercised	(18,633,000)	.29	-	-
Options expired	(1,375,000)	.31	-	-
Warrants and options outstanding at July 31, 2007	22,535,542	$.33	1.48	$2,577,734
Options granted*	1,115,000	$.55	-	-
Options exercised	(6,396,750)	.34	-	-
Options expired	(680,000)	.30	-	-
Warrants and options outstanding at April 30, 2008	16,573,792	$.34	2.40	$5,218,000
Warrants and options exercisable at April 30, 2008	16,380,042	$.33	2.40	$5,209,000

* Issuances under 2006 Equity Incentive Plan.

Unvested stock option and warrant balances for non-employees at April 30, 2008 are as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Outstanding at August 1, 2007	-	-	-	-
Options granted	650,000	$.63	-	-
Options vested	(173,355)	$.63	-	-
Unvested Options outstanding at April 30, 2008	476,645	$.63	6.74	$10,000

The impact on the Company’s results of operations of recording equity based compensation for the nine months ended April 30, 2008, for employees and non-employees was approximately $535,000 and reduced earnings per share by $0.00 per basic and diluted share.

As of April 30, 2008, there was approximately $752,000 of unrecognized equity based compensation cost related to options granted to executives and employees which have not yet vested.

NOTE 3 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

	(in thousands)
	April 30, 2008	July 31, 2007
Marketable equity securities, at cost	$50	$50
Marketable equity securities, at fair value (See Notes 10 & 13)	$50	$90

NOTE 4 - Stockpiles, Ore on Leach Pads and Inventories (“In-Process Inventory”)

	(in thousands)
	April 30, 2008	July 31, 2007
Current:
Stockpiles & Ore on leach pads	$9,371	$2,997
Total	$9,371	$2,997

Costs that are incurred in or benefit the productive process are accumulated and allocated to ore on leach pads and inventories. Stockpiles, ore on leach pads and inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, ore on leach pads and inventories, resulting from net realizable value impairments, will be reported as a component of Costs applicable to sales. The current portion of stockpiles, ore on leach pads and inventories is determined based on the expected amounts to be processed within the next 12 months.

NOTE 5 – Deposits

Deposits are classified as current assets and represent advance payments made on the Company’s mining contract and on mining equipment regarding the El Chanate Project in Sonora, Mexico. Deposits are summarized as follows:

	(in thousands)
	April 30, 2008	July 31, 2007
Advance payments on mining contract	$-	$684
Equipment deposits	46	193
Other	-	2
Total Deposits	$46	$879

NOTE 6 – Other Current Assets

Other current assets consist of the following:

	(in thousands)
	April 30, 2008	July 31, 2007
Value added tax to be refunded	$1,072	$1,475
Asset held for resale	-	166
Other	170	34
Total Other Current Assets	$1,242	$1,675

NOTE 7 – Property and Equipment

Property and Equipment consist of the following:

	(in thousands)
	April 30, 2008	July 31, 2007
Process equipment and facilities	$17,682	$16,285
Asset retirement obligation	1,218	1,218
Mining equipment	973	863
Mineral properties	141	141
Construction in progress	2,986	-
Computer and office equipment	307	212
Improvements	16	16
Furniture	36	23
Total	23, 359	18,758
Less: accumulated depreciation	(2,740)	(758)
Property and equipment, net	$20,619	$18,000

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

Depreciation expense for the nine months ended April 30, 2008 and 2007 was approximately $1,983,000 and $131,000, respectively.

NOTE 8 - Intangible Assets

Intangible assets consist of the following:

	(in thousands)
	April 30, 2008	July31, 2007
Repurchase of Net Profits Interest	$500	$500
Water Rights	134	-
Mobilization Payment to Mineral Contractor	70	70
Investment in Right of Way	18	18
Total	722	588
Accumulated Amortization	(529)	(11)
Intangible assets, net	$193	$577

Purchased intangible assets consisting of rights of way, water rights, easements and net profit interests are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the UOP method. It is the Company’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with SFAS 144. There was no impairment at April 30, 2008.

Amortization expense for the nine months ended April 30, 2008 and 2007 was approximately $521,000 and $4,000, respectively. The Repurchase of Net Profits Interest from FG was fully amortized as of April 30, 2008.

NOTE 9 - Mining Concessions

Mining concessions consist of the following:

	(in thousands)
	April 30, 2008	July 31, 2007
El Chanate	$45	$45
El Charro	25	25
Total	70	70
Less: accumulated amortization	(9)	(3)
Total	$61	$67

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

Amortization expense for the nine months ended April 30, 2008 and 2007 was approximately $6,000 and $0, respectively.

NOTE 10 - Loans Receivable - Affiliate

Loans receivable - affiliate consist of expense reimbursements due from a publicly-owned corporation in which the Company has an investment. The Company's president and chairman of the board of directors was an officer and director of that corporation. On March 10, 2008, the Company’s president and chairman of the board of directors resigned as both an officer and director of this corporation. These loans are non-interest bearing and due on demand (see Notes 3 & 13).

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

The following is a reconciliation of the liability for long-term Asset Retirement Obligation:

(in thousands)
Balance at July 31, 2007	$1,249
Additions, changes in estimates and other	-
Liabilities settled	-
Accretion expense	121
Balance at April 30, 2008	$1,370

NOTE 12 - Other Comprehensive Income (Loss)-Supplemental Non-Cash Investing Activities

Other comprehensive income (loss) consists of changes in the fair value of derivatives, accumulated foreign translation gains and losses and unrealized gains and losses on marketable securities and is summarized as follows:

(in thousands)
Balance at July 31, 2007	$304
Equity Adjustments from Foreign Currency Translation	300
Change in fair value of derivative instrument	(209)
Unrealized Gains (loss) on Marketable Securities	(40)
Balance at April 30, 2008	$355

NOTE 13 - Related Party Transactions

In August 2002, the Company purchased marketable equity securities of a related company (see Note 3). The Company recorded approximately $4,750 and $6,750, respectively, in expense reimbursements including office rent from this entity for the nine months ended April 30, 2008 and 2007, respectively (see Notes 10).

The Company utilizes a Mexican Corporation 100% owned by two officers/Directors and stockholders of the Company for mining support services. These services include but are not limited to the payment of mining salaries and related costs. The Mexican Corporation bills the Company for these services at slightly above cost. Mining expenses charged by the Mexican Corporation and eliminated upon consolidation amounted to approximately $2,525,000 and $240,000 for the nine months ended April 30, 2008 and 2007, respectively.

NOTE 14 - Stockholders' Equity

Common Stock

At various stages in the Company’s development, shares of the Company’s common stock have been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of the services provided or property received.

During the nine months ended April 30, 2008, the Company received proceeds of approximately $2,277,000 from the exercising of an aggregate of 6,646,750 warrants issued in past private placements.

On January 25, 2008, the Company amended its Certificate of Incorporation to increase the Company’s authorized shares of capital stock from 250,000,000 to 300,000,000 shares.

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

The Plan is administered by the Company’s Board of Directors which has delegated the administration to the Company’s Compensation Committee. The Plan provides for Awards to be made to such of the Company’s employees, directors and consultants and its affiliates as the Board may select. As of April 30, 2008, 6,260,000 options and shares have been granted under the Plan leaving 3,740,000 available for issuance.

In August 2007, the Company issued two year options to purchase the Company’s common stock at exercise prices ranging from $0.38 to $0.50 per share for professional services rendered. These options are for the purchase of 465,000 shares and were issued under the Plan. The Company utilized the Black-Scholes Method to fair value these options and recorded approximately $58,000 as equity based compensation expense.

On December 20 2007, the Company’s executive officers and directors were granted stock options and restricted stock under the Plan. Executive officers and directors were granted an aggregate of 3,000,000 stock options and executive officers were granted an aggregate 1,075,000 shares of restricted stock. All of the stock options have a term of seven years and vest as follows: 20% vested upon issuance and the balance vest 20% annually thereafter. The exercise price of the stock options is $0.63 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). The restricted shares granted vest equally over three years from the date of grant. In the event of a termination of continuous service (other than as a result of a change of control), as defined in the Plan, unvested stock options and unvested restricted stock grants shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon the happening of a change of control, all unvested stock options and unvested restricted stock grants immediately vest. The Company utilized the Black-Scholes Pricing Model to fair value the stock options and recorded approximately $231,000 as Equity Based Compensation during the period. The Company also recorded approximately $690,000 as deferred compensation expense within the Company’s statement of stockholders equity upon the issuance of the restricted stock. Approximately $116,000 of this restricted stock vested during the nine months ended April 30, 2008.

NOTE 15 - Debt

Long term debt consists of the following:

	(in thousands)
	April 30, 2008	July 31, 2007

Total long-term debt	$12,500	$12,500

Less current portion	4,125	-

Long-term debt	$8,375	$12,500

The Company entered into a credit facility (the “Credit Facility”) in 2006 involving its wholly-owned subsidiaries MSR and Oro, as borrowers, us, as guarantor, and Standard Bank plc (“Standard Bank”), as the lender and the offshore account holder. Under the Credit Facility, MSR and Oro borrowed money in an aggregate principal amount of US$12,500,000 (the “Loan”) for the purpose of constructing, developing and operating the Company’s El Chanate Project (the “Mine”). The Company guaranteed the repayment of the loan and the performance of the obligations under the Credit Facility. The Loan is scheduled to be repaid in fourteen quarterly payments with the first principal payment due after certain Mine start-up production and performance criteria are satisfied, which the Company believes occurred during the current quarter. Our first principal payment is anticipated to be due June 30, 2008. The Loan bears interest at LIBOR plus 4.00%, with LIBOR interest periods of 1, 2, 3 or 6 months and with interest payable at the end of the applicable interest period. As of April 30, 2008, the outstanding amount on the credit facility was $12,500,000 and accrued interest on this facility was approximately $72,000 (see Note 21)

The Credit Facility contains covenants customary for a project financing loan, including but not limited to restrictions (subject to certain exceptions) on incurring additional debt, creating liens on its property, disposing of any assets, merging with other companies and making any investments. The Company will be required to meet and maintain certain financial covenants once repayment begins, scheduled to initiate June 30, 2008, including (i) a debt service coverage ratio of not less than 1.2 to 1.0, (ii) a projected debt service coverage ratio of not less than 1.2 to 1.0, (iii) a loan life coverage ratio of at least 1.6 to 1.0, (iv) a project life coverage ratio of at least 2.0 to 1.0 and (v) a minimum reserve tail. The Company also is required to maintain a certain minimum level of unrestricted cash and maintain a specified amount of cash ($1,800,000) as a reserve for debt repayment. The Loan is secured by all of the tangible and intangible assets and property owned by MSR and Oro.

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

Amortization of deferred financing costs related to these issuances was $698,000 and $517,000 for the nine months ended April 30, 2008 and 2007, respectively.

The Company received a mandate letter, dated February 27, 2008, from Standard Bank to refinance the existing project finance facility on the El Chanate mine. The key anticipated amendments to the refinance include: 1) removal of cash restrictions and covenants, 2) reduction of the finance interest rate by 1.5%, 3) addition of a five million dollar line of credit at an interest rate of LIBOR + 2%, and 4) exercise of a portion of the warrants currently held by Standard Bank to provide additional support for El Chanate expansion plans and to fully fund the debt service reserve account. The Company anticipates a closing date for this refinance by the end of our fiscal year end, July 31, 2008.

NOTE 16 - Sales Contracts, Commodity and Financial Instruments

In March 2006, in conjunction with the Company’s credit facility, the Company entered into two identically structured derivative contracts with Standard Bank (See Note 15). Each derivative consisted of a series of forward sales of gold and a purchase gold cap. The Company agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. The Company also agreed to purchase a gold cap, enabling the company to buy gold on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. Under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), these contracts must be carried on the balance sheet at their fair value, with changes to the fair value of these contracts reflected as Other Income or Expense. These contracts, together, served to put a floor on the sales price of gold for the above stated volume of gold sales, however, the contracts were not designated as hedging derivatives, and therefore special hedge accounting does not apply.

The following is a reconciliation of the derivative contracts regarding the Company’s Gold Price Protection agreement:

(in thousands)
Balance as of July 31, 2007	$548
Loss on change in fair value of derivative	1,040
Net cash settlements	(886)
Balance as of April 30, 2008	$702

Rather than modifying the original Gold Price Protection agreement with Standard Bank to satisfy these forward sale obligations, the Company has opted for a net cash settlement between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per oz. The Company has paid Standard Bank approximately $1,346,000 on the settlement of 38,455 ounces with corresponding reductions in the Company’s derivative liability ($886,000 or 25,329 ounces of gold during the nine months ended April 30, 2008). These expenses were incurred concurrently with sales revenues that reflected actual sales of physical gold at market prices well above the option strike price of $535 per ounce. The remaining ounces to settle with regard to this agreement amounted to 83,472 as of April 30, 2008.

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

The following is a reconciliation of the derivative contract regarding the Company’s Interest Rate Swap agreement:

(in thousands)
Balance as of July 31, 2007	$48
Change in fair value of swap agreement	209
Interest expense (income)	28
Net cash settlements	(11)
Balance as of April 30, 2008	$274

The Company is exposed to credit losses in the event of non-performance by counterparties to these interest rate swap agreements, but the Company does not expect any of the counterparties to fail to meet their obligations. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position with each counterparty as required by SFAS 133.

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

Companies are required to prepay income taxes on a monthly basis based on the greater of the flat tax or regular income tax as calculated for each monthly period.  Accordingly, the Company has recorded a prepayment requirement of approximately $845,000 as of April 30, 2008, on net income earned during the first four calendar months in 2008. This amount is slightly greater than the anticipated regular income tax of approximately $806,000 due to certain credits factored into the Company’s tax accrual.  Annualized income projections indicate that the Company will not be liable for any excess flat tax for calendar year 2008 and, accordingly, has recorded a $834,000 Mexican income tax provision as of April 30, 2008.

As the new legislation was recently enacted, it remains subject to ongoing varying interpretations.  There is the possibility of implementation amendments by the Mexican Government and the estimated future income tax liability recorded at the balance sheet date may change.

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

NOTE 20 – Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning August 1, 2009. The Company is currently evaluating the potential impact of adopting this statement.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classified nonvested shares and nonvested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in the Company’s fiscal year beginning August 1, 2008. The Company believes that the adoption of EITF 06-11 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“FAS 141(R)”) which amends FAS 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for the Company’s fiscal year beginning August 1, 2009 and is to be applied prospectively. The Company does not believe the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“FAS 160”) which establishes accounting and reporting standards pertaining to (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. FAS 160 also requires that the reporting company clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for the Company’s fiscal year beginning August 1, 2009. The Company does not believe the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for the Company’s fiscal year beginning August 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company’s derivative instrument disclosures.

In September 2007, the FASB published Proposed FSP No. APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “Proposed FSP”). The Proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. Convertible debt instruments within the scope of the Proposed FSP are not addressed by the existing APB 14. The Proposed FSP would require that the liability and equity components of convertible debt instruments within the scope of the Proposed FSP shall be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The Company does not believe the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Through April 30, 2008, approximately 2.80 million tonnes of ore had been placed on the leach pad containing an estimated 73,985 ounces of gold. As of April 30, 2008, we estimate that we have 33,769 recoverable ounces on the leach pad. Gold production for the nine months ended April 30, 2008, totaled approximately 28,774 ounces of Gold.

Gold production at El Chanate is currently near the feasibility study rate of 4,000 ounces per month. We have started to ramp up daily tonnage levels from 7,500 tonnes per day (“tpd”) to 10,000 tpd. This should boost our gold production toward 5,000 ounces per month (60,000 ounces per year). We anticipate that the increased plant throughput at these levels will not require any capital since additional ore crushing and stacking capacity was factored into the original design.

With the reserve increase, we are analyzing what steps are necessary to effectively increase production rates to a range of 70,000 to 80,000 ounces per year by 2009 and improve gold recoveries by conducting further metallurgical test work at our laboratory facilities at the mine. We will continue our ongoing studies to possibly increase production levels to 100,000 ounces per year thereafter. To this end, we engaged Golder Engineering and its Mexican associates to supply engineering services for leach pad expansion. The leach pad expansion was completed in April 2008. In addition, we discussed options available with the crusher manufacturer, Excel Machinery, with regards to adding an additional secondary crusher into the crushing circuit, to enable the system to handle increased tonnage. We anticipate that another crusher should move daily tonnage up closer to 15,000 tpd. We are still evaluating whether an additional secondary crusher is necessary at this time. The estimated cost to achieve these increased production rates will be approximately $7,000,000 over a two year period. Management has been and will continue to fund these expansion costs with its cash on hand as well as through revenues from gold sales.

In addition, we identified certain restrictions related to our ADR plant capacity which limited the amount of solution that can be processed. We have addressed these issues by doubling the installed pumping capacity to increase solution flow to the leach pad and added additional carbon capacity to the system. We have also purchased an additional set of carbon columns and a strip vessel to process an additional two tonnes of carbon per strip. We believe the additional carbon columns will be completed by the end of our current fiscal year (July 31, 2008), thereby lifting the limitations on our current gold production.

For the nine months ended April 30, 2008, our capital expenditure cost related to the leach pad and ADR Plant expansion totaled approximately $3,000,000. This was fully funded from cash flow from operations. We anticipate total capital expenditures for the leach pad expansion and the ADR plant upgrade will amount to approximately $3,750,000.

In December 2007, we completed an additional 26 hole reverse circulation drilling program amounting to 4,912 meters. The drill holes were mainly positioned to test the outer limits of the currently known ore zones. The results of this drilling campaign have not been included in our resource model as we continue to receive assay results.

We recently leased 12 mining concessions totaling 1,790 hectares located northwest of Saric, Sonora. Also, a claim has been filed for approximately 2,200 additional hectares adjacent to this property. These concessions and this claim are about a sixty mile drive northeast of the El Chanate project. Mineralization is evident throughout and is hosted by shear zones and quartz veins in granite intrusive. A short drill program, along with some geochemical work, is currently underway.

In January 2008, pursuant to the terms of our agreement with AngloGold Ashanti North America, the entity from which we acquired our rights to the El Chanate concessions, we made a good faith determination and notified AngloGold that the drill indicated resources at the El Chanate gold mine exceeded two million ounces of contained gold. The term "drill indicated resources" is defined in the agreement. A drill indicated resource number does not rise to the level of, and should not be considered proven and probable reserves as those terms are defined under SEC guidelines. We utilized an independent third party consultant, Independent Mining Consultants, Inc. (“IMC”) of Tucson, AZ, to assist us in the good faith determination. AngloGold has until July 28, 2008, or 180 days from the date of notification, to determine whether or not it will choose to exercise it’s one time back-in right to acquire a 51% interest in the El Chanate project, for a purchase price equal to two times the total project costs, as defined in the agreement, since 2001. As of the date of this report, we have not received a formal response from Anglo concerning this option to back-in.

We continue to actively investigate other exploration projects in northern Mexico.

Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim financial statements and related notes included elsewhere in this report.

Three months ended April 30, 2008 compared to Three months ended April 30, 2007

Net income for the three months ended April 30, 2008 was approximately $2,740,000 compared to a net loss, of approximately $2,649,000 for the three months ended April 30, 2007. The principal reason for this transition was our realizing revenue from operations during the current quarter. Net income per common share was $0.02 for the three months ended April 30, 2008, on a basic basis and $0.01 on a diluted basis. The net loss per share for the same period in 2007 was $0.01 on a basic basis.

Revenues & Costs Applicable to Sales

Gold sales in the current period totaled approximately $8,730,000. We sold 9,466 ounces at an average realizable price per ounce of $922. Costs applicable to sales were approximately $2,717,000 for the current period. There were no metal sales in 2006. Our cash cost and total cost per ounce sold was $250 and $305, respectively, for the current period.

Revenues from by-product sales (silver) are credited to Costs applicable to sales as a by-product credit. Silver sales totaled 10,190 ounces at a price of $19.73 amounting to approximately $201,000 for the three months ended April 30, 2008.

Depreciation and Amortization

Depreciation and amortization expense during the three months ended April 30, 2008 and 2007 was approximately $800,000 and $286,000, respectively. The primary reason for the increase of approximately $514,000 was depreciation and amortization charges related to the El Chanate capital costs being incurred in the current period. There were minimal charges during the same period in the prior year as most of these assets were placed in service in April 2007. Depreciation and amortization also represents deferred financing costs resulting from the Credit Facility entered into in August 2006 with Standard Bank Plc. This accounted for approximately $272,000 of the amortization expense during the three months ended April 30, 2008 and 2007, respectively.

General and Administration Expense

General and administrative expenses during the three months ended April 30, 2008 were approximately $1,072,000, an increase of approximately $102,000 or 11% from the three months ended April 30, 2007. The increase in general and administrative expenses resulted primarily from higher investor relations fees, higher accounting and auditing fees, and an increase in insurance costs versus the same period a year earlier as we initiated production in April 2007.

Exploration Expense

Exploration expense during the three months ended April 30, 2008 and 2007 was approximately $19,000 and $811,000, respectively, or a decrease of $792,000. Exploration expense for the quarter ended April 30, 2007 included costs incurred related to our 72-hole reverse circulation drilling campaign to identify additional proven and probable gold reserves at the El Chanate Project. The 72 holes totaled approximately 8,300 meters, and were positioned to fill in gaps in the ore body and test the outer limits of the currently known ore zones. We anticipate incurring higher exploration expenditures for the remainder of the calendar year as we complete the results of our short drill program, along with some geochemical work, at our new leased concessions in Saric, Sonora.

Equity Based Compensation

Equity based compensation during the three months ended April 30, 2008 was approximately $14,000 as compared to $52,000 in costs for the same period a year earlier. These costs primarily represent the equity compensation expense from the issuance of stock options for professional services provided by non-employees during the current and prior period.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the three months ended April 30, 2008 and 2007, was approximately $336,000 and $319,000, respectively, and was reflected as an other expense. This was primarily due to the change in fair value of our two identically structured derivative contracts with Standard Bank which correlates to fluctuations in the gold price. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

Interest expense was approximately $377,000 for the three months ended April 30, 2008 compared to approximately $275,000 for the same period a year earlier. This increase was mainly due to higher interest charges incurred during the current period related to our fully outstanding Credit Facility with Standard Bank. As of April 30, 2008 and 2007, there was $12,500,000 outstanding, respectively, on this credit facility.

Nine months ended April 30, 2008 compared to Nine months ended April 30, 2007

Net income for the nine months ended April 30, 2008 was approximately $6,613,000 compared to a net loss, of approximately $5,484,000 for the nine months ended April 30, 2007. The principal reason for this transition was our realizing revenue from operations during the nine months ended April 30, 2008. The Company’s first gold sale occurred in August 2007. Net income per common share was $0.04 for the nine months ended April 30, 2008, on a basic basis and $0.03 on a diluted basis. The net loss per share for the same period in 2007 was $0.04 on a basic basis.

Revenues & Costs Applicable to Sales

Gold sales for the nine months ended April 30, 2008 totaled approximately $23,299,000. We have sold 28,210 ounces at an average realizable price per ounce of $826. Costs applicable to sales were approximately $7,343,000 for the current period. There were no metal sales in the prior period. Our cash cost and total cost per ounce sold was $247 and $310, respectively, for the nine months ended April 30, 2008.

Revenues from by-product sales (silver) are credited to Costs applicable to sales as a by-product credit. Silver sales totaled 20,190 ounces at an average price of $17.20 amounting to approximately $347,000 for the nine months ended April 30, 2008.

Depreciation and Amortization

Depreciation and amortization expense during the nine months ended April 30, 2008 and 2007 was approximately $ 2,630,000 and $632,000, respectively. The increase of approximately $1,998,000 was primarily due to depreciation and amortization charges related to the El Chanate capital costs being incurred in the current period. The charges during the same period in the prior year were significantly lower as most of these assets were placed in service in April 2007. Depreciation and amortization also represents deferred financing costs resulting from the Credit Facility. This accounted for approximately $816,000 and $632,000 of the amortization expense during the nine months ended April 30, 2008 and 2007, respectively.

General and Administration Expense

General and administrative expenses during the nine months ended April 30, 2008 were approximately $3,186,000, an increase of approximately $1,035,000 or 48% from the nine months ended April 30, 2007. The increase in general and administrative expenses resulted primarily from: 1) higher salaries and wages including the awarding of cash bonuses to officers and employees of approximately $315,000 and the granting of stock options and restricted stock to our officers and employees under our 2006 Equity Incentive Plan amounting to approximately $477,000, 2) higher investor relations fees and travel fees of approximately $230,000, and 3) an increase in insurance costs of approximately $77,000 versus the same period a year earlier as we were not yet in full production in the prior period. The above mentioned increases in compensation were granted based upon recommendations from an independent report on executive compensation. This independent report, requested by our Compensation Committee, was obtained in order to assist us in attracting and retaining individuals of experience and ability, to provide incentive to our employees and directors, to encourage employee and director proprietary interests in the Company, and to encourage employees to remain in our employ.

Exploration Expense

Exploration expense during the nine months ended April 30, 2008 and 2007 was approximately $650,000 and $1,325,000, respectively, or a decrease of $675,000 or 51%. The primary reason for the decrease in exploration expense was the result of higher engineering and planning costs related to our El Chanate Project being expensed in the prior period as well as the costs incurred from our 72-hole reverse circulation drilling campaign to identify additional proven and probable gold reserves at the El Chanate Project which was completed in May 2007. The current period includes costs from our completed 26 hole reverse circulation drilling program in December 2007 amounting to 4,912 meters at El Chanate. The drill holes were mainly positioned to test the outer limits of the currently known ore zones.

Equity Based Compensation

Equity based compensation during the nine months ended April 30, 2008 was approximately $122,000 as compared to $153,000 in costs for the same period a year earlier. These costs primarily represent the equity compensation expense from the issuance of stock options for professional services provided to non-employees during the current and prior period.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the nine months ended April 30, 2008 and 2007, was approximately $1,037,000 and $847,000, respectively, and was reflected as an other expense. This was primarily due to the change in fair value of our two identically structured derivative contracts with Standard Bank which correlates to fluctuations in the gold price. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

Interest expense was approximately $945,000 for the nine months ended April 30, 2008 compared to approximately $474,000 for the same period a year earlier. This increase was mainly due to higher interest charges incurred during the current period related to our fully outstanding credit facility with Standard Bank. As of April 30, 2008 and 2007, there was $12,500,000 outstanding, respectively, on this credit facility.

Changes in Foreign Exchange Rates

During the nine months ended April 30, 2008, we recorded equity adjustments from foreign currency translations of approximately $300,000. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar and are included as a component of other comprehensive income.

Summary of Quarterly Results
(000’s except per share Data)

	For the three	For the three	For the Nine	For the Nine
	Months ended	Months ended	Months ended	Months ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007

Revenues	8,730	-	23,299	-
Net Income (loss)	2,740	(2,649)	6,613	(5,484)
Basic net income (loss) per share	0.02	(0.02)	0.04	(0.04)
Diluted net income (loss) per share	0.01	-	0.03	-

Liquidity and Capital Resources

As of April 30, 2008, we had approximately $4,936,000 in cash and cash equivalents, an increase of $2,711,000 over July 31, 2007. Working capital was approximately $10,398,000, an increase of $4,055,000 over July 31, 2007. Cash provided by operating activities during the nine months ended April 30, 2008 was approximately $4,818,000, which primarily represents cash flows resulting from our realization of revenue from operations during the nine months ended April 30, 2008. Cash used in investing activities during the nine months ended April 30, 2008, amounted to approximately $4,691,000, primarily from the leach pad expansion and the acquisition of equipment, including additional conveyors and ADR plant equipment, as well as additional water rights related to our El Chanate Project. Cash provided by financing activities during the nine months ended April 30, 2008 amounted to approximately $2,284,000, primarily from the exercising of 6,646,750 warrants for gross proceeds of approximately $2,277,000. We believe that our available funds in conjunction with anticipated revenues from gold sales will be adequate to cover operating activities at El Chanate for the life of mine as well as our leach pad and ADR plant expansion activities. We anticipate total capital expenditures related to the leach pad expansion and the ADR plant upgrade will amount to approximately $3,750,000.

In March 2006, we entered into a gold price protection arrangement with Standard Bank to protect us against future fluctuations in the price of gold. We agreed to a series of gold forward sales and call option purchases in anticipation of entering into the Credit Facility. Under the price protection agreement, we have agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We will also purchase call options from Standard Bank on a quarterly basis during this same period covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. To date, rather than modifying the original Gold Price Protection agreement with Standard Bank to satisfy these forward sale obligations, we have opted for a net cash settlement between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per oz. We have paid Standard Bank approximately $1,346,000 on the settlement of 38,455 ounces with corresponding reductions in our derivative liability ($887,000 or 25,329 ounces of gold) during the nine months ended April 30, 2008. The remaining ounces to settle with regard to this agreement amounted to 83,472 as of April 30, 2008.

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

We received a mandate letter, dated February 27, 2008, from Standard Bank to refinance the existing project finance facility on the El Chanate mine. The key anticipated amendments to the refinance include: 1) removal of cash restrictions and covenants, 2) reduction of the finance interest rate by 1.5%, 3) addition of a five million dollar line of credit at LIBOR + 2%, and 4) exercise of a portion of the warrants currently held by Standard Bank to provide additional support for El Chanate expansion plans and to fully fund the debt service reserve account. We anticipate a closing date by the end of fiscal 2008 (July 31, 2008).

While we believe that our available funds in conjunction with anticipated revenues from gold sales will be adequate to cover operating activities at El Chanate and general and administrative expenses for the life of the mine as well as the remaining capital costs associated with the ADR plant expansion, if we encounter unexpected problems we may need to raise additional capital. We also may need to raise additional capital for significant property acquisitions and/or exploration activities. To the extent that we need to obtain additional capital, management intends to raise such funds through the sale of our securities and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding, if needed, will be available. If we need additional capital and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities. Please see “We just recently started to receive cash flow from operations and, historically, have relied on external funding sources. While we believe that we will continue to generate cash flow and profits from operations, if we encounter unexpected problems, we may need to raise additional capital. If additional capital is required and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities.” In Part II; Item 1A. “Risk Factors” below.

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

We own properties in Leadville, Colorado for which we have previously recorded an impairment loss. Part of the Leadville Mining District has been declared a federal Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Superfund Amendments and Reauthorization Act of 1986. Several mining companies and one individual were declared defendants in a possible lawsuit. We were not named a defendant or Principal Responsible Party. We did respond in full detail to a lengthy questionnaire prepared by the Environmental Protection Agency ("EPA") regarding our proposed procedures and past activities in November 1990. To our knowledge, the EPA has initiated no further comments or questions. The Division of Reclamation, Mining and Safety of the State of Colorado (the “Division”) conducted its most recent inspection of our Leadville Mining properties in August 2007. The Division concluded that based upon 2007 equipment prices and labor costs, an additional $46,000 was necessary to be bonded with the Division to reclaim the site to achieve the approved postmining land use. The total amount of the bond sufficient to perform reclamation as of April 30, 2008, is approximately $82,000. We have met this bonding requirement.

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

New Accounting Pronouncements

See Note 20 to the Condensed Consolidated Financial Statements contained in Item 1. Financial Statements above.

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

Intangible Assets

Purchased intangible assets consisting of rights of way, easements and net profit interests are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the UOP method. It is our policy to assess periodically the carrying amount of our purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with SFAS 144. There was no impairment at April 30, 2008.

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

Accounting for Derivatives and Hedging Activities

We entered into two identically structured derivative contracts with Standard Bank in March 2006. Each derivative consisted of a series of forward sales of gold and a purchase gold cap. We agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We also purchased a gold cap, providing the right to buy gold on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. Although these contracts are not designated as hedging derivatives, they do serve an economic purpose of protecting us from the effects of a decline in gold prices. Because they are not designated as hedges, however, special hedge accounting does not apply. Derivative results are simply marked to market through earnings, with these effects recorded in other income or other expense, as appropriate under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Metal Prices

Changes in the market price of gold significantly affect our profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as: demand; forward selling by producers; central bank sales; purchases and lending; investor sentiment; the strength of the U.S. dollar and global mine production levels.

Gold Price Protection Agreement

In March 2006, we entered into a gold price protection arrangement with Standard Bank to protect us against future fluctuations in the price of gold. We agreed to a series of gold forward sales and call option purchases in anticipation of entering into the Credit Facility. Under the price protection agreement, we have agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We also purchased call options from Standard Bank enabling the right to purchase gold on a quarterly basis during this same period covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. Together, these forward sales and call options serve to put a floor on our gold sales price and thereby protect us from the effects of the market price falling below $535 per ounce, while allowing us to enjoy the upside of higher gold prices. To date, rather than modifying the original Gold Price Protection agreement with Standard Bank to satisfy these forward sale obligations, we have opted for a net cash settlement between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per oz. We have paid Standard Bank approximately $1,346,000 on the settlement of 38,455 ounces with corresponding reductions in our derivative liability ($887,000 or 25,329 ounces of gold) during the nine months ended April 30, 2008. The remaining ounces to settle with regard to this agreement amounted to 83,472 as of April 30, 2008. The fair value of this derivative liability recorded on the balance sheet as of April 30, 2008, was approximately $702,000.

The total contractual ounces to settle and cash payments remaining on the gold price protection agreement are as follows:

Fiscal year ending:	Ounces Remaining	Amount

2008	8,428	$295,000
2009	33,638	$1,177,000
2010	33,176	$1,161,000
2011	8,230	$288,000
Total	83,472	$2,921,000

Interest Rate Swap Contracts

On October 11, 2006, prior to our initial draw on the Credit Facility, we entered into interest rate swap agreements in accordance with the terms of the Credit Facility, which requires that we hedge at least 50% of our outstanding debt under this facility. The agreements entered into cover $9,375,000 or 75% of the outstanding debt. Both swaps covered this same notional amount of $9,375,000, but over different time horizons. The first covered the six months that commenced on October 11, 2006 and terminated on March 31, 2007 and the second covers the period from March 30, 2007 through December 31, 2010. We intend to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as we deem appropriate. However, any use of interest rate derivatives will be restricted to use for risk management purposes. The fair value of this derivative liability recorded on the balance sheet as of April 30, 2008, was approximately $274,000.

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

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold. Gold prices fluctuate on a daily basis. During the fiscal quarter ended April 2008, the spot price for gold on the London Exchange has fluctuated between $867.00 and $1,011.30 per ounce. During calendar 2007, the spot price for gold on the London Exchange fluctuated between $608.40 and $841.10 per ounce. Gold prices are affected by numerous factors beyond our control, including:

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

To date, rather than modifying the original Gold Price Protection agreement with Standard Bank to satisfy these forward sale obligations, we have opted for a net cash settlement between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per oz. We have paid Standard Bank approximately $1,346,000 on the settlement of 38,455 ounces with corresponding reductions in our derivative liability ($887,000 or 25,329 ounces of gold during the nine months ended April 30, 2008). The remaining ounces to settle with regard to this agreement amounted to 83,472 as of April 30, 2008. We believe we will be able to deliver the quantity of gold required by our forward sales on a going forward basis; however, we may continue to opt to net cash settle these forward sale obligations if it remains the most cost effective option for us. If we are unable for any reason to produce the quantity of gold required by our forward sales and generate sufficient cash flow to settle these forward sales in gold or cash, it could have a material adverse effect on our financial condition and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We received proceeds of approximately $120,500 during the quarter ended April 30,, 2008 from the exercising of an aggregate of 326,250 warrants issued in past private placements.

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
Date: June 11, 2008