Form 10-K
period 2008-07-31
CAPITAL GOLD CORP
filed 2008-10-29
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JULY 31, 2008
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

Registrant’s telephone number, including area code: (212) 344-2785

Securities registered under Section 12(b) of the Exchange Act: none
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes࿠ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity on January 31, 2008 held by non-affiliates computed by reference to the closing price of the issuer’s Common Stock on that date, was $93,983,205 based upon the closing price ($0.70) multiplied by the 134,262,150 shares of the issuer’s Common Stock held by non-affiliates.

The number of shares outstanding of each of the issuer’s classes of common equity as of October 24, 2008: 192,974,824.
DOCUMENTS INCORPORATED BY REFERENCE: None.

CAPITAL GOLD CORPORATION
Form 10-K
July 31, 2008

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

v

PART I

Item 1. Business

Sonora, Mexico Concessions

El Chanate

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

On August 30, 2007, Independent Mining Consultants, Inc. (“IMC”) of Tucson, AZ delivered to us an updated resource block model and an updated mine plan and mine production schedule (the “2007 Report”). The original feasibility study (the “2003 Study”) on the El Chanate Project was prepared by M3 Engineering of Tucson in August 2003. M3 updated the 2003 Study in October 2005 (the “2005 Study”). An August 2006 technical report from SRK Consulting, Denver, Colorado (the “2006 Update”) further updated the feasibility study.

According to the 2007 Report, our proven and probable reserve tonnage increased by approximately 98 percent from 19.9 million to 39.5 million metric tonnes with a gold grade of 0.66 grams per tonne (43.5 million US short tons at 0.019 ounces per ton). The open pit stripping ratio is 0.6:1 (0.6 tonnes of waste to one tonne of ore). The updated pit design for the revised plan in the 2007 Report is based on a plant recovery of gold that varies by rock types, but is expected to average 66.8%. A gold price of US$550 (three year average as of July 31, 2007 as determined by IMC) per ounce was used to re-estimate the reserves compared with a gold price of $450 per ounce used in the previous estimate.

In September 2008, we initiated a 10 hole deep core drilling campaign at our El Chanate mine consisting of 2,500 meters which will target the southern extremity of the main pit. Once this data has been compiled and analyzed, it will be combined with results from a previous drilling campaign initiated in December 2007 which consisted of a 26 reverse circulation holes amounting to 4,912 meters. These drill holes were mainly positioned to test the outer limits of the currently known ore zones within the main pit. All data will be combined with the intention of increasing proven and probable reserves.

Gold production at El Chanate is currently at a level of approximately 5,000 ounces per month inclusive of gold equivalents.

For more information on the El Chanate Project, please see “Item 2. Property; El Chanate Properties – Sonora, Mexico.”

Competition

The acquisition of gold properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staffs and more equipment for exploration and development may be in a better position than us to compete for such mineral properties. Our limited financial resources in relation to companies with greater resources may hinder our ability to compete for and acquire additional mineral properties.

Human Resources

As of October 24, 2008, we had 143 full time and 16 temporary employees working at our El Chanate mine in Sonora, Mexico as well as eight full time employees in the US. We also utilize a mining contractor at the El Chanate mine which had 42 personnel onsite.

Cautionary Statement on Forward-Looking Statements

Certain statements in this report constitute “forwarding-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. All statements other than statements of historical fact, included in this report regarding our financial position, business and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding exploration and mine development, construction and expansion plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms or other sources of funding, if needed, and the timing of additional tests, feasibility studies and environmental permitting are all forward-looking in nature.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to, the risk factors discussed below in Item 1A. “Risk Factors” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this report. We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1A. Risk Factors

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

Risks related to our business and operations

If we are unable to sustain sufficient operating revenues, we will not be able to generate profits and our business may fail.

Until this past fiscal year, we had no producing properties and, historically, have operated at a loss. We only commenced gold producing activities and started to generate revenues in August 2007. Our ultimate success will depend on our ability to continue to generate profits from our properties. While we have commenced revenue producing mining operations, we cannot assure that revenues will continue to cover cash flow requirements.

While we believe that we will continue to generate positive cash flow and profits from operations, if we encounter unexpected problems, we may need to raise additional capital. If additional capital is required and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities.

Prior to the first fiscal quarter of 2008, we were not able to generate cash flow from operations. While we now are generating positive cash flow and profits, if we encounter unexpected problems and we are unable to continue to generate positive cash flow and profits, we may need to raise additional capital. We also may need to raise additional capital for property acquisition and new exploration. To the extent that we need to obtain additional capital, management intends to raise such funds through the sale of our securities and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding, if needed, will be available. This is especially true given the current significant instability in the financial markets. If we need additional capital and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities.

Our Credit Facility with Standard Bank plc imposes restrictive covenants on us.

Our Credit Facility with Standard Bank requires us, among other obligations, to meet certain financial covenants including (i) a ratio of current assets to current liabilities at all times greater than or equal to 1.20:1.00, (ii) a quarterly minimum tangible net worth at all times of at least U.S.$15,000,000, and (iii) a quarterly average minimum liquidity of U.S.$500,000. In addition, the Credit Facility restricts, among other things, our ability to incur additional debt, create liens on our property, dispose of any assets, merge with other companies, enter into hedge agreements, organize or invest in subsidiaries or make any investments above a certain dollar limit.  A failure to comply with the restrictions contained in the Credit Facility could lead to an event of default thereunder which could result in an acceleration of such indebtedness.

Our mining contractor is using reconditioned equipment which could adversely affect our cost assumptions and our ability to economically and successfully mine the project.

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

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold. Gold prices fluctuate on a daily basis. During the fiscal year ended July 31, 2008, the spot price for gold on the London Exchange has fluctuated between $657.50 and $1,011.30 per ounce. Gold prices are affected by numerous factors beyond our control, including:

•	the level of interest rates,
•	the rate of inflation,
•	central bank sales,
•	world supply of gold and
•	stability of exchange rates.

Each of these factors can cause significant fluctuations in gold prices. Such external factors are in turn influenced by changes in international investment patterns and monetary systems and political developments. The current significant instability in the financial markets heightens these fluctuations. The price of gold has historically fluctuated widely and, depending on the price of gold, revenues from mining operations may not be sufficient to offset the costs of such operations.

We may not be successful in hedging against gold price and interest rate fluctuations and may incur mark-to-market losses and lose money through our hedging programs.

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

Further, there can be no assurance that the use of hedging techniques will always be to our benefit. Hedging instruments that protect against metals market price volatility may prevent us from realizing the full benefit from subsequent increases in market prices with respect to covered production, which would cause us to record a mark-to-market loss, decreasing our profits. Hedging contracts also are subject to the risk that the other party may be unable or unwilling to perform its obligations under these contracts. Any significant nonperformance could have a material adverse effect on our financial condition, results of operations and cash flows.

To date, rather than modifying the original Gold Price Protection agreement with Standard Bank to satisfy these forward sale obligations, we have opted for a net cash settlement between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per oz. As of September 30, 2008, we have paid Standard Bank an aggregate of approximately $1,936,000 on the settlement of 55,325 ounces. The remaining ounces to settle with regard to this agreement amounted to 66,602 as of September 30, 2008. We believe we will be able to deliver the quantity of gold required by our forward sales on a going forward basis; however, we may continue to opt to net cash settle these forward sale obligations if it remains the most cost effective option for us. If we are unable for any reason to produce the quantity of gold required by our forward sales and generate sufficient cash flow to settle these forward sales in gold or cash, it could have a material adverse effect on our financial condition and cash flows.

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

Industrial accidents could have a material adverse effect on our future business and operations. We currently maintain general liability, business interruption, auto and property insurance coverage. We cannot be certain that the insurance we have in place will cover all of the risks associated with mining or that we will be able to maintain insurance to cover these risks at economically feasible premiums. We also might become subject to liability for pollution or other hazards which we cannot insure against or which we may elect not to insure against because of premium costs or other reasons. Losses from such events may have a material adverse effect on our financial position.

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

We are dependent on a relatively small number of key personnel, including but not limited to John Brownlie, Chief Operating Officer who, among other duties, oversees the El Chanate Project, the loss of any one of whom could have an adverse effect on us. We are also dependent upon Sinergia to provide mining services.  Sinergia commenced mining operations on March 25, 2007, and transitioned from the pre-production to production phase of the mining contract in July 2007.  Sinergia’s mining fleet is not new. If we lose the services of our key personnel, or if Sinergia is unable to effectively maintain its fleet, our planned operations at our El Chanate Project may be disrupted and/or materially adversely affected.

There are uncertainties as to title matters in the mining industry. We believe that we have good title to our properties; however, any defects in such title that cause us to lose our rights in mineral properties could jeopardize our planned business operations.

We have investigated our rights to explore, exploit and develop our concessions in manners consistent with industry practice and, to the best of our knowledge, those rights are in good standing. However, we cannot assure that the title to or our rights of ownership in the El Chanate concessions will not be challenged by third parties or governmental agencies. In addition, there can be no assurance that the concessions in which we have an interest are not subject to prior unregistered agreements, transfers or claims and title may be affected by undetected defects. Any such defects could have a material adverse effect on us.

Our ability to maintain long-term profitability eventually will depend on our ability to find, explore and develop additional properties. Our ability to acquire such additional properties could be hindered by competition. If we are unable to acquire, develop and economically mine additional properties, we most likely will not be able to be profitable on a long-term basis.

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

Risks related to ownership of our stock

The market price of our stock may be adversely affected by market volatility due to the current significant instability in the financial markets.

As a result of the current substantial instability in the financial markets, our stock price has recently fluctuated significantly. We cannot predict if or when current adverse economic conditions will be resolved and what the affect this instability will continue to have on the price of our stock.

We do not intend to pay cash dividends in the near future.

Our Board of Directors determine whether to pay cash dividends on our issued and outstanding shares. The declaration of dividends would depend upon our future earnings, our capital requirements, our financial condition and other relevant factors. Our board does not intend to declare any dividends on our shares for the foreseeable future. We anticipate that we will retain any earnings to finance the growth of our business and for general corporate purposes.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Property

El Chanate Properties – Sonora, Mexico

Through our wholly-owned subsidiaries, Oro de Altar S. de R. L. de C.V. (“Oro”) and Minera Santa Rita S. de R.L. de C.V. (“MSR”), we own 100% of the following 16 mining concessions, all of which are located in the Municipality of Altar, State of Sonora United States of Mexico.

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

AJO
TUCSON
10
United States
Mexico
Lukeville
Sells
19
La Choya
Puerto
Penasco
2
Sasabe
Nogales
La Herradura
El Chanate
Cananea
Caborca
Altar
Magdalena
Santa Gertrudis
Santa Ana
San Francisco
15
0
50
100
Kilometers
Gulf of
N

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

According to the 2007 Report, our proven and probable reserve tonnage increased by approximately 98 percent from 19.9 million to 39.5 million metric tonnes with a gold grade of 0.66 grams per tonne (43.5 million US short tons at 0.019 ounces per ton). The open pit stripping ratio is 0.6:1 (0.6 tonnes of waste to one tonne of ore). The updated pit design for the revised plan in the 2007 Report is based on a plant recovery of gold that varies by rock types, but is expected to average 66.8%. A gold price of US$550 (three year average as of July 31, 2007 as determined by IMC) per ounce was used to re-estimate the reserves compared with a gold price of $450 per ounce used in the previous estimate.

In September 2008, we initiated a 10 hole deep core drilling campaign at our El Chanate mine consisting of 2,500 meters which will target the southern extremity of the main pit. Once this data has been compiled and analyzed, it will be combined with results from a previous drilling campaign initiated in December 2007 which consisted of a 26 reverse circulation holes amounting to 4,912 meters. These drill holes were mainly positioned to test the outer limits of the currently known ore zones within the main pit. All data will be combined with the intention of increasing proven and probable reserves.

During fiscal 2008, we identified certain restrictions related to our ADR plant capacity which limited the amount of solution that can be processed. We have addressed these issues by doubling the installed pumping capacity to increase solution flow to the leach pad and added additional carbon capacity to the system. We also purchased and installed an additional set of carbon columns and a strip vessel to process an additional two tonnes of carbon per strip. The installation and commissioning of these ADR plant upgrades was completed at the end of October 2008.

Gold production at El Chanate is currently at a level of approximately 5,000 ounces per month inclusive of gold equivalents. We have implemented steps necessary to effectively increase production rates to approximately 70,000 ounces per year in 2009. As of August 31, 2008, we have expended approximately $3,500,000 on the leach pad expansion and ADR plant improvement. Management has been and anticipates that it will continue to fund these expansion costs with its cash on hand as well as through revenues from gold sales.

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
12.8 Million Tonnes @ 0.61g/t*
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

** Based on mining rate of 7,500 metric tonnes per day of ore. We are currently in excess of 10,000 metric tonnes per day.

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

General Information and Location

The El Chanate Project is located in the State of Sonora, Mexico, 37 kilometers northeast of the town of Caborca. It is accessible by paved and all weather dirt roads typically traveled by pickup trucks and similar vehicles. Driving time from Caborca is approximately 40 minutes. Access from Caborca to the village of 16 de September is over well maintained National highways. Beyond the 16 de September village, routes to the property are currently over well traveled gravel and sandy desert roads suitable for all types of vehicles. We acquired rights for service road access from the village of 16 de September, and constructed this road.

The project is situated on the Sonora desert in a hot and windy climate, generally devoid of vegetation with the exception of cactus. The terrain is generally flat with immense, shallow basins, scattered rock outcropping and low rocky hills and ridges. The desert floor is covered by shallow, fine sediment, gravel and caliche. The main body of the known surface gold covers an irregularly shaped area of approximately 3,170 feet long by 1,590 feet wide. Several satellite mineral anomalies exist on surfaces which have not been thoroughly explored. Assays on chip samples taken from trenches at these locations by us indicate the presence of gold mineralization.

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

In December 2005, MSR entered into a Mining Contract with a Mexican mining contractor, Sinergia Obras Civiles y Mineras, S.A. de C.V. (“Contractor”). The Mining Contract, as amended, became effective November 1, 2006 and work commenced on or about March 25, 2007 (the “Commencement Date”). Pursuant to an amendment to the Mining Contract, the mining rates set forth in that contract are subject to adjustment for the rate of inflation between September 23, 2005 and the Commencement Date. We are currently in negotiations with the Contractor on an adjustment to these rates for the aforementioned period. Pursuant to the Mining Contract, the Contractor, using its own equipment, is supposed to perform all of the mining work (other than crushing) at the El Chanate Project for the life of the mine. MSR delivered to the Contractor a mobilization payment of $70,000 and the advance payment of $520,000. The advance payments are recoverable by MSR out of 100% of subsequent payments due to the Contractor under the Mining Contract. Pursuant to the Mining Contract, upon termination, the Contractor would be obligated to repay any portion of the advance payment that had not yet been recouped. The Contractor’s mining rates are subject to escalation on an annual basis. This escalation is tied to the percentage escalation in the Contractor’s costs for various parts for its equipment, interest rates and labor. One of the principals of the Contractor (“FG’s Successor”) is one of the former principals of Grupo Minero FG S.A. de C.V. (“FG”). FG was our former joint venture partner. In March 2007, we made a further advance to the Contractor of $319,000 in consideration of FG’s successors transfer to us of his remaining interest in MSR. As of July 31, 2008, the entire advance has been recovered.

The general El Chanate mine area has been mined for gold since the early 19th century. A number of old underground workings exist characterized by narrow shafts, to a depth of several tens of feet and connecting drifts and cross cuts. No information exists regarding the amount of gold taken out; however, indications are that mining was conducted on a small scale.

Geology

The project area is underlain by sedimentary rocks of the Late Jurassic – Early Cretaceous Bisbee Group, and the Late Cretaceous Chanate Group, which locally are overlain by andesites of the Cretaceous El Charro volcanic complex. The sedimentary strata are locally intruded by andesitic sills and dikes, a microporphyritic latite and by a diorite stock. The sedimentary strata are comprised of mudstone, siltstone, sandstone, conglomerate, shale and limestone. Within the drilled resource area, a predecessor exploration company differentiated two units on the basis of their position relative to the Chanate fault. The upper member is an undifferentiated sequence of sandstone, conglomerate and lesser mudstone that lies above the Chanate fault and it is assigned to the Escalante Formation of the Middle Cretaceous Chanate Group. The lower member is comprised of mudstone with mixed in sandstone lenses and thin limestone interbreds; it lies below the Chanate fault and is assigned to the Arroyo Sasabe Formation of the Lower Cretaceous Bisbee Group. The Arroyo Sasabe formation overlies the Morita Formation of the Bisbee Group. Both the Escalante and Arroyo Sasabe formations are significantly mineralized proximal to the Chanate fault, while the Morita Formation is barren.

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

Our Acquisition and Ownership of the El Chanate Project

In June 2001, we purchased 100% of the issued and outstanding stock of Minera Chanate, S.A. de C.V. from AngloGold North America Inc. and AngloGold (Jerritt Canyon) Corp. Minera Chanate’s assets at the time of the closing of the purchase consisted of 106 exploitation and exploration concessions in the States of Sonora, Chihuahua and Guerrero, Mexico. By June 2002, after property reviews and to minimize tax payments, the 106 had been reduced to 12 concessions. To cover certain non-critical gaps between concessions, four new concessions were acquired, and the number of concessions is now 16. These concessions are contiguous, totaling approximately 3,543 hectares (8,756 acres or 13.7 square miles). Although there are 16 concessions, we are only mining two of these concessions at the present time. We also own outright 466 hectares (1,151 acres or 1.8 square miles) of surface rights at El Chanate and no third party ownership or leases exist on this fee land or the El Chanate concessions. In the future, assuming adequate funding is available, we plan on conducting exploration activities on some of the other concessions.

Pursuant to the terms of the agreement with Anglo Gold, in December 2001, we made a $50,000 payment to AngloGold. AngloGold will be entitled to receive the remainder of the purchase price by way of an ongoing percentage of net smelter returns of between 2% and 4% plus a 10% net profits interest (until the total net profits interest payment received by AngloGold equals $1,000,000). AngloGold's right to a payment of a percentage of net smelter returns and the net profits interest will terminate at such point as they aggregate $18,018,355. In accordance with the agreement, the foregoing payments are not to be construed as royalty payments. Should the Mexican government or other jurisdiction determine that such payments are royalties, we could be subjected to and would be responsible for any withholding taxes assessed on such payments. During the first part of 2008, Royal Gold, Inc. acquired from Anglo Gold the right to receive both the net smelter returns of between 2% and 4% plus and the 10% net profits interest which terminates at such point as they aggregate $18,018,355. As of July 31, 2008, we have incurred approximately $1,272,000 and $728,000 in expense with regard to both the net smelter return and net profits interest, respectively.

Under the terms of the agreement, we had granted AngloGold the right to designate one of its wholly-owned Mexican subsidiaries to receive a one-time option to purchase 51% of Minera Chanate (or such entity that owns the El Chanate concessions at the time of option exercise). That option was exercisable over a 180 day period commencing at such time as we notified AngloGold that we had made a good faith determination that we had gold-bearing ore deposits on any one of the identified groups of El Chanate concessions, when aggregated with any ore that we have mined, produced and sold from such concessions, of in excess of 2,000,000 troy ounces of contained gold. The exercise price would equal twice our project costs on the properties during the period commencing on December 15, 2000 and ending on the date of such notice. In January 2008, we made a good faith determination and notified AngloGold that the drill indicated resources at the El Chanate gold mine exceeded two million ounces of contained gold. The term "drill indicated resources" is defined in the agreement. A drill indicated resource number does not rise to the level of, and should not be considered proven and probable reserves as those terms are defined under guidelines of the Securities Exchange Commission (“SEC”). On July 1, 2008, AngloGold notified us that it would not be exercising its back-in right.

Saric Properties – Sonora, Mexico

We recently leased 12 mining concessions totaling 1,790 hectares located northwest of Saric, Sonora. In addition, we filed and now own a claim for approximately 2,200 additional hectares adjacent to this property. These concessions and this claim are about a sixty mile drive northeast of the El Chanate project. Mineralization is evident throughout and is hosted by shear zones and quartz veins in granite intrusive. A short drill program, along with geochemical work, is currently underway.

We continue to actively investigate other exploration projects in northern Mexico.

Item 3. Legal Proceedings

We are not presently a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fiscal quarter ended July 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

MARKET PRICE OF COMMON STOCK

Quarter Ending	High and Low
July 31, 2008	0.70	0.60
April 30, 2008	0.78	0.62
January 31, 2008	0.81	0.60
October 31, 2007	0.63	0.38

July 31, 2007	0.47	0.38
April 30, 2007	0.47	0.37
January 31, 2007	0.41	0.31
October 31, 2006	0.33	0.28

Our Common Stock trades on the Toronto Stock Exchange under the symbol "CGC." The high and low closing prices for our Common stock for the periods indicated below are as follows:

Period Ending	High and Low
	US$/CDN$	US$/CDN$
Quarter ended July 31, 2008	0.70/0.71	0.61/0.60
Quarter ended April 30, 2008	0.83/0.83	0.62/0.62
Quarter ended January 31, 2008	077/0.76	0.58/0.57
Quarter ended October 31, 2007	0.60/0.61	0.39/0.40

Quarter ended July 31, 2007	0.50/0.54	0.35/0.37
Quarter ended April 30, 2007	0.52/0.60	0.36/0.42
Quarter ended January 31, 2007	0.42/0.49	0.27/0.31
Quarter ended October 31, 2006	0.36/0.40	0.28/0.32

(b) Holders -- The approximate number of record holders of our Common Stock, as of October 24, 2008 amounts to 2,236 inclusive of those brokerage firms and/or clearing houses holding our common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding is 192,974,824 as of October 24, 2008.

(c) Dividends – We have not paid or declared any cash dividends upon our Common Stock since inception and, by reason of our present financial status and our contemplated financial requirements, do not contemplate or anticipate paying any cash dividends upon our Common Stock in the foreseeable future.

On July 17, 2008, at the recommendation of the Compensation Committee of the Board of Directors, our executive officers and directors were granted 515,000 shares under our 2006 Equity Incentive Plan. The restricted shares granted vested immediately. The fair value of the stock was $0.70 on the date of grant resulting in our recording approximately $361,000 in equity based compensation expense within general and administrative expense.

All of the foregoing issuances were exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933.

We did not repurchase any of our securities during the fiscal year ended July 31, 2008.

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of July 31, 2008.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted-average Exercise price of Outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	4,665,000	$0.56	3,225,000

Equity compensation plans not approved by security holders:	900,000	$0.58	N/A

Total	5,565,000	$0.58	3,225,000

*Does not include the issuance of 2,110,000 shares of restricted stock during the fiscal year ended July 31, 2008

Performance Graph

Total Return To Shareholders
(Includes reinvestment of dividends)

	QUARTERLY RETURN PERCENTAGE
		Quarter Ending
Company / Index	10/31/07	1/31/08	4/30/08	7/31/08
Capital Gold Corporation	36.07	10.48	-6.61	-0.77
S&P SmallCap 600 Index	5.12	-12.65	1.20	-1.48
Peer Group	9.32	-20.42	-4.41	17.42

			INDEXED RETURNS
	Base		Quarter Ending
	Period
Company / Index	8/1/07	10/31/07	1/31/08	4/30/08	7/31/08
Capital Gold Corporation	100	136.07	150.32	140.39	139.31
S&P SmallCap 600 Index	100	105.12	91.82	92.92	91.55
Peer Group	100	109.32	87.00	83.16	97.64

Peer Group Companies:
ALAMOS GOLD INC
GAMMON GOLD INC
WESTERN GOLDFIELDS INC

ITEM 6. Selected Financial Data.

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report. The statement of operations and balance sheet data presented below for, and as of the end of, each of the years in the five year period ended July 31, 2008 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. The Selected Financial Data is in thousands except for share and per share data.

	Fiscal Year Ended July, 31
	2008	2007	2006	2005	2004
Statement of Operations data:
Revenues	$33,104	$-	$-	$-	$-
Net Income (loss)	$6,364	$(7,472)	$(4,805)	$(2,006)	$(2,939)
Income (loss) per share – Basic	$0.04	$(0.05)	$(0.04)	$(0.03)	$(0.06)

Balance Sheet data:
Total Assets	$48,879	$27,551	$9,546	$5,552	$486
Long-term Debt	$8,375	$12,500	$-	$-	$-
Reclamation and Remediation Liability	$1,666	$1,249	$-	$-	$-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the three fiscal years ended July 31, 2008, 2007 and 2006. As disclosed in greater detail elsewhere in this report, we commenced mining operations and began to receive operating revenues in August 2007, shortly after the end of the fiscal year ended July 31, 2007. (000’s, except where otherwise specifically noted).

Overview

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report.

Our financial position was as follows:

	For the year	For the year
	ended	ended
	July 31,	July 31,
	2008	2007

Total debt	$12,500	$12,500
Total stockholders’ equity	$28,197	$11,986
Cash and cash equivalents	$10,992	$2,225
Working capital	$15,825	$6,343

During our fiscal year ended July 31, 2008 our debt and liquidity positions were affected by the following:

•	Net cash provided from continuing operations of $6,318;

•	Capital expenditures of $5,507;

•	Proceeds from the issuance of common stock upon the exercising of warrants of $7,474;

Looking Forward

Certain key factors will affect our future financial and operating results. These include, but are not limited to, the following (000’s except for ounces and cash cost data):

•	Fluctuations in gold prices

•	We expect minimum fiscal 2009 gold sales of approximately 55,000 ounces;

•
Cash costs per ounce sold, excluding royalties, for fiscal 2009 are expected to be approximately $250 to $275 per ounce as the impact of industry-wide cost pressures are expected to be slightly higher;

•	We anticipate capital expenditures of approximately $5,500 to $6,500 in fiscal 2009 with nearly all being allocated to our El Chanate mine in Sonora, Mexico;

•
Our fiscal year 2009 expectations, particularly with respect to sales volumes and cash costs per ounce sold, may differ significantly from actual quarter and full fiscal year results due to variations in: ore grades and hardness, metal recoveries, waste removed, commodity input prices, foreign currencies and gold sale prices.

Result of Operations

Fiscal year ended July 31, 2008 compared to fiscal year ended July 31, 2007

Net income for the year ended July 31, 2008 was approximately $6,364 compared to a net loss of approximately $7,472 for the year ended July 31, 2007. The principal reason for this transition was our realizing revenue from operations during the year ended July 31, 2008. Our first gold sale occurred in August 2007. Net income per common share was $0.04 for the year ended July 31, 2008, on a basic basis and $0.03 on a diluted basis. The net loss per share for the same period in 2007 was $0.05 on a basic basis. Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants were excluded from the calculation of diluted net loss per share for the fiscal year ended July 31, 2007 since their effect was anti-dilutive.

Revenues & Costs Applicable to Sales

Gold revenue for the year ended July 31, 2008 totaled approximately $33,104. We sold 39,102 ounces at an average realizable price per ounce of approximately $847. Costs applicable to sales were approximately $10,690 for the current period. There were no metal sales for the same period in the prior year as we had not yet realized revenue from our operations. Our cash cost and total cost per ounce sold, excluding Royal Gold’s 10% net profit interest, formally owned by AngloGold, was $257 and $316, respectively, for the year ended July 31, 2008. If we factor in this net profit interest cost for the same period, our cash cost and total cost per ounce sold would be $276 and $335, respectively. These costs were slightly higher than previous quarter results primarily due to the accrual of this net profit interest which is capped at $1,000. As of July 31, 2008, we had approximately $753 accrued towards this net profits interest. We anticipate accruing the remaining portion of the net profit interest within this calendar year.

Revenues from by-product sales (silver) are credited to Costs applicable to sales as a by-product credit. Silver sales totaled 40,461 ounces at an average price of $17.48 amounting to approximately $707 for the year ended July 31, 2008.

Depreciation and Amortization

Depreciation and amortization expense during the year ended July 31, 2008 and 2007 was approximately $3,438 and $891, respectively. The increase of approximately $2,547 was primarily due to a full year of depreciation and amortization charges related to the El Chanate capital costs being incurred in the current period. The charges during the same period in the prior year were significantly lower as most of these assets were placed in service in April 2007. Depreciation and amortization also represents deferred financing costs resulting from the Credit Facility we entered into with Standard Bank. This accounted for approximately $1,088 and $876 of the amortization expense during the years ended July 31, 2008 and 2007, respectively.

General and Administration Expense

General and administrative expenses during the year ended July 31, 2008 were approximately $5,405, an increase of approximately $2,645 or 96% from the year ended July 31, 2007. The increase in general and administrative expenses resulted primarily from: 1) higher salaries and wages for officers and employees including the hiring of a controller and the awarding of cash bonuses of approximately $1,708, 2) the granting of stock options and restricted stock to our officers and employees under our 2006 Equity Incentive Plan amounting to approximately $467, 3) higher investor relations fees and travel fees of approximately $221, 4) higher accounting and consulting fees of approximately $419 versus the same period a year earlier, primarily due to the awarding of a cash bonus to one of our officers as well as higher consulting fees related to compliance with internal control over financial reporting, and 5) an increase in insurance costs of approximately $116 versus the same period a year earlier as we were not yet in full production in the prior period. The above mentioned increases in compensation, cash bonus awards as well as the stock option and restricted stock awards were granted based upon recommendations from an independent report on executive compensation. This independent report, requested by our Compensation Committee, was obtained in order to assist us in attracting and retaining individuals of experience and ability, to provide incentive to our employees and directors, to encourage employee and director proprietary interests in our company, and to encourage employees to remain in our employ.

Exploration Expense

Exploration expense during the years ended July31, 2008 and 2007 was approximately $938 and $1,816, respectively, or a decrease of $878 or 48%. The primary reason for the decrease in exploration expense was the result of higher engineering and planning costs related to our El Chanate Project being expensed in the prior period as well as the costs incurred from our 72-hole reverse circulation drilling campaign to identify additional proven and probable gold reserves at the El Chanate Project which was completed in May 2007. The current period includes: 1) costs from our completed 26 hole reverse circulation drilling program in December 2007 amounting to 4,912 meters at El Chanate. The drill holes were mainly positioned to test the outer limits of the currently known ore zones, and 2) cost associated with our recently leased 12 mining concessions totaling 1,790 hectares located northwest of Saric, Sonora. We initiated a short drill program as well as some geochemical work related to these claims during the current period. Also, a claim has been filed for approximately 2,200 additional hectares adjacent to this property. These concessions and this claim are about a sixty mile drive northeast of the El Chanate project. Mineralization is evident throughout and is hosted by shear zones and veins in granite intrusive.

Equity Based Compensation

Equity based compensation during the year ended July 31, 2008 was approximately $181 as compared to $133 in costs for the same period a year earlier. These costs primarily represent the equity compensation expense from the issuance of stock options for professional services provided to non-employees during the current and prior period.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the year ended July 31, 2008 and 2007, was approximately $1,356 and $1,226, respectively, and was reflected as an other expense. This was primarily due to the change in fair value of our two identically structured derivative contracts with Standard Bank which correlates to fluctuations in the gold price. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

Interest expense was approximately $1,207 for the year ended July 31, 2008 compared to approximately $792 for the same period a year earlier. This increase was mainly due to higher interest charges incurred during the current period related to our fully outstanding credit facility with Standard Bank. As of July 31, 2008 and 2007, there was $12,500 outstanding, respectively, on this credit facility.

Income Tax Expense

Income tax expense was $3,507 during the fiscal year ended July 31, 2008, compared to $0 in 2007 with an effective tax rate of 35% and 0%, respectively. The factors that most significantly impact our effective tax rate are valuation allowances related to deferred tax assets offset partially by lower statutory tax rates in Mexico. Current income tax expense and deferred income tax expense amounted to $2,111 and $1,396 as of July 31, 2008, respectively.

Mining operations are primarily conducted in Mexico that has tax laws, tax incentives and tax rates that are significantly different than those of the United States. On October 1, 2007, the Mexican Government enacted legislation which introduced certain tax reforms as well as a new minimum flat tax system.  This new flat tax system integrates with the regular income tax system and is based on cash-basis net income that includes only certain receipts and expenditures.  The flat tax is set at 17.5% of cash-basis net income as determined, with transitional rates of 16.5% and 17.0% in 2008 and 2009, respectively.  If the flat tax is positive, it is reduced by the regular income tax and any excess is paid as a supplement to the regular income tax.  If the flat tax is negative, it may serve to reduce the regular income tax payable in that year or can be carried forward for a period of up to ten years to reduce any future flat tax. Companies are required to prepay income taxes on a monthly basis based on the greater of the flat tax or regular income tax as calculated for each monthly period.  Annualized income projections indicate that we will not be liable for any excess flat tax for calendar year 2008 and, accordingly, have recorded a Mexican income tax provision as of July 31, 2008.

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which, on a more than likely than not basis, are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

During the fiscal year ended 2008, we completed a reconciliation of our U.S. book and tax basis assets and liabilities as well as a detailed analysis of our income taxes payable.

Based on the uncertainty and inherent unpredictability of the factors influencing our effective tax rate and the sensitivity of such factors to gold and other metals prices as discussed above, the effective tax rate is expected to be volatile in future periods.

For more information concerning income taxes, please see Note 22 within the consolidated financial statements contained herein.

Changes in Foreign Exchange Rates

During the year ended July 31, 2008 and 2007, we recorded equity adjustments from foreign currency translations of approximately $622 and $205, respectively. These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar and are included as a component of other comprehensive income.

Summary of Annual Results
(000’s except per share Data and ounces sold)

	For the year	For the year
	ended	ended
	July 31,	July 31,
	2008	2007

Revenues	33,104	-
Net Income (loss)	6,364	(7,472)
Basic net income (loss) per share	0.04	(0.05)
Diluted net income (loss) per share	0.03	-
Gold ounces sold	39,102	-
Average price received	$847	-
Cash cost per ounce sold(1)	$276	-
Total cost per ounce sold(1)	$335	-
(1)  Excluding the net profit interest, cash and total cost per ounce sold were $257 and $316, respectively.

Fiscal year ended July 31, 2007 compared to fiscal year ended July 31, 2006

Net Loss

Our net loss for the fiscal year ended July 31, 2007 was approximately $7,472, an increase of approximately $2,667 or 56% from the fiscal year ended July 31, 2006. As discussed below, the primary reasons for the increase in loss during the fiscal year ended July 31, 2007 were: 1) an increase in selling, general and administrative expenses of approximately $625; 2) an increase in depreciation and amortization expense of approximately $ 852; 3) an increase in exploration expenditures of approximately $808; 4) an increase in losses of approximately $644 due to the change in fair value of our derivative instruments; and 5) an increase in interest expense of approximately $792. These increases in loss were slightly offset by a decrease in mine expenses of approximately $933 due to higher planning and engineering costs being expensed in the prior fiscal year. Net loss per share was $.05 and $.04 for the fiscal year ended July 31, 2007 and 2006, respectively.

Revenues

We generated no revenues from mining operations during the fiscal year ended July 31, 2007 and 2006. There were de minimis non-operating revenues during the fiscal year ended July 31, 2007 and 2006 of approximately $146 and $184, respectively. These non-operating revenues primarily represent interest income.

Mine Expenses

Mine expenses during the fiscal year ended July 31, 2007 were $1,008, a decrease of $933 or 48% from the fiscal year ended July 31, 2006. Mine expenses were lower in 2007 versus the same period a year earlier primarily due to higher engineering and planning costs related to our El Chanate Project being expensed in the prior period.

Selling, General and Administration Expense

Selling, general and administrative expenses during the fiscal year ended July 31, 2007 were $2,760, an increase of approximately $625 or 29% from the fiscal year ended July 31, 2006. The increase in selling, general and administrative expenses resulted primarily from higher salaries and wages, higher professional and consulting fees as well as an increase in insurance costs versus the same period a year earlier.

Equity Based Compensation

Equity based compensation during the fiscal year ended July 31, 2007 was $133 as compared to $89 in costs for the same period a year earlier. This increase primarily resulted from the issuance of stock options to our independent directors, SEC counsel, and outside Canadian Counsel as well as an issuance of shares of common stock to an independent contractor for services provided related to our El Chanate project.

Exploration Expense

Exploration expense during the fiscal year ended July 31, 2007 and 2006 was approximately $808 and $0, respectively. The primary reason for the increase can be attributed to our 72-hole drilling campaign to determine additional proven and probable gold reserves at the El Chanate Project.

Depreciation and Amortization

Depreciation and amortization expense during the fiscal year ended July 31, 2007 and 2006 was approximately $891 and $39, respectively. The primary reason for the increase was due to amortization charges on deferred financing costs resulting from the Credit Facility entered into in August 2006 with Standard Bank Plc. This accounted for approximately $876 of the amortization expense during the fiscal year ended July 31, 2007.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the fiscal year ended July 31, 2007 and 2006, was approximately $1,226 and $582, respectively. This was primarily due to us entering into two identically structured derivative contracts with Standard Bank in March 2006. Each derivative consisted of a series of forward sales of gold and a purchase gold cap. We agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. We also agreed to a purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. While the period of the derivative contracts has commenced, we do not anticipate any material adverse effect from the fact that we have not commenced to sell gold because the price of gold is substantially above $535 per ounce. Under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), these contracts must be carried on the balance sheet at their fair value, with changes to the fair value of these contracts reflected as Other Income or Expense. These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

The first derivative was entered into on March 1, 2006 for a premium of $550; and the second was entered into on March 30, 2006 for a premium of $250. The gold price rose sharply in the second quarter 2006, and was the primary reason for the decrease in premium on the derivative contracts. The change in fair value during the fiscal year ended July 31, 2007 reduced the carrying value on these derivative contracts by approximately $1,226, and was reflected as an other expense during the 2007 period.

Interest expense was approximately $792 for the fiscal year ended July 31, 2007 compared to $0 for the same period in 2006. This increase was mainly due to interest expense associated with our outstanding balances on our draw downs associated with the Credit Facility entered into in August 2006 with Standard Bank Plc related to project costs for our El Chanate Project.

Liquidity and Capital Resources

Operating activities

Cash provided by operating activities during the year ended July 31, 2008 was approximately $6,318, which primarily represents cash flows resulting from our realization of revenue from operations during the year ended July 31, 2008.  Cash used in operating activities for the same period a year ago was $3,663 as we had not yet been realizing revenue from operations.

Investing Activities

Cash used in investing activities during the year ended July31, 2008, amounted to approximately $5,479, primarily from the leach pad expansion and the acquisition of equipment, including additional conveyors and ADR plant equipment, as well as additional water rights related to our El Chanate Project. Cash used in investing activities for the same period a year ago was approximately $18,425 which directly related to the development of the El Chanate mine.

Financing Activities

Cash provided by financing activities during the year ended July 31, 2008 amounted to approximately $7,306, primarily from the exercising of 22,994,178 warrants for gross proceeds of approximately $7,474. Cash provided by financing activities for the same period a year ago was approximately $21,367 which mostly comprised of the full draw down of our credit facility of $12,500 and proceeds received of approximately $3,486 from the issuance of common stock in private placements and $5,643 from the issuance of common stock upon the exercising of 22,203,909 warrants.

Term loan and Revolving Credit Facility

On July 17, 2008, we closed in escrow pending execution of Mexican collateral documents and certain other ministerial matters, an Amended And Restated Credit Agreement (the “Credit Agreement”) involving our wholly-owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), us, as guarantor, and Standard Bank PLC (“Standard Bank”), as the lender. The Mexican collateral documents were executed on September 18, 2008, effectively closing the loan. The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006 (the “Original Agreement”). Under the Original Agreement, MSR and Oro could borrow, and did borrow, money in an aggregate principal amount of up to $12,500 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico. We guaranteed the repayment of the Term Loan and the performance of the obligations under the Original Agreement.

The Credit Agreement establishes a new senior secured revolving credit facility that permits Borrowers to borrow up to $5,000 during the one year period after the closing of the Credit Agreement. The Borrowers may request a borrowing of the Revolving Commitment from time to time, provided that the Borrowers are not entitled to request a borrowing more than once in any calendar month (each borrowing a “Revolving Loan”). Repayment of the Revolving Loans will be secured and guaranteed in the same manner as the Term Loan. Term Loan principal shall be repaid quarterly commencing on September 30, 2008 and consisting of four payments in the amount of $1,125, followed by eight payments in the amount of $900 and two final payments in the amount of $400. There is no prepayment fee. Principal under the Term Loan and the Revolving Loans shall bear interest at a rate per annum equal to the LIBO Rate, as defined in the Credit Agreement, for the applicable Interest Period plus the Applicable Margin. An Interest Period can be one, two, three or six months, at the option of the Borrowers. The Applicable Margin for the Term Loan and the Revolving Loans is 2.5% per annum and 2.0% per annum, respectively. The Borrowers are required to pay a commitment fee in respect of the Revolving Commitment at the rate of 1.5% per annum on the average daily unused portion of the Revolving Commitment. Pursuant to the terms of the Original Credit Agreement, Standard Bank exercised significant control over the operating accounts of MSR located in Mexico and in the United States. Standard Bank’s control over the accounts has been lifted significantly under the terms of the Credit Agreement, giving the Borrowers authority to exercise primary day-to-day control over the accounts. However, the accounts remain subject to an account pledge agreement between MSR and Standard Bank.

Debt Covenants

Our Credit Facility with Standard Bank requires us, among other obligations, to meet certain financial covenants including (i) a ratio of current assets to current liabilities at all times greater than or equal to 1.20:1.00, (ii) a quarterly minimum tangible net worth at all times of at least U.S.$15,000,000, and (iii) a quarterly average minimum liquidity of U.S.$500,000. In addition, the Credit Facility restricts, among other things, our ability to incur additional debt, create liens on our property, dispose of any assets, merge with other companies, enter into hedge agreements, organize or invest in subsidiaries or make any investments above a certain dollar limit. A failure to comply with the restrictions contained in the Credit Facility could lead to an event of default thereunder which could result in an acceleration of such indebtedness.

In connection with the refinance proceedings, MSR, as a condition precedent to closing, obtained a waiver letter from the Lender of any default or event of default as a result of not being in compliance with regulations of Mexican federal law with regard to certain filing and environmental bonding issues in connection with the operation of mining the El Chanate concessions as well as certain insurance requirements. MSR has not yet complied with these regulations due to the absence of professionals in the area qualified to conduct studies to facilitate compliance. MSR believes that the Mexican government is aware of these barriers to compliance and that it has not enforced the Requirements against MSR or other mining companies in Sonora. MSR has agreed to make a commercially reasonable effort to come into compliance with these requirements. See also “Environmental and Permitting Issues” section below.

As of July 31, 2008, except for the aforementioned waiver, we and our related entities were in compliance with all debt covenants and default provisions.

Environmental and Permitting Issues

Management does not expect that environmental issues will have an adverse material effect on our liquidity or earnings. In Mexico, although we must continue to comply with laws, rules and regulations concerning mining, environmental, health, zoning and historical preservation issues, we are not aware of any significant environmental concerns or existing reclamation requirements at the El Chanate concessions. We received the required Mexican government permits for construction, mining and processing the El Chanate ores in January 2004. The permits were extended in June 2005. Pursuant to the extensions, once we file a notice that work has commenced, we have one year to prepare the site and construct the mine and seven years to mine and process ores from the site. We filed the notice on June 1, 2006. Once we revise our new mine plan based on the 2007 Report, we will work to extend the permits for mining and processing for the new life of mine. See also “Debt Covenants” above.

We received the renewable explosive permit from the government that expires on December 31, 2008 and is renewable annually.

We do include in all our internal revenue and cost projections a certain amount for environmental and reclamation costs on an ongoing basis. No assurance can be given that environmental regulations will not be changed in a manner that would adversely affect our planned operations. We estimated the reclamation costs for the El Chanate site to be approximately $2,300. Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and closure costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site. We reviewed the estimated present value of the El Chanate mine reclamation and abandonment costs as of July 31, 2008. This review resulted in an increase in the Asset Retirement Obligation by approximately $293. As of July 31, 2008 and 2007, approximately $1,666 and $1,249, respectively, was accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

We own properties in Leadville, Colorado for which we have previously recorded an impairment loss. Part of the Leadville Mining District has been declared a federal Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Superfund Amendments and Reauthorization Act of 1986. Several mining companies and one individual were declared defendants in a possible lawsuit. We were not named a defendant or Principal Responsible Party. We did respond in full detail to a lengthy questionnaire prepared by the Environmental Protection Agency ("EPA") regarding our proposed procedures and past activities in November 1990. To our knowledge, the EPA has initiated no further comments or questions. The Division of Reclamation, Mining and Safety of the State of Colorado (the “Division”) conducted its most recent inspection of our Leadville Mining properties in August 2007. The Division concluded that based upon 2007 equipment prices and labor costs, an additional $46 was necessary to be bonded with the Division to reclaim the site to achieve the approved post-mining land use. The total amount of the bond sufficient to perform reclamation as of July31, 2008, is approximately $82. We have met this bonding requirement. During our 4th fiscal quarter ended July 31, 2008, we sold two of the Leadville Mining claims and the mill for gross proceeds of $100 which was recorded within other income and expense.

Contractual Obligations

Our contractual obligations as of July 31, 2008 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Debt (1)	$13,500	$5,125	$8,375	$-	$-
Remediation and reclamation obligations(2)	3,751	-	-	-	3,751
Operating leases(3)	585	132	440	13	-
Derivative instruments(4)	2,626	1,177	1,449	-	-
Minimum royalty payments(5)	1,000	1,000	-	-	-
	$21,462	$7,434	$10,264	$13	$3,751

(1)	Amounts represent principal ($12,500) and estimated interest payments ($1,000) assuming no early extinguishment.
(2)
Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, we are required to close our operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. For more information regarding remediation and reclamation liabilities, see Note 13 to the Consolidated Financial Statements.

(3)
Amount represent a non-cancelable operating lease for office space in NYC that commenced on September 1, 2007 and terminates on August 31, 2012. In addition to base rent, the lease calls for payment of utilities and other occupancy costs.

(4)	Amounts represent the net cash settlement of 75,044 ounces of gold at $35 per ounce.
(5)
Amount represents the payment of the 10% net profits interest on the El Chanate mining concessions which is capped at $1,000. This does not include the net smelter return payments as this payment is linked to the gold price and cannot be reasonable estimated given variable market conditions.

While we believe that our available funds in conjunction with anticipated revenues from gold sales will be adequate to cover capital expenditures, debt service, royalties, net cash settlements on our gold price protection agreement as well as operating activities at El Chanate and corporate general and administrative expenses for fiscal 2009, if we encounter unexpected problems we may need to raise additional capital. We also may need to raise additional capital for significant property acquisitions and/or exploration activities. To the extent that we need to obtain additional capital, management intends to raise such funds through the sale of our securities and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding, if needed, will be available. If we need additional capital and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities.

New Accounting Pronouncements

Fair Value Option

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

Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  We elected not to adopt the fair value option for any eligible instruments.

Noncontrolling Interests

On December 4, 2007, the FASB issued FASB Statement No. 160,“Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.” Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We believe adoption of this standard will not have an impact on the financial condition or the results of our operations.

Derivative Instruments and Hedging Activities

On April 21, 2008, the FASB posted a revised FASB Statement No. 133 Implementation guidance for Issues I1, Interaction of the Disclosure Requirements of Statement 133 and Statement 47, and K4, Miscellaneous: Income Statement Classification of Hedge Ineffectiveness and the Component of a Derivative's Gain or Loss Excluded from the Assessment of Hedge Effectiveness. The revisions relate to the issuance of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. We believe adoption of this standard will not have a material impact on the financial condition or the results of our operations.

Hierarchy of Generally Accepted Accounting Principles

The FASB has issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. Statement 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The hierarchy under Statement 162 is as follows:

* FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, AICPA Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB, and Rules and interpretive releases of the SEC for SEC registrants.

* FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

* AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the EITF, and Appendix D EITF topics.

Statement 162 is effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Since Statement 162 is only effective for nongovernmental entities, the GAAP hierarchy will remain in AICPA Statement on Auditing Standards (SAS) No. 69, The Meaning of "Present Fairly in Conformity with Generally Accepted Accounting Principles" in the Independent Auditor's Report, for state and local governmental entities and federal governmental entities. We believe the adoption of this standard will not have a material impact on the financial condition or the results of our operations.

Accounting for Financial Guarantee Insurance Contracts

The FASB issued FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts. This new standard clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. We believe the adoption of this standard will not have an impact on the financial condition or the results of our operations.

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

Ore on Leach Pads and Inventories (“In-Process Inventory”)

Costs that are incurred in or benefit the productive process are accumulated as ore on leach pads and inventories. Ore on leach pads and inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of ore on leach pads and inventories, resulting from net realizable value impairments, are reported as a component of Costs applicable to sales. The current portion of ore on leach pads and inventories is determined based on the expected amounts to be processed within the next 12 months. Ore on leach pads and inventories not expected to be processed within the next 12 months are classified as long-term. The major classifications are as follows:

Ore on Leach Pads

The recovery of gold from certain gold oxide is achieved through the heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution, which dissolves the gold contained in the ore. The resulting “pregnant” solution is further processed in a plant where the gold is recovered. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation, depletion and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.

The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage (based on ore type). In general, leach pads recover approximately 50% to 75% of the recoverable ounces in the first year of leaching, declining each year thereafter until the leaching process is complete.

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

Intangible Assets

Purchased intangible assets consisting of rights of way, easements and net profit interests are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the units of production method. It is our policy to assess periodically the carrying amount of our purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with SFAS 144. There was no impairment at July 31, 2008.

Fair Value of Financial Instruments

The carrying value of our financial instruments, including cash and cash equivalents, loans receivable and accounts payable approximated fair value because of the short maturity of these instruments.

Revenue Recognition

Revenue is recognized from a sale when the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Metal Price

Changes in the market price of gold significantly affect our profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the relative strength of the U.S. dollar and global mine production levels.

Foreign Currency

Changes in the foreign currency exchange rates in relation to the U.S. dollar may affect our profitability and cash flow. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. Most of our assets and operations are solely in Mexico; and therefore, we are more susceptible to fluctuations in the Mexican peso / US dollar exchange. Our Mexico operations sell their metal production based on a U.S. dollar gold price as is the general, world-wide convention. Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins to the extent costs are paid in local currency at foreign operations. Foreign currency exchange rates in relation to the U.S. dollar have not had a material impact on our determination of proven and probable reserves. However, if a sustained weakening of the U.S. dollar in relation to the Mexican peso that impact our cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, profitability, cash flows and the amount of proven and probable reserves in the applicable foreign country could be reduced. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. We believe, however, that this exchange rate variability has not had a material impact on our financial statements.

Gold Price Protection Agreement

In March 2006, we entered into a gold price protection arrangement with Standard Bank to protect us against future declines in the price of gold. We agreed to a series of gold forward sales and call option purchases in anticipation of entering into the Credit Facility. Under the price protection agreement, we have agreed to forward sales for a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce. These forward sales were to be settled quarterly over the period from March 2007 to September 2010. We also purchased call options from Standard Bank enabling the right to purchase gold on the same quarterly basis for the same total volume with a strike price of $535 per ounce. Together, these forward sales and call options serve to put a floor on our gold sales price and thereby protect us from the effects of the market price falling below $535 per ounce, while allowing us to enjoy the upside of higher gold prices. To date, the we have net settled these contracts, making cash payments reflecting the difference between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per oz on the volume prescribed by the contracts.

The total contractual ounces to settle and cash payments remaining on the gold price protection agreement are as follows (000’s):

Fiscal year ending:	Ounces Remaining	Amount

2009	33,638	$1,177
2010	33,176	$1,161
2011	8,230	$288
Total	75,044	$2,626

Interest Rate Swap Contracts

On October 11, 2006, prior to our initial draw on the Credit Facility, we entered into interest rate swap agreements in accordance with the terms of the Credit Facility. Although the Credit Facility requires that we hedge at least 50% of our outstanding debt under this facility, we elected to cover $9,375 or 75% of the outstanding debt. The termination date on our existing swap position is December 31, 2010. However, we intend to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as we deem appropriate. In any case, our use of interest rate derivatives will be restricted to use for risk management purposes.

Market Risk Disclosures
July 31, 2008
(in thousands)

Instruments entered into for hedging purposes -

Type of Derivative	Notional Size		Fixed Price or Strike Price	Underlying Price	Termination or Expiration	Fair Value

Interest Rate Swaps	$6,938	(1)	5.30%	3 Mo. USD LIBOR	12/31/2010	$(205)
Gold Forward Sales (2)	8,428 oz./qtr.	(3)	$500/oz.	Price of gold	9/30/2010	$(30 ,765)
Gold Call Options (2)	8,428 oz./qtr.	(3)	$535/oz.	Price of gold	9/30/2010	$30,039

(1) The value shown reflects the notional as of July 31, 2008. Over the term of the swap, the notional amortizes, dropping to approximately $656.
(2) These contracts are used for hedging purposes, but hedge accounting is not applied.
(3) The value shown reflects the current notional, but these contracts amortize down to 8,230 ounces per quarter by the contract termination.

As of July 31, 2008, the dollar value of a basis point for this interest rate swap was slightly less than $900, suggesting that a one-basis point rise (fall) of the yield curve would likely foster an increase (decrease) in the interest rate swaps value by slightly less than $900. Because hedge accounting is applied, the contract serves to lock in a fixed rate of interest for the portion of the variable rate debt equal to the swap's notional size. The swap covers only 75 percent of our variable rate exposure.

The combined gold forward sales and long call options serve to synthesize a put option that protects us from the market exposure to gold prices below $535 per ounce on the volume of sales consistent with the notional size of these contracts. These contracts covered approximately 90 percent of production during their term ending July 31, 2008.

Item 8.	Financial Statements and Supplementary Data.

For the Financial Statements required by Item 8 see the Financial Statements included at the end of this Form 10-K starting on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosure.

Item 9A.	Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f), under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and affected by our Board of Directors, management and other personnel, and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2008. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework, (COSO). Based on this assessment, management has not identified any material weaknesses as of July 31, 2008. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has concluded that we did maintain effective internal control over financial reporting as of July 31, 2008, based on the criteria set forth in “Internal Control—Integrated Framework” issued by the COSO.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our directors and executive officers:

		First
		Became
Name	Age	Director	Position

Gifford A. Dieterle	76	9/82	President, Treasurer
			& Chairman of the Board

John Brownlie	59	2/07	Chief Operating Officer, Director

Christopher Chipman	35		Chief Financial Officer

Jeffrey W. Pritchard	50	1/00	Director, Executive Vice President,
Secretary

Robert Roningen	73	9/93	Director, Senior Vice President,

Roger A. Newell	65	8/00	Director

J. Scott Hazlitt	56		Vice President – Mine Development

Ian A. Shaw	68	3/06	Director

John Postle	67	3/06	Director

Mark T. Nesbitt	63	3/06	Director

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

JOHN BROWNLIE, Chief Operating Officer and a Director, has worked for us since May 2006 and is in charge of supervising the construction, start-up and operation of the mine. Mr. Brownlie provided team management for mining projects requiring technical, administrative, political and cultural experience over his 28 year mining career. From 2000 to 2006, Mr. Brownlie was a consultant providing mining and mineral related services to various companies including SRK, Oxus Mining plc and Cemco Inc. From 1995 to 2000, he was the General Manager for the Zarafshan-Newmont Joint Venture in Uzbekistan, a one-million tonne per month heap leach plant which produced over 400,000 ounces of gold per year. From 1988 to 1995, Mr. Brownlie served as the Chief Engineer and General Manager for Monarch Resources in Venezuela, at both the El Callao Revemin Mill and La Camorra gold projects. Before that, was a resident of South Africa and associated with numerous mineral projects across Africa. He is also a mechanical engineer and fluent in Spanish. Mr. Brownlie is also a director of Palladon Ventures, a publicly traded mineral-related company.

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

JEFFREY W. PRITCHARD, Executive Vice President, Secretary and Director, has worked for us since 1996. He has been in the marketing/public relations field since receiving a Bachelor’s degree from the State University of New York in 1979. Mr. Pritchard has served as the Director of Marketing for the New Jersey Devils (1987-1990) and as the Director of Sales for the New York Islanders (1985-1987). He also was an Executive Vice President with Long Island based Performance Network, a marketing and publishing concern from 1990 through 1995.

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

ROGER A. NEWELL, Director, worked for us from 2000 to September 2007. He was our Vice President – Development until September 2007. Since October 2007, Mr. Newell has been an Executive Vice President of Kilimanjaro Mining Company Ltd., a private Nevada based company involved in uranium and gold exploration in Tanzania, Africa. Since June 2008, he has served as the Chairman, CEO and President of Lake Victoria Mining Company, a U.S. Public Company with exploration property in Tanzania, Africa. From 1974 through 1977, he was a geologist with Kennecott Copper Corporation. From 1977 through 1989, he served as Exploration Manager/Senior Geologist for the Newmont Mining Corporation and, from 1989 through 1995, was the Exploration Manager for Gold Fields Mining Company. He was Vice President Development, for Western Exploration Company from 1997 through 2000. Since 1995, he has been a senior consultant in the Minerals Advisory Group LLC, Tucson, Arizona, a company that provides technical and engineering advice to clients regarding mineral projects. He has been self-employed as a geologist since 2001. He is a Fellow in the Society of Economic Geologists and a Past President of that Society’s Foundation. . He has a M.Sc. from the Colorado School of Mines and a Ph.D. in mining and mineral exploration from Stanford University.

IAN A. SHAW is a member of our Board of Directors and the Board’s Audit and Compensation Committees.  Mr. Shaw has over 33 years of experience in the mining industry. He has been Managing Director of Shaw & Associates since 1993.  Shaw & Associates is a corporate services consulting firm specializing in corporate finance, regulatory reporting and compliance with clients that are typically public companies in the resource industry. In the course of providing consulting services he has accepted positions as an officer or director with number of his clients. He recently held the position of Director, since 1994, of Metallica Resources Inc., a TSX listed corporation with a gold mine in Mexico, and exploration properties in Chile and Alaska. Positions he currently holds include Director of Pelangio Exploration, Inc., since 2008, a TSX listed corporation with an interest in gold exploration properties in Canada and Ghana; Director of PDX Resources, Inc. (formerly Pelangio Mines, Inc.), since 2008, a TSX listed company with an investment in a company which holds a gold property in Canada; Vice President, Finance and CFO, since May 2005, of Unor Inc., a TSX listed company with uranium exploration properties in Canada; and Chief Financial Officer, since January 2007, of Olivut Resources Ltd., a TSX listed corporation with diamond exploration properties in Canada. Mr. Shaw is a Chartered Accountant and received a B. Comm. from Trinity College at the University of Toronto in 1964.

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934

To our knowledge, during the fiscal year ended July 31, 2008, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, except that Mr. Roningen filed forms 4 late with regard to six transactions, Mr. Brownlie filed forms 4 late with regard to two transactions and Messrs. Dieterle, Pritchard, Chipman, Hazlitt, Shaw, Postle and Nesbit each filed a form 4 late with regard to one transaction.

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

The Board of Directors and the Audit Committee of the Board meet periodically throughout the year to receive and discuss operating and financial reports presented by our executive officers as reports by experts and other advisors. The Board held five meetings during the fiscal year ended July 31, 2008 in person and telephonically, and acted by unanimous written consent on three occasions. All directors attended 90% or more of the aggregate meetings.

In fiscal 2008, the Audit Committee, consisting of all of the non-employee members of the Board of Directors, met on four occasions. Representatives of our auditor were in attendance at one meeting without management present.

Our Board of Directors has no standing nominating committee because this function is handled by the Board of Directors. Nominees to the Board of Directors are selected by the Board of Directors based on current business and industry knowledge as well as general business knowledge.

Audit Committee and Audit Committee Expert.

The Audit Committee of our Board of Directors consists of Ian A. Shaw, Committee Chairman, John Postle and Mark T. Nesbitt. The Board of Directors has determined that all three members are independent directors as (i) defined in Rule 10A-3(b)(1)(ii) under the Securities Exchange Act of 1934 (the “Exchange Act”) and (ii) under Section 121B(2)(a) of the AMEX Company Guide (although our securities are not listed on the American Stock Exchange or any other national exchange). The Audit Committee met four times telephonically in fiscal 2008. All committee members were present at the meetings.

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

Compensation Committee.

Our Compensation Committee consists of Messrs. Shaw, Postle and Nesbitt, our independent directors. The principal functions of the Compensation Committee are to advise and makes recommendations to our Board of Directors regarding matters relating to the compensation of directors, officers and senior management. The Compensation Committee met three times telephonically in fiscal 2008. All committee members were present at the meetings.

Communication with the Board of Directors

Interested parties wishing to contact our Board of Directors may do so by writing to the following address: Board of Directors, 76 Beaver Street, 14th Floor, New York, NY 10005, Attn: Jeffrey W. Pritchard, Secretary. All letters received will be categorized and processed by Mr. Pritchard and then forwarded to our Board of Directors.

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

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Objectives and Philosophy of Executive Compensation

The primary objectives of the Compensation Committee with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual and long-term cash and stock incentives to achievement of measurable performance objectives, and to align executives' incentives with stockholder value creation. To achieve these objectives, the compensation committee expects to implement and maintain compensation plans that tie a substantial portion of executives' overall compensation to the experience level of the executive or employee, the complexity and amount of responsibility of the employee’s job, key strategic financial and operational goals such as the establishment and maintenance of key strategic relationships, the development and operation of our mining projects, the identification and possible development of additional mining properties and the performance of our common stock price. The compensation committee evaluates individual executive performance with the goal of setting compensation at levels the compensation committee believes are comparable with executives in other companies of similar size and stage of development operating in the mining industry while taking into account our relative performance and our own strategic goals. It is our general practice to grant equity-based awards to executives and employees.

Our compensation plan was developed by utilizing an independent compensation and benefits consultant who utilizes publicly available compensation data for national and regional companies in the mining industry. We believe that the practices of this group of companies will provide us with appropriate compensation benchmarks, because these companies have similar organizational structures and tend to compete with us for executives and other employees. For benchmarking executive compensation, we typically will review the compensation data provided by these independent consultants and provide recommendations to the board of directors.

Elements of Executive Compensation

Executive compensation consists of the following elements:

Regular Compensation

Regular compensation for our executives will be established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Regular compensation will be reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. This review will occur in the fourth fiscal quarter of each year.
Compensation to new executives is based entirely upon similar factors to those discussed above for regular employees and executives and timing is determined solely by needs of our company, some of which can be completely unforeseen, such as resignations or terminations for cause.

Post-termination compensation is fixed in the employment agreement of each executive, and generally, post-termination payments are not offered to non-executive employees.

Annual Bonus

Our compensation program includes eligibility for an annual performance-based cash and/or equity- based bonus (See “2006 Equity Incentive Plan” below) in the case of all executives and certain non-executive employees. The amount of the cash and/or equity-based bonus will depend on the level of achievement of the financial and operational goals and for achieving individual annual performance objectives. These objectives will vary depending on the individual executive, but will relate generally to strategic factors such as establishment and maintenance of key strategic relationships, the development and operation of our mining projects, the identification and possible development of additional mining properties, and to financial factors such as raising capital and improving our results of operations. Bonuses, if awarded, will generally be determined at the sole discretion of the Board of Directors as recommended by the compensation committee.

All employees, whether executives or key employees, as well as administrative staff, will be granted bonus compensation at the same time. All efforts are made by senior management, the compensation committee and the Board of Directors to avoid issuances of stock as compensation that would create even the appearance of being timed to the release of material non-public information.

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “Plan”) is intended to attract and retain individuals of experience and ability, to provide incentive to our employees, consultants, and non-employee directors, to encourage employee and director proprietary interests in us, and to encourage employees to remain in our employ.

The Plan authorizes the grant of non-qualified and incentive stock options, stock appreciation rights and restricted stock awards (each, an “Award”). A maximum of 10,000,000 shares of common stock are reserved for potential issuance pursuant to Awards under the Plan. Unless sooner terminated, the Plan will continue in effect for a period of 10 years from its effective date.

The Plan is administered by our Board of Directors which has delegated the administration to our Compensation Committee. The Plan provides for Awards to be made to such of our employees, directors and consultants and our affiliates as the Board may select.

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

The Plan provides the Board with the general power to amend the Plan, or any portion thereof at any time in any respect without the approval of our stockholders, provided however, that the stockholders must approve any amendment which increases the fixed maximum percentage of shares of common stock issuable pursuant to the Plan, reduces the exercise price of an Award held by a director, officer or ten percent stockholder or extends the term of an Award held by a director, officer or ten percent stockholder. Notwithstanding the foregoing, stockholder approval may still be necessary to satisfy the requirements of Section 422 of the Code, Rule 16b-3 of the Exchange Act or any applicable stock exchange listing requirements. The Board may amend the Plan in any respect it deems necessary or advisable to provide eligible Employees with the maximum benefits provided or to be provided under the provisions of the Code and the regulations promulgated thereunder relating to Incentive Stock Options and/or to bring the Plan and/or Incentive Stock Options granted under it into compliance therewith. Rights under any Award granted before amendment of the Plan cannot be impaired by any amendment of the Plan unless the Participant consents in writing. The Board is empowered to amend the terms of any one or more Awards; provided, however, that the rights under any Award shall not be impaired by any such amendment unless the applicable Participant consents in writing and further provided that the Board cannot amend the exercise price of an option, the Fair Market Value of an Award or extend the term of an option or Award without obtaining the approval of the stockholders if required by the rules of the TSX or any stock exchange upon which the common stock is listed.

Although non-cash compensation is utilized by us to prevent placing strains on liquidity, care is taken by management to avoid materially diluting investors.

Employment and Engagement Agreements

We entered into employment agreements, effective July 31, 2006, with the following executive officers: Gifford A. Dieterle, President and Treasurer, Roger A. Newell, Vice President of Development, Jack V. Everett, Vice President of Exploration, and Jeffrey W. Pritchard, Vice President of Investor Relations. On December 5, 2006, effective January 1, 2007, we entered into an employment agreement with J. Scott Hazlitt, Vice President of Mine Development.

On June 6, 2007, Jack V. Everett resigned as Vice President of Exploration and a Director of our company and entered into a consulting agreement with us to provide mining and mineral exploration consultation services.

On September 10, 2007, Roger A. Newell resigned as Vice President of Development. He will continue to serve as a member of our Board of Directors.

The agreements run for a period of three years and automatically renew for successive one-year periods unless we or the executive provides the other party with written notice of their intent not to renew at least 30 days prior to the expiration of the then current employment period.

Mr. Dieterle is entitled to a base annual salary of at least $180,000, Mr. Hazlitt is entitled to a base annual salary of at least $125,000 and each of the other executives is entitled to a base annual salary of at least $120,000. Each executive is entitled to a bonus or salary increase in the sole discretion of the board of directors. In addition, Messrs. Dieterle, Newell, Everett and Pritchard each received two year options to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $0.32 per share (the closing price on July 31, 2006). These options have all been exercised. As discussed below, these agreements have been amended to provide for salary increases.

We have the right to terminate any executive’s employment for cause or on 30 days’ prior written notice without cause or in the event of the executive’s disability (as defined in the agreements). The agreements automatically terminate upon an executive’s death. “Cause” is defined in the agreements as (1) a failure or refusal to perform the services required under the agreement; (2) a material breach by executive of any of the terms of the agreement; or (3) executive’s conviction of a crime that either results in imprisonment or involves embezzlement, dishonesty, or activities injurious to our reputation. In the event that we terminate an executive’s employment without cause or due to the disability of the executive, the executive will be entitled to a lump sum severance payment equal to one month’s salary, in the case of termination for disability, and up to 12 month’s salary (depending upon years of service), in the case of termination without cause.

Each executive has the right to terminate his employment agreement on 60 days’ prior written notice or, in the event of a material breach by us of any of the terms of the agreement, upon 30 days’ prior written notice. In the event of a claim of material breach by us of the agreement, the executive must specify the breach and its failure to either (i) cure or diligently commence to cure the breach within the 30 day notice period, or (ii) dispute in good faith the existence of the material breach. In the event that an agreement terminates due to our breach, the executive is entitled to severance payments in equal monthly installments beginning in the month following the executive’s termination equal to three month’ salary plus one additional month’s salary for each year of service to us. Severance payments cannot exceed 12 month’s salary.

In conjunction with the employment agreements, our Board of Directors deeming it essential to the best interests of its stockholders to foster the continuous engagement of key management personnel and recognizing that, as is the case with many publicly held corporations, a change of control might occur and that such possibility, and the uncertainty and questions which it might raise among management, might result in the departure or distraction of management personnel to the detriment of the company and its stockholders, determined to reinforce and encourage the continued attention and dedication of members of our management to their engagement without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control of the company, it entered into identical agreements regarding change in control with the executives. Each of the agreements regarding change in control continues through December 31, 2009 (December 31, 2010 for Mr. Hazlitt) and extends automatically to the third anniversary thereof unless we give notice to the executive prior to the date of such extension that the agreement term will not be extended. Notwithstanding the foregoing, if a change in control occurs during the term of the agreements, the term of the agreements will continue through the second anniversary of the date on which the change in control occurred. Each of the agreements entitles the executive to change of control benefits, as defined in the agreements and summarized below, upon his termination of employment with us during a potential change in control, as defined in the agreements, or after a change in control, as defined in the agreements, when his termination is caused (1) by us for any reason other than permanent disability or cause, as defined in the agreement (2) by the executive for good reason as defined in the agreements or, (3) by the executive for any reason during the 30 day period commencing on the first date which is six months after the date of the change in control. Each executive would receive a lump sum cash payment of three times his base salary and three times his bonus award for the prior year, as well as outplacement benefits. In addition, the exercise price of all options would decrease to $0.01 per share. Each agreement also provides that the executive is entitled to a payment to make him whole for any federal excise tax imposed on change of control or severance payments received by him.

On September 14, 2007, we entered into a Second Amended Engagement Agreement (the “Agreement”) with Christopher Chipman, our Chief Financial Officer, effective May 1, 2007. The Agreement supersedes and replaces Mr. Chipman’s prior agreement that expired on August 31, 2007. He receives a monthly fee of $14,583. The Agreement expires on August 31, 2009 and automatically renews for successive one-year periods, unless either party gives at least 30 days prior notice to the other party of its intent not to renew. Mr. Chipman can terminate the Agreement on 60 days prior notice. We can terminate the Agreement without cause on 30 days prior notice and for cause (as defined in the Agreement). The Agreement also terminates upon Mr. Chipman’s disability (as defined in the Agreement) or death. In the event that we terminate the Agreement without cause, Mr. Chipman will be entitled to a cash termination payment equal to his Annual Fee in effect upon the date of termination, payable in equal monthly installments beginning in the month following his termination. In the event the Agreement is terminated by Mr. Chipman at his election or due to his death or disability, Mr. Chipman will be entitled to the fees otherwise due and payable to him through the last day of the month in which such termination occurs. In conjunction with Agreement, we entered into a change of control agreement similar to the agreements entered into with our other executive officers. In connection with the original engagement agreement with Mr. Chipman in March 2006, Mr. Chipman received a two year option to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $.34 per share. This option has been exercised in full.

On May 12, 2006, we entered into an employment agreement with John Brownlie, pursuant to which Mr. Brownlie originally served as Vice President Operations. Mr. Brownlie became our Chief Operating Officer in February 2007. Mr. Brownlie serves as Vice President Operations. Mr. Brownlie receives a base annual salary of $150,000 and is entitled to annual bonuses. Upon his employment, he received options to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $.32 per share. 50,000 options vested immediately and the balance vest upon our achieving "Economic Completion" as that term is defined in the Standard Bank Credit Facility (when we have commenced mining operations and has been operating at anticipated capacity for 60 to 90 days). The term of the options is two years from the date of vesting. The agreement runs for an initial two year period, and automatically renews thereafter for additional one year periods unless terminated by either party within 30 days of a renewal date. We can terminate the agreement for cause or upon 30 days notice without cause. Mr. Brownlie can terminate the agreement upon 60 days notice without cause or, if there is a breach of the agreement by us that is not timely cured, upon 30 days notice. In the event that we terminates him without cause or he terminates due to our breach, he will be entitled to certain severance payments. We utilized the Black-Scholes method to fair value the 200,000 options received by Mr. Brownlie. We recorded approximately $70,000 as deferred compensation expense as of the date of the agreement and recorded the vested portion or $17,500 as stock based compensation expense for the year ended July 31, 2006.

On August 29, 2007, at the recommendation of the compensation committee, the Board increased the salaries of our executive officers to be commensurate with industry standards and amended their respective agreements accordingly. The new salaries were as follows: Gifford A. Dieterle, President, Treasurer and Chairman of the Board, $250,000; John Brownlie, Chief Operating Officer, $225,000; Christopher Chipman, Chief Financial Officer, $175,000 (consulting fee); Jeffrey W. Pritchard, Vice President - Investor Relations and Secretary, $195,000; Roger A. Newell, Vice President - Development, $135,000; and J. Scott Hazlitt, Vice President - Mine Development, $135,000. The salary increase for Mr. Brownlie and the consulting fee increase for Mr. Chipman were retroactive to May 1, 2007 and the salary increase for Mr. Pritchard is retroactive to August 1, 2007.

On July 17, 2008, at the recommendation of the compensation committee of our Board of Directors, our executive officers were awarded salary increases effective August 1, 2008. The new salaries were as follows: Gifford A. Dieterle, President, Treasurer and Chairman of the Board, $287,500; John Brownlie, Chief Operating Officer, $258,750; Christopher Chipman, Chief Financial Officer, $201,250 (consulting fee); Jeffrey W. Pritchard, Vice President - Investor Relations and Secretary, $224,250; and J. Scott Hazlitt, Vice President - Mine Development, $155,250.

On October 28, 2008, we entered into an Engagement Agreement with John Brownlie, our Chief Operating Officer. The agreement supersedes a May 12, 2006 employment agreement between us and Mr. Brownlie. Pursuant to the Engagement Agreement, Mr. Brownlie serves as our Chief Operating Officer and receives a base annual fee of at least $258,750 and is entitled to annual bonuses. The Engagement Agreement runs through August 31, 2009, and automatically renews thereafter for additional one year periods unless terminated by either party within 30 days of a renewal date. We can terminate the agreement for cause or upon 30 days notice without cause. Mr. Brownlie can terminate the agreement upon 60 days notice without cause or, if there is a breach of the agreement by us that is not timely cured, upon 30 days notice. In the event that we terminate him without cause or he terminates due to our breach, he will be entitled to certain severance payments. We previously entered  into a change of control agreement with Mr. Brownlie similar to the agreements entered into with our other executive officers.

Compensation of Directors

During the fiscal year ended July 31, 2007, our Independent Directors each received a fee of $1,000 per month. Robert Roningen, director, received a fee of $2,000 per month for legal and consulting services during the fiscal year ended July 31, 2007. Non-independent directors were not otherwise compensated for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties. On August 29, 2007, we increased directors’ compensation to our independent directors and to Robert Roningen and Roger Newell by $1,000 per month.

Conclusion

Our compensation policies are designed to retain and motivate our senior executive officers and to ultimately reward them for outstanding individual and corporate performance.

Summary Compensation Table

The following tables set forth the total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(3) of Regulation S-K as of our fiscal years ended July 31, 2008 and 2007, respectively (000’s):

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (2)	Option Awards (1)	Non-Equity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)
Gifford A. Dieterle, Director, Chairman, Treasurer and CEO	2008	$244	$325	$102	$60	$-	$-	$-	$731
John Brownlie, Director and COO	2008	$275	$318	$102	$112	$-	$-	$-	$816
Jeffrey Pritchard, Executive Vice President	2008	$189	$284	$102	$60	$-	$-	$-	$634

Notes:
(1)	Based on Black Scholes Pricing Model of valuing options.

(2)	Issuance of shares based on the fair market value of the our common stock on the date of grant.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (2)	Option Awards (1)	Non-Equity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)
Gifford A. Dieterle, Director, Chairman, Treasurer and CEO	2007	$180	$-	$-	$-	$-	$-	$-	$180
John Brownlie, Director and COO	2007	$150	$-	$225	$34	$-	$-	$-	$409
Christopher M. Chipman, CFO	2007	$118	$-	$-	$79	$-	$-	$-	$197

Notes:
(1)	Based on Black Scholes Pricing Model of valuing options. Total fair value of option awards granted in 2007 was $113,000.

(2)	Issuance of shares based on the fair market value of our common stock on the date of grant.

Outstanding Equity Awards At Fiscal Year-End (000’s except share data)

The following tables provide information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(a)(3) of Regulation S-K as of our fiscal year ended July 31, 2008:

2008 Table

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Gifford A. Dieterle, Director, Chairman, Treasurer and CEO	150,000	350,000	350,000	$0.63	12/20/14
John Brownlie, Director and COO	150,000	350,000	350,000	$0.63	12/20/14
Jeffrey Pritchard, Executive Vice President	150,000	350,000	350,000	$0.63	12/20/14

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value of Realized on Vesting ($) (e)
Gifford A. Dieterle, Director, Chairman, Treasurer and CEO	250,000	$83	151,142	$103
John Brownlie, Director and COO	200,000	$72	151,142	$103
Jeffrey Pritchard, Executive Vice President	250,000	$88	151,142	$103

Please also see “Part III, Item 13. Certain Relationships and Related Transactions” below.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee of the Board of Directors, consisting of Ian Shaw, the Committee Chairman, John Postle and Mark T. Nesbitt, are all independent directors. There are no interlocking relationships.

COMPENSATION COMMITTEE REPORT

Our Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report with management. Based on our Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 for filing with the SEC.

COMPENSATION COMMITTEE
Ian Shaw, Committee Chairman
John Postle
Mark T. Nesbitt

The foregoing Compensation Committee report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these

Director Compensation

The following tables sets forth the compensation paid to our directors for the fiscal year ended July 31, 2008 (000’s).

2008 Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ian A. Shaw, Director	$24	$11	$3	$-	$-	$-	$38
John Postle, Director	$24	$11	$3	$-	$-	$-	$38
Mark T. Nesbitt, Director	$24	$11	$3	$-	$-	$-	$38
Roger Newell, Direcotr	$12	$7	$2	$-	$-	$-	$21
Robert Roningen, Director	$12	$7	$2	$-	$-	$24	$45
(1) Based on Black Scholes Pricing Model of valuing options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of October 24, 2008, the number and percentage of outstanding shares of Common Stock beneficially owned by:

•	Each person, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of our issued and outstanding Common Stock;
•	Each of our Directors and the Named Executives; and
•	All of our officers and Directors as a group.

As of the foregoing date, there were no other persons, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of the issued and outstanding Common Stock.

This table is based upon information supplied by Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission, and information obtained from our directors and named executives. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock which such person has the right to acquire within 60 days of October 3, 2008. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named in the table, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, we believe, based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares Common Stock which they beneficially own. Unless otherwise noted, the address of each of the principal stockholders is care of us at 76 Beaver Street, 14th floor, New York, NY10005.

Name and Address	Amount & Nature
of Beneficial	of Beneficial		Approximate
Owner	Ownership		Percentage(1)

Gifford A. Dieterle*	3,612,455	(2)	1.9%

Robert Roningen*	1,828,750	(3)	**
2955 Strand Road
Duluth, MN 55804

Jeffrey W. Pritchard*	1,856,354	(2)	1.0%

Christopher Chipman*	1,500,000	(2)	**
4014 Redwing Lane
Audubon, PA 19407

Roger A Newell*	1,537,273	(2)	**
1781 South Larkspur Drive
Golden, CO 80401

John Brownlie*
6040 Puma Ridge
Littleton, CO 80124	1,599,500	(2)	**

Scott Hazlitt*	1,500,000	(2)	**
9428 W. Highway 50
Salida. CO 81201

Ian A. Shaw*	265,000	(2)	**
98 Crimson Millway
Toronto, Ontario M2LIT6
Canada

John Postle*	265,000	(2)	**
2169 Constance Drive
Oakville Ontario
Canada L6j 5l2

Mark T. Nesbitt*	306,666	(2)(4)	**
1580 Lincoln St., Ste. 700
Denver CO 80203-1501

Strategic Precious Metal Fund	12,500,000		6.5%
c/o Banque Cantonale Vaoudoise
Place St-Francois 14
1003 Lausanne, Switzerland

SPGP	11,250,000	(5)	5.8%
17, Avenue Matignon
75008 Paris, France

Standard Bank PLC	15,750,000		8.2%
320 Park Avenue
New York, NY 10022

Van Eck International Investors	10,000,000	(6)	5.2%
Gold Fund
99 Park Avenue
New York, NY 10016
and
Van Eck Long/Short Gold
Portfolio Ltd.
Ogier Fiduciary Services
PO box 1234
Queensgate House
South Church Street
Georgetown
Grand Cayman, Cayman Islands

All Officers and
Directors as a
Group (10 persons)	14,270,998	(2)(3)(4)	7.2%

*	Officer and/or Director of Capital Gold.
**	Less than 1%.

(1)	Based upon 192,974,824 shares issued and outstanding as of October 24, 2008.

(2)
For Messrs. Dieterle, Roningen, Pritchard, Chipman, Newell, Brownlie, Hazlitt, Shaw, Postle and Nesbitt includes, respectively, 500,000 shares, 100,000 shares, 500,000 shares, 1,100,000 shares, 100,000 shares, 750,000 share, 350,000 shares, 250,000 shares, 250,000 shares and 250,000 shares issuable upon exercise of options.

(3)	Represents shares owned by Mr. Roningen’s wife. All of the foregoing shares are pledged as collateral for payment of a bank note.

(4)	Includes shares owned jointly with his wife.

(5)	We have been advised that Xavier Roulet, is a natural person with voting and investment control over shares of our common stock beneficially owned by SPGP.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence (000’s).

In August 2002, we purchased marketable equity securities of a related company. We recorded approximately $6 and $9 in expense reimbursements including office rent from this entity for the year ended July 31, 2008 and 2007, respectively.

We utilize a Mexican corporation 100% owned by two of our officers/Directors and stockholders for mining support services. These services include but are not limited to the payment of mining salaries and related costs. The Mexican Corporation bills us for these services at cost. Mining expenses charged by the Mexican Corporation and eliminated upon consolidation amounted to approximately $3,775 and $702 for the year ended July 31, 2008 and 2007, respectively.

During the years ended July 31, 2008 and 2007, we paid Jack Everett, a former officer and director, consulting fees of $100 and $0, respectively. In addition, this individual earned wages of $120 during the year ended July 31, 2007. Also, during the year ended July 31, 2008 and 2007, we paid a director legal and consulting fees of $35 and $24, respectively.

On December 20, 2007, at the recommendation of the Compensation Committee of the Board of Directors, our executive officers, directors and employees were granted 1,095,000 restricted shares under our 2006 Equity Incentive Plan. The restricted shares granted vest equally over three years from the date of grant. In addition, our executive officers were granted 3,150,000 stock options under our 2006 Equity Incentive Plan. The stock options have a term of seven years and vest as follows: 20% vested upon issuance and the balance vest 20% annually thereafter. The exercise price of the stock options is $0.63 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan, unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon the happening of a change of control, all unvested stock options and unvested restricted stock grants immediately vest.

On July 17, 2008, at the recommendation of the Compensation Committee of the Board of Directors, our executive officers and directors were granted 515,000 shares under our 2006 Equity Incentive Plan. The restricted shares granted vested immediately.

We have employment and consulting agreements with our executive officers. Please see “Item 11. Executive Compensation; Employment and Engagement Agreements.”

For information about the independence of our directors please see “Item 10. Directors, Executive Officers and Corporate Governance; Audit Committee and Audit Committee Expert.”

Item 14.	Principal Accountant Fees And Services.

All audit and professional services provided by Wolinetz, Lafazan & Company, P.C. (“WL”), Certified Public Accountants, will be approved in advance by the Audit Committee to assure such services do not impair the auditor's independence from us. The total aggregate fees billed by WL were $125 and $140 for the fiscal years ended July 31, 2008 and 2007, respectively. The following table shows the detailed fees billed to us by WL for professional services rendered during these fiscal years.

	Amount ($000’s)
Description of Fees	2008	2007
Audit Fees	$115	$130
Audit-Related Fees	-	-
Tax Fees	10	10
All Other Fees	-	-

Total	$125	$140

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

All Other Fees

WL was paid no other fees for professional services during the fiscal years ended July 31, 2008 and 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)  Financial Statements and Schedules See index to financial statements on page F-1 of this Annual Report.

All other schedules called for under regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.
 (b)  Exhibits

3.1	Certificate of Incorporation of Company.(20)
3.2	Amendments to Certificate of Incorporation of Company.(17)(21)
3.3	Certificate of Merger (Delaware) (which amends our Certificate of Incorporation)(20)
3.4	Amended and Restated By-Laws of Company(22)

4.1	Specimen certificate representing our Common Stock.(8)
4.2	Form of Warrant for Common Stock of the Company issued in February 2005 private placement.(7)
4.3	Form of Warrant for Common Stock of the Company issued to Standard Bank in 2005.(9)
4.4	Form of Warrant for Common Stock of the Company issued in February and March 2006 private placement.(13)
4.5	Form of Warrant for Common Stock of the Company issued in the January 2007 private placement.(16)
4.6	Form of Placement Agent Warrant for Common Stock of the Company issued in the January 2007 private placement.(16)
4.7	Form of Warrant for Common Stock of the Company issued to Standard Bank in 2008.

10.1	Mining Claims (1)
10.2	Stock Purchase Option Agreement from AngloGold (2)
10.3	Letter of Intent with International Northair Mines Ltd. (2)
10.4	March 30, 2002 Minera Chanate Stock Purchase and Sale and Security Agreement (Sale by us and Holding of all of the stock of Minera Chanate) (In Spanish).(3)
10.5	English summary of March 30, 2002 Minera Chanate Stock Purchase and Sale and Security Agreement.(3)
10.6	Agreement between Santa Rita and Grupo Minero FG.(4)
10.7	Amendment to Agreement between Santa Rita and Grupo Minero FG.(5)
10.8	Termination Agreement between Santa Rita and Grupo Minero FG.(6)
10.9	English summary of El Charro agreement. (10)
10.10	Plan and agreement of merger (reincorporation). (11)
10.11	Contract between MSR and Sinergia Obras Civiles y Mineras, S.A. de C.V.(12)
10.12	Amendment to Contract between MSR and Sinergia Obras Civiles y Mineras, S.A. de C.V. (18)
10.13	Chipman Second Amended Engagement Agreement.
10.14	Employment Agreement with John Brownlie. (15)(23)
10.15	June 1, 2006 EPCM agreement between MSR and a Mexican subsidiary of M3 Engineering & Technology Corporation (15)

10.16	Credit Agreement dated August 15, 2006 among MSR and Oro, as the borrowers, the Company, as the guarantor, and Standard Bank PLC, as the lender and the offshore account holder. (14)
10.17	Employment Agreement with Gifford A. Dieterle. (18)
10.18	Employment Agreement with Jeffrey W. Pritchard. (18)
10.19	Employment Agreement with J. Scott Hazlitt.
10.20	2006 Equity Incentive Plan. (19)
10.21	Amendment to Employment Agreement with Gifford A. Dieterle. (24)
10.22	Amendment to Employment Agreement with Jeffrey W. Pritchard. (24)
10.23	Amendment to Employment Agreement with John Brownlie. (24)
10.24	Amendment to Employment Agreement with J. Scott Hazlitt. (24)
10.25	Amendment to Employment Agreement with Gifford A. Dieterle.
10.26	Amendment to Employment Agreement with Jeffrey W. Pritchard.
10.27	Amendment to Employment Agreement with John Brownlie.
10.28	Amendment to Employment Agreement with J. Scott Hazlitt.
10.29	Amendment to Engagement Agreement with Christopher Chipman.
10.30	Engagement Agreement with John Brownlie.
10.31	Amended And Restated Credit Agreement with Standard Bank.

21	Subsidiaries of the Registrant. (8)

23.1	Consent of Wolinetz, Lafazan & Company, P.C., independent registered public accountants.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

(1)	Previously filed as an exhibit to the Company's Registration Statement on Form S-18 (SEC File No. 2-86160-NY) filed on or about November 10, 1983, and incorporated herein by this reference.

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

(18)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2006 filed with the Commission on or about November 1, 2006, and incorporated herein by this reference.

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

(21)	Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on or about January 30, 2008, and incorporated herein by this reference.

(22)	Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on or about April 17, 2008, and incorporated herein by this reference.

(23)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2007 filed with the Commission on or about December 17, 2007, and incorporated herein by this reference.

(24)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2007 filed with the Commission on or about October 23, 2007, and incorporated herein by this reference.

Statements contained in this Form 10-K as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to this Report or is included in any forms indicated above, each such statement is deemed to be qualified and amplified in all respects by such provisions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GOLD CORPORATION

Dated: October 29, 2008	By:	/s/ Gifford A. Dieterle, President
Gifford A. Dieterle, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Gifford A. Dieterle	President,	October 29, 2008
Gifford A. Dieterle	Treasurer,
and Chairman
of the Board of Directors

/s/ Christopher M. Chipman	Principal Financial
Christopher M. Chipman	and Accounting Officer	October 29, 2008

/s/ Robert N. Roningen	Director	October 29, 2008
Robert N. Roningen

/s/ John Brownlie	Director	October 29, 2008
John Brownlie

/s/ Roger A. Newell	Director	October 29, 2008
Roger A. Newell

/s/ Jeffrey W. Pritchard	Director	October 29, 2008
Jeffrey W. Pritchard

/s/ John Postle	Director	October 29, 2008
John Postle

/s/ Ian Shaw	Director	October 29, 2008
Ian Shaw

/s/ Mark T. Nesbitt	Director	October 29, 2008
Mark T. Nesbitt

SUPPLEMENTAL INFORMATION

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

NOT APPLICABLE.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Capital Gold Corporation
New York, New York

We have audited the accompanying consolidated balance sheet of Capital Gold Corporation and Subsidiaries (“the Company”) as of July 31, 2008 and July 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Gold Corporation and Subsidiaries as of July 31, 2008 and July 31, 2007 and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
October 28, 2008

CAPITAL GOLD CORPORATION
CONSOLIDATED BALANCE SHEET
(in thousands, except for share and per share amounts)

	July 31, 2008	July 31, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents (Note 2)	$10,992	$2,225
Accounts Receivable (Note 2)	1,477	-
Stockpiles and Ore on Leach Pads (Note 5)	12,176	2,997
Material and Supply Inventories (Note 4)	937	174
Deposits (Note 6)	9	879
Marketable Securities (Note 3)	65	90
Prepaid Expenses	219	72
Loans Receivable – Affiliate (Note 12 and 14)	39	47
Other Current Assets (Note 7)	490	1,675
Total Current Assets	26,404	8,159

Mining Concessions (Note 11)	59	68
Property & Equipment – net (Note 8)	20,918	18,000
Intangible Assets – net (Note 9)	181	577

Other Assets:
Other Investments	-	28
Deferred Financing Costs (Note 17)	599	581
Mining Reclamation Bonds (Note 10)	82	36
Other	-	42
Deferred Tax Asset (Note 22)	573	-
Security Deposits	63	60
Total Other Assets	1,317	747
Total Assets	$48,879	$27,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$788	$617
Accrued Expenses (Note 21)	2,673	603
Derivative Contracts (Note 20)	930	596
Deferred Tax Liability (Note 22)	2,063	-
Current Portion of Long-term Debt (Note 17)	4,125	-
Total Current Liabilities	10,579	1,816

Reclamation and Remediation Liabilities (Note 13)	1,666	1,249
Other liabilities	62	-
Long-term Debt (Note 17)	8,375	12,500
Total Long-term Liabilities	10,103	13,749
Commitments and Contingencies (Note 23)	-	-
Stockholders’ Equity:
Common Stock, Par Value $.0001 Per Share;Authorized 300,000,000 shares; Issued and Outstanding 192,777,324 and 168,173,148 shares, respectively	19	17
Additional Paid-In Capital	63,074	54,016
Accumulated Deficit	(32,496)	(38,861)
Deferred Financing Costs (Note 17)	(2,611)	(3,438)
Deferred Compensation	(549)	(52)
Accumulated Other Comprehensive Income (Note 14)	760	304
Total Stockholders’ Equity	28,197	11,986
Total Liabilities and Stockholders’ Equity	$48,879	$27,551

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except for share and per share amounts)

	For The Year Ended
	July 31,
	2008	2007	2006
Revenues
Sales – Gold, net	$33,104	$-	$-
Costs and Expenses:
Costs Applicable to Sales	10,690	-	-
Depreciation and Amortization	3,438	891	39
General and Administrative	5,405	2,760	2,136
Exploration	938	1,816	1,941
Equity Based Compensation	181	133	89
Total Costs and Expenses	20,652	5,600	4,205
Income (Loss) from Operations	12,452	(5,600)	(4,205)

Other Income (Expense):
Interest Income	77	146	184
Interest Expense	(1,207)	(792)	-
Other Income (Expense)	(95)	-	(202)
Loss on change in fair value of derivative	(1,356)	(1,226)	(582)
Total Other Income (Expense)	(2,581)	(1,872)	(600)

Income (Loss) before Income Taxes	9,871	(7,472)	(4,805)

Income Tax Expense (Note 22)	(3,507)	-	-

Net Income (Loss)	$6,364	$(7,472)	$(4,805)

Income (Loss) Per Common Share
Basic	$0.04	$(0.05)	$(0.04)
Diluted	$0.03	$-	$-

Basic Weighted Average Common Shares Outstanding	175,039,996	149,811,266	112,204,471
Diluted Weighted Average Common Shares Outstanding	195,469,129	-	-

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except for share and per share amounts)

					Accumulated
			Additional		Other	Deferred		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Financing	Deferred	Stockholders’
	Shares	Amount	capital	Deficit	Income/(Loss)	Costs	Compensation	Equity
Balance at July 31, 2006	131,635,129	13	40,734	(31,388)	146	(523)	(52)	8,930
Deferred Financing Costs	1,150,000	-	351	-	-	(351)	-	-
Deferred Financing Costs	-	-	3,314	-	-	(3,314)	-	-
Amortization of Deferred Finance Costs	-	-	-	-	-	750	-	750
Options and warrants issued for services	-	-	216	-	-	-	-	216
Private Placement, Net	12,561,667	2	3,484					3,486
Common Stock issued for services provided	622,443	-	276	-	-	-	-	276
Common Stock issued upon the exercising of options and warrants	22,203,909	2	5,641					5,643
Change in fair value on interest rate swaps	-	-	-	-	(47)	-	-	(47)
Equity adjustment from foreign currency translation	-	-	-	-	205	-	-	205
Net loss for the year ended July 31, 2007	-	-	-	(7,472)	-		-	(7,472)
Balance at July 31, 2007	168,173,148	$17	$54,016	$(38,860)	$304	$(3,438)	$(52)	$11,987

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY – CONTINUED
(in thousands, except for share and per share amounts)

					Accumulated
			Additional		Other	Deferred		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Financing	Deferred	Stockholders’
	Shares	Amount	capital	Deficit	Income/(Loss)	Costs	Compensation	Equity
Balance at July 31, 2007	168,173,148	$17	$54,016	$(38,860)	$304	$(3,438)	$(52)	$11,987
Amortization of deferred finance costs	-	-	-	-	-	930	-	930
Equity based compensation	-	-	433	-	-	-	194	627
Common stock issued upon the exercising of options and warrants	22,994,178	2	7,471					7,473
Issuance of restricted common stock	1,610,000	-	1,051				(691)	360
Change in fair value on interest rate swaps	-	-	-	-	(141)	-	-	(141)
Deferred finance costs	-	-	103	-	-	(103)	-	-
Unrealized loss on marketable securities	-	-	-	-	(25)	-	-	(25)
Equity adjustment from foreign currency translation	-	-	-	-	622	-	-	622
Net income for the year ended July 31, 2008	-	-	-	6,364	-		-	6,364
Balance at July 31, 2008	192,777,326	$19	$63,074	$(32,496)	$760	$(2,611)	$(549)	$28,197

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, except for share and per share amounts)

	For The
	Year Ended
	July 31,
	2008	2007	2006
Cash Flow From Operating Activities:
Net Income (Loss)	$6,364	$(7,472)	$(4,805)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	3,285	891	39
Accretion of Reclamation and Remediation	124	31	-
Loss on sale of property and equipment			201
Loss on change in fair value of derivative, net	1,356	766	582
Equity Based Compensation	1,090	492	362
Changes in Operating Assets and Liabilities:
Increase in Accounts Receivable	(1,477)	-	-
Increase in Prepaid Expenses	(146)	(32)	(21)
Increase in Inventory	(8,913)	(2,458)	-
Increase (Decrease) in Other Current Assets	1,185	2,975	(5,243)
Decrease (Increase) in Other Deposits	870	(629)	(170)
Decrease (Increase) in Other Assets	-	(50)	1
Increase in Mining Reclamation Bond	(46)	-	-
Increase in Deferred Tax Asset	(573)	-	-
Increase in Accounts Payable	171	358	167
Decrease in Derivative Liability	(1,166)	-	-
Increase in Reclamation and Remediation	-	1,218	-
Increase in Other Liability	62		-
Increase in Deferred Tax Liability	2,063
Increase in Accrued Expenses	2,069	24	166

Net Cash Provided By (Used in) Operating Activities	6,318	(3,663)	(8,721)

Cash Flow From Investing Activities:
Decrease (Increase) in Other Investments	28	(4)	-
Purchase of Mining, Milling and Other Property and Equipment	(5,417))	(17,851)	(811)
Purchase of Intangibles	(90)	(570)	-
Proceeds on Sale of Mining, Milling and Other Property and Equipment	-	-	192

Net Cash Used in Investing Activities	(5,479)	(18,425)	(619)

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(in thousands, except for share and per share amounts)

	For The
	Year Ended
	July 31,
	2008	2007	2006

Cash Flow From Financing Activities:
Advances to Affiliate	$7	$(5)	$(10)
Proceeds from Borrowing on Credit Facility	-	12,500	-
Proceeds From Issuance of Common Stock	7,474	9,129	8,115
Deferred Finance Costs	(175)	(257)	(351)
Net Cash Provided By Financing Activities	7,306	21,367	7,754
Effect of Exchange Rate Changes	622	205	46
Increase (Decrease) In Cash and Cash Equivalents	8,767	(516)	(1,540)
Cash and Cash Equivalents - Beginning	2,225	2,741	4,281
Cash and Cash Equivalents – Ending	$10,992	$2,225	$2,741

Supplemental Cash Flow Information:
Cash Paid For Interest	$1,235	$879	$-
Cash Paid For Income Taxes	$1,373	$23	$15
Non-Cash Financing Activities:
Issuance of common stock and warrants as payment of financing costs	$103	$3,665	$270
Change in Fair Value of Derivative Instrument	$141	$47	$-
Change in Fair Value of Asset Retirement Obligation	$293	$-	$-

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

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

On June 29, 2001, the Company exercised an option and purchased from AngloGold North America Inc. and AngloGold (Jerritt Canyon) Corp. (“AngloGold”) 100% of the issued and outstanding stock of Minera Chanate, S.A. de C.V., a subsidiary of those two companies (“Minera Chanate”). Minera Chanate's assets consisted of certain exploitation and exploration concessions in the States of Sonora, Chihuahua and Guerrero, Mexico. These concessions are sometimes referred to as the El Chanate Concessions.

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

In January 2008, pursuant to the terms of the agreement, the Company made a good faith determination and notified AngloGold that the drill indicated resources at the El Chanate gold mine exceeded two million ounces of contained gold. The term "drill indicated resources" is defined in the agreement. A drill indicated resource number does not rise to the level of, and should not be considered proven and probable reserves as those terms are defined under SEC guidelines. AngloGold had 180 days from the date of notification, or July 28, 2008, to determine whether or not it would choose to exercise the Option for the Back-In Right. On July 1, 2008, AngloGold notified the Company that it would not be exercising the Back-In Right.

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

Accounts Receivable

Accounts receivable represents amounts due but not yet received from customers upon sales of precious metals.

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

Ore on Leach Pads and Inventories (“In-Process Inventory”)

Costs that are incurred in or benefit the productive process are accumulated as ore on leach pads and inventories. Ore on leach pads and inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of ore on leach pads and inventories, resulting from net realizable value impairments, are reported as a component of Costs applicable to sales. The current portion of ore on leach pads and inventories is determined based on the expected amounts to be processed within the next 12 months. Ore on leach pads and inventories not expected to be processed within the next 12 months are classified as long-term. The major classifications are as follows:

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

The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage (based on ore type). In general, leach pads recover approximately 50% to 75% of the recoverable ounces in the first year of leaching, declining each year thereafter until the leaching process is complete.

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

Precious Metals Inventory

Precious metals inventories include gold doré and/or gold bullion. Precious metals that result from the Company’s mining and processing activities are valued at the average cost of the respective in-process inventories incurred prior to the refining process, plus applicable refining costs.

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

Reclamation and Remediation Costs (“Asset Retirement Obligations”)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The Asset Retirement Obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the Asset Retirement Obligation at its mine site in accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”)

Deferred Financing Costs

Deferred financing costs which were included in other assets and a component of stockholders’ equity relate to costs incurred in connection with bank borrowings and are amortized over the term of the related borrowings.

Intangible Assets

Purchased intangible assets consisting of rights of way, easements and net profit interests are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the units of production method. It is the Company’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with SFAS 144. There was no impairment at July 31, 2008.

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

Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (“SFAS 109”). The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The adoption of this standard did not have an impact on the financial condition or the results of the Company’s operations.

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

Companies are required to prepay income taxes on a monthly basis based on the greater of the flat tax or regular income tax as calculated for each monthly period.  Annualized income projections indicate that the Company will not be liable for any excess flat tax for calendar year 2008 and, accordingly, has recorded a Mexican income tax provision as of July 31, 2008.

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

Such options and warrants may be exercisable at varying exercise prices currently ranging from $0.24 to $0.85 per share of common stock with certain of these grants becoming exercisable immediately upon grant. Certain grants vested or are vesting for a period of five years. Also, certain grants contain a provision whereby they become immediately exercisable upon a change of control.

Effective February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R “Accounting for Stock Based Compensation” (“SFAS 123R”). Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of SFAS 123R using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by SFAS 123R.

The cumulative effect of applying the forfeiture rates is not material. SFAS 123R requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant-date fair values of stock options and warrants granted during the year ended July 31, 2008 and 2007, were $0.62 and $0.33, respectively. The fair values of the options and warrants granted were estimated based on the following weighted average assumptions:

	Year ended July 31,
	2008	2007
Expected volatility	47.60 – 60.88%	73%
Risk-free interest rate	4.61%	5.75%
Expected dividend yield	-	-
Expected life	5.5 years	2.4 years

Stock option and warrant activity for employees during the years ended July 31, 2008 and 2007 is as follows (all tables in thousands, except for option, price and term data):

	Number of Options	Weighted Average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Outstanding at July 31, 2006	5,570,454	$.16	1.17	$702
Options granted	1,050,000.36
Options exercised	(3,570,909)	.08	-	-
Options expired	(549,545)	.22	-	-

Warrants and options outstanding at July 31, 2007	2,500,000	$.34	1.20	$255

Options granted*	2,500,000.63		-	-
Options exercised	(1,450,000)	.32	-	-
Options expired	-	-	-	-
Warrants and options outstanding at July 31, 2008	3,550,000	$.55	4.00	$334
Warrants and options exercisable at July 31, 2008	1,800,000	$.47	2.83	$308

* Issuances under 2006 Equity Incentive Plan.

Unvested stock option and warrant balances for employees at July 31, 2008 are as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value

Outstanding at August 1, 2007	150,000	$.32	0.67	$18
Options granted	2,500,000	$.63	-	-
Options vested	(900,000)	$.58	-	-

Unvested Options outstanding at July 31, 2008	1,750,000	$.63	4.49	$8

Stock option and warrant activity for non-employees during the year ended July 31, 2008 is as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value

Warrants and options outstanding at July 31, 2006	25,561,000	$.29	1.33	$1,940
Options granted	16,982,542.33
Options exercised	(18,633,000)	.29	-	-
Options expired	(1,375,000)	.31	-	-
Warrants and options outstanding at July 31, 2007	22,535,542	$.33	1.48	$2,578

Options granted*	1,715,000	$.66	-	-
Options exercised	(21,555,542)	.33	-	-
Options expired	(680,000)	.30	-	-
Warrants and options outstanding at July 31, 2008	2,015,000	$.62	3.54	$54
Warrants and options exercisable at July 31, 2008	1,560,000	$.61	2.71	$48

* 1,115,000 issued under 2006 Equity Incentive Plan.

Unvested stock option and warrant balances for non-employees at July 31, 2008 are as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value

Outstanding at August 1, 2007	-	-	-	-
Options granted	650,000	$.63	-	-
Options vested	(195,000)	$.63	-	-

Unvested Options outstanding at July 31, 2008	455,000	$.63	4.49	$3

The impact on the Company’s results of operations of recording equity based compensation for the year ended July 31, 2008, for employees and non-employees was approximately $987 and reduced earnings per share by $0.01 per basic and diluted share.

As of July 31, 2008, there was approximately $686 of unrecognized equity based compensation cost related to options granted to executives and employees which have not yet vested.

Reclassifications

Certain items in these financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s results of operations, stockholders’ equity or cash flows.

Net Loss Per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants, which amounted to 25,035,542 and 31,131,454 shares, respectively, are excluded from the calculation of diluted net loss per share for the fiscal years ended July 31, 2007 and 2006 since their effect is antidilutive.

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

Accounting for Derivatives and Hedging Activities

The Company entered into two identically structured derivative contracts with Standard Bank in March 2006. Each derivative consisted of a series of forward sales of gold and a purchase gold cap. The Company agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. The Company also agreed to a purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. Although these contracts are not designated as hedging derivatives, they serve an economic purpose of protecting the company from the effects of a decline in gold prices. Because they are not designated as hedges, however, special hedge accounting does not apply. Derivative results are simply marked to market through earnings, with these effects recorded in other income or other expense, as appropriate under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

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

Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The Company elected not to adopt the fair value option for any eligible instruments.

On December 4, 2007, the FASB issued FASB Statement No. 160,“Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.” Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company believes adoption of this standard will not have an impact on the financial condition or the results of the Company’s operations.

On April 21, 2008, the FASB posted a revised FASB Statement No. 133 Implementation guidance for Issues I1, Interaction of the Disclosure Requirements of Statement 133 and Statement 47, and K4, Miscellaneous: Income Statement Classification of Hedge Ineffectiveness and the Component of a Derivative's Gain or Loss Excluded from the Assessment of Hedge Effectiveness. The revisions relate to the issuance of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The Company believes adoption of this standard will not have a material impact on the financial condition or the results of the Company’s operations.

The FASB has issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. Statement 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The hierarchy under Statement 162 is as follows:

* FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, AICPA Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB, and Rules and interpretive releases of the SEC for SEC registrants.

* FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

* AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the EITF, and Appendix D EITF topics.

Statement 162 is effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Since Statement 162 is only effective for nongovernmental entities, the GAAP hierarchy will remain in AICPA Statement on Auditing Standards (SAS) No. 69, The Meaning of "Present Fairly in Conformity with Generally Accepted Accounting Principles" in the Independent Auditor's Report, for state and local governmental entities and federal governmental entities. The Company believes the adoption of this standard will not have a material impact on the financial condition or the results of the Company’s operations.

The FASB issued FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts. This new standard clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. The Company believes the adoption of this standard will not have an impact on the financial condition or the results of the Company’s operations.

NOTE 3 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

	(in thousands)
	July 31, 2008	July 31, 2007
Marketable equity securities, at cost	$50	$50
Marketable equity securities, at fair value (See Notes 12 & 14)	$65	$90

NOTE 4 – Material and Supplies Inventories

	(in thousands)
	July 31, 2008	July 31, 2007
Materials, supplies and other	$936	$174
Total	$936	$174

NOTE 5 - Ore on Leach Pads and Inventories (“In-Process Inventory”)

	(in thousands)
	July 31, 2008	July 31, 2007
Ore on leach pads	$12,176	$2,996
Total	$12,176	$2,996

Costs that are incurred in or benefit the productive process are accumulated as ore on leach pads and inventories. Ore on leach pads and inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of ore on leach pads and inventories, resulting from net realizable value impairments, will be reported as a component of Costs applicable to sales. The current portion of ore on leach pads and inventories is determined based on the expected amounts to be processed within the next 12 months. Ore on leach pads and inventories not expected to be processed within the next 12 months will be classified as long-term.

NOTE 6 – Deposits

Deposits are classified as current assets and represent payments made on mining equipment and contract for the Company’s El Chanate Project in Sonora, Mexico. Deposits are summarized as follows:

	(in thousands)
	July 31, 2008	July 31, 2007
Advance payment on Mining Contract to Sinergia (Note 18)	$-	$683
Equipment deposit	9	193
Other	-	3
Total Deposits	$9	$879

NOTE 7 – Other Current Assets

Other current assets consist of the following:

	(in thousands)
	July 31, 2008	July 31, 2007
Value added tax to be refunded	$425	$1,475
Asset held for resale	-	166
Other	65	34
Total Other Current Assets	$490	$1,675

NOTE 8 – Property and Equipment

Property and Equipment consist of the following:

	(in thousands)
	July 31, 2008	July 31, 2007
Process equipment and facilities	$20,182	$16,285
Asset retirement obligation	1,511	1,218
Mining equipment	974	863
Mineral properties	141	141
Construction in progress	1,277	-
Computer and office equipment	316	212
Improvements	16	16
Furniture	38	23
Total	24,455	18,758
Less: accumulated depreciation	(3,537)	(758)
Property and equipment, net	$20,918	$18,000

Depreciation expense for the year ended July 31, 2008 and 2007 was approximately $2,779 and $720, respectively.

NOTE 9 - Intangible Assets

Intangible assets consist of the following:

	(in thousands)
	July 31, 2008	July31, 2007
Repurchase of Net Profits Interest	$500	$500
Water Rights	134	-
Mobilization Payment to Mineral Contractor	70	70
Investment in Right of Way	18	18
Total	722	588
Accumulated Amortization	(541)	(11)
Intangible assets, net	$181	$577

Purchased intangible assets consisting of rights of way, water rights, easements and net profit interests are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the UOP method. It is the Company’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with SFAS 144. There was no impairment at July 31, 2008.

On September 13, 2006, the Company repurchased the 5% net profits interest formerly held by Grupo Minera FG (“FG”), and subsequently acquired by Daniel Gutierrez Cibrian, with respect to the operations at the El Chanate mine. That net profits interest had originally been granted to FG in connection with the April 2004 termination of the joint venture agreement between FG and MSR, the Company’s wholly owned Mexican subsidiary. FG also received a right of first refusal to carry out the works and render construction services required to effectuate the El Chanate Project. This right of first refusal is not applicable where a funding source for the project determines that others should render such works or services. FG has assigned or otherwise transferred to MSR all permits, licenses, consents and authorizations (collectively, “authorizations”) for which FG had obtained in its name in connection with the development of the El Chanate Project to the extent that the authorizations are assignable. To the extent that the authorizations are not assignable or otherwise transferable, FG has given its consent for the authorizations to be cancelled so that they can be re-issued or re-granted in MSR’s name. The foregoing has been completed. The purchase price for the buyback of the net profits interest was $500,000, and was structured as part of the project costs financed by the loan agreement with Standard Bank, Plc. (See Note 17). Mr. Cibrian retained a 1% net profits interest in MSR, payable only after a total US $20 million in net profits has been generated from operations at El Chanate. The Company recorded this transaction on its balance sheet as an intangible asset under guidance provided by FAS 142 – Goodwill and Other Intangible Assets to be amortized over the period of which the asset is expected to contribute directly or indirectly to the Company’s cash flow. On March 23, 2007, The Company reacquired the remaining 1% net profits interest (see Note 18).

The Right of Way and the Mobilization Payment were recorded at cost and are being amortized using the units of production method. Amortization expense for the year ended July 31, 2008 and 2007 was approximately $530 and $7, respectively. The Repurchase of Net Profits Interest from FG was fully amortized as of July 31, 2008.

NOTE 10 - Mining Reclamation Bonds

These represent certificates of deposit that have been deposited as security for Mining Reclamation Bonds in Colorado. They bear interest at rates varying from 4.35% to 5.01% annually and mature at various dates through 2010.

NOTE 11 - Mining Concessions

Mining concessions consists of the following:

	(in thousands)
	July 31, 2008	July 31, 2007
El Chanate	$45	$45
El Charro	25	25
Total	70	70
Less: accumulated amortization	(11)	(3)
Total	$59	$67

The El Chanate concessions are carried at historical cost and are being amortized using the units of production method. They were acquired in connection with the purchase of the stock of Minera Chanate (see Note 1). Amortization expense for the year ended July 31, 2008 and 2007 was approximately $8 and $3, respectively.

MSR acquired an additional mining concession – El Charro. El Charro lies within the current El Chanate property boundaries. MSR is required to pay 1 1/2% net smelter royalty in connection with the El Charro concession.

NOTE 12 - Loans Receivable - Affiliate

Loans receivable - affiliate consist of expense reimbursements due from a publicly-owned corporation in which the Company has an investment. The Company's president and chairman of the board of directors was an officer and director of that corporation. On March 10, 2008, the Company’s president and chairman of the board of directors resigned as both an officer and director of this corporation. These loans are non-interest bearing and due on demand (see Note 3 & 14).

NOTE 13 - Reclamations and Remediation Liabilities (“Asset Retirement Obligations”)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The Asset Retirement Obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the Asset Retirement Obligation at each mine site. The Company reviewed the estimated present value of the El Chanate mine reclamation and abandonment costs as of July 31, 2008. This review resulted in an increase in the Asset Retirement Obligation by approximately $293. As of July 31, 2008 and 2007, approximately $1,666 and $1,249, respectively, was accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

The following is a reconciliation of the liability for long-term Asset Retirement Obligations for the years ended July 31, 2008 and 2007:

(in thousands)
Balance as of July 31, 2006	$-
Additions, changes in estimates and other	1,218
Liabilities settled	-
Accretion expense	31
Balance as of July 31, 2007	$1,249
Additions, changes in estimates and other	293
Liabilities settled	-
Accretion expense	124
Balance as of July 31, 2008	$1,666

NOTE 14 - Other Comprehensive Income (Loss)-Supplemental Non-Cash Investing Activities

Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and unrealized gains and losses on marketable securities and derivatives is summarized as follows:

(in thousands)
Balance as of July 31, 2006	$146
Change in fair value of derivative instrument	(47)
Equity Adjustments from Foreign Currency Translation	205
Unrealized Gains (loss) on Marketable Securities	-
Balance as of July 31, 2007	$304
Change in fair value of derivative instrument	(141)
Equity Adjustments from Foreign Currency Translation	756
Unrealized Gains (loss) on Marketable Securities	(25)
Balance as of July 31, 2008	$894

NOTE 15 - Related Party Transactions

In August 2002, the Company purchased marketable equity securities of a related company. The Company recorded approximately $6 and $9 in expense reimbursements including office rent from this entity for the year ended July 31, 2008 and 2007, respectively (see Notes 3 and 12).

The Company utilizes a Mexican Corporation 100% owned by two officers/Directors and stockholders of the Company for mining support services. These services include but are not limited to the payment of mining salaries and related costs. The Mexican Corporation bills the Company for these services at cost. Mining expenses charged by the Mexican Corporation and eliminated upon consolidation amounted to approximately $3,775 and $702 for the year ended July 31, 2008 and 2007, respectively.

During the years ended July 31, 2008 and 2007, the Company paid its former V.P. Exploration and Director consulting fees of $100,000 and $0, respectively. In addition, this individual earned wages of $120,000 during the year ended July 31, 2007. Also, during the year ended July 31, 2008 and 2007, the Company paid a director legal and consulting fees of $35,000 and $24,000, respectively.

In January 2006, the Company extended the following stock options through January 3, 2007, all of which are exercisable at $0.05 per share: Chief Executive Officer and Director – 1,250,000 shares; Director – 500,000 shares; V.P. Investor Relations and Director – 327,727 shares; V.P. Development and Director – 500,000 shares; and V.P. Mine Development – 25,000 shares. There was not a material increase in the intrinsic value of these options at the date of modification as compared to the intrinsic value of the original issuance of these stock options on the applicable measurement date. All of these options were exercised prior to their extended expiration.

On February 7, 2007, Robert Roningen resigned as the Company’s Secretary and, on February 9, 2007, John Brownlie, the Company’s Vice President of Operations, was appointed Chief Operating Officer and Jeffrey W. Pritchard, the Company’s Vice President of Investor Relations, was appointed Secretary.

NOTE 16 - Stockholders' Equity

Common Stock

The Company issued 1,150,000 shares of common stock and 12,600,000 common stock purchase warrants to Standard Bank as part of a commitment fee to entering into the credit facility on August 15, 2006, with its wholly-owned subsidiaries MSR and Oro. The Company recorded the issuance of the 1,150,000 shares of common stock and 12,600,000 warrants as deferred financing costs of approximately $351 and $3,314, respectively, as a reduction of stockholders' equity on the Company's balance sheet. The issuance of 1,150,000 shares was recorded at the fair market value of the Company's common stock at the closing date or $0.305 per share. The warrants were valued at approximately $3,314 using the Black-Scholes option pricing model and were reflected as deferred financing costs as a reduction of stockholders' equity on the Company’s balance sheet (See Note 18). The balance of deferred financing costs, net of amortization, as of July 31, 2008 and 2007, as a reduction of stockholders' equity, was approximately $2,611 and $3,438. Amortization expense for the year ended July 31, 2008 and 2007, was approximately $931 and $750, respectively.

The Company closed two private placements in January 2007 pursuant to which it issued an aggregate of 12,561,667 units, each unit consisting of one share of its common stock and a warrant to purchase ¼ of a share of its common stock at $0.30 per share for proceeds of approximately $3,486, net of commissions of approximately $283. The Warrant issued to each purchaser in the January 2007 placements is exercisable for one share of common stock, at an exercise price equal to $0.40 per share. Each Warrant has a term of eighteen months and is fully exercisable from the date of issuance. The Company issued to the placement agents eighteen month warrants to purchase up to an aggregate of 942,125 shares of common stock at an exercise price of $0.30 per share. Such placement agent warrants are valued at approximately $142 using the Black-Scholes option pricing method.

The Company also received proceeds of approximately $7,473 and $5,643 during the years ended July 31, 2008 and 2007, from the exercising of an aggregate of 22,994,178 and 22,203,909 of warrants and options, respectively, issued to investors in past private placements, to officers and directors as well as to outside parties for services rendered.

On March 22, 2007, the Company issued 500,000 shares of common stock to John Brownlie, the Company’s Chief Operating Officer under the Company’s 2006 Equity Incentive Plan. The fair value of the services provided in March 2007 amounted to $225 or $0.45 per share.

In March 2007, the Company issued 65,625 shares of common stock to an independent contractor for services provided related to the Company’s El Chanate project. The fair value of the services provided amounted to $26 or $0.40 per share. In April 2007, this independent contractor was engaged as the general manager of the Company’s El Chanate project for a six month term with an option for an additional six month term, if mutually agreed upon by both parties. Pursuant to the agreement, the Company issued 113,636 shares of common stock with a fair value of $50 or $0.44 per share at the fair market value of the Company’s common stock on the date of the agreement. The issuance of these shares vest over the six-month term. The independent contractor and the Company mutually agreed to terminate the contractor after three months as construction was complete. The Company issued 56,818 shares of the Company’s common stock on the vested portion of the 113,636 shares or 50%.

On December 20, 2007, at the recommendation of the Compensation Committee of the Board of Directors, the Company’s executive officers, directors and employees were granted 1,095,000 restricted shares under our 2006 Equity Incentive Plan (the “Plan”). The restricted shares granted vest equally over three years from the date of grant. The fair value of the Company’s stock was $0.63 on the date of grant resulting in the Company recording approximately $690 in deferred compensation cost. For the year ended July 31, 2008, the Company has recorded approximately $194 in equity compensation expense upon the vesting of a portion of restricted shares.

On July 17, 2008, at the recommendation of the Compensation Committee of the Board of Directors, the Company’s executive officers and directors were granted 515,000 shares under our 2006 Equity Incentive Plan. The restricted shares granted vested immediately. The fair value of the Company’s stock was $0.70 on the date of grant resulting in the Company recording approximately $361 in equity compensation expense.

Recapitalization

In February 2007, the Company's Certificate of Incorporation was amended to increase the Company's authorized shares of capital stock from 200,000,000 to 250,000,000 shares. In January 2008, the Company amended its Certificate of Incorporation to increase the Company’s authorized shares of capital stock from 250,000,000 to 300,000,000 shares.

Warrants and Options

On November 30, 2006, the Company’s board of directors granted 100,000 common stock options to each of John Postle, Ian A. Shaw and Mark T. Nesbitt, the Company’s independent directors. The options are to purchase shares of the Company’s common stock at an exercise price of $0.33 per share (the closing price of its common stock on that date) for a period of two years. The Company utilized the Black-Scholes method to fair value the 300,000 options received by the directors and recorded approximately $40 as equity based compensation expense.

On December 13, 2006, the Company issued two year options to purchase the Company’s common stock at an exercise price of $0.36 per share to its Chief Operating Officer, Chief Financial Officer and the Company’s Canadian counsel. These options are for the purchase of 250,000 shares, 100,000 shares and 100,000 shares, respectively.  The Company utilized the Black-Scholes method to fair value the 450,000 options received by these individuals and recorded approximately $61 as stock based compensation expense.

On March 22, 2007, the Company issued two year options to purchase the Company’s common stock at an exercise price of $0.45 per share to the Company’s SEC Counsel. These options are for the purchase of 100,000 shares and were issued under the 2006 Equity-Incentive Plan. The Company utilized the Black-Scholes Method to fair value these options and recorded approximately $15 as equity based compensation expense.

On June 13, 2007, the Company issued two year options to purchase the Company’s common stock at an exercise price of $0.384 per share to the Company’s CFO. These options are for the purchase of 500,000 shares and were issued under the 2006 Equity-Incentive Plan. The Company utilized the Black-Scholes Method to fair value these options and recorded approximately $65 as equity based compensation expense.

On August 13, 2007, the Company issued two year options to purchase the Company’s common stock at an exercise price ranging from $0.43 to $0.50 per share to outside parties for services provided. These options are for the purchase of 465,000 shares and were issued under the 2006 Equity-Incentive Plan. The Company utilized the Black-Scholes Method to fair value these options and recorded approximately $58 as equity based compensation expense.

On December 20 2007, at the recommendation of the Compensation Committee of the Board of Directors, the Company’s executive officers were granted 3,150,000 stock options under our 2006 Equity Incentive Plan . The stock options have a term of seven years and vest as follows: 20% vested upon issuance and the balance vest 20% annually thereafter. The exercise price of the stock options is $0.63 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan, unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon the happening of a change of control, all unvested stock options and unvested restricted stock grants immediately vest. The Company utilized the Black-Scholes method to fair value the 3,150,000 options received by these individuals totaling $1,060. For the year ended July 31, 2008, the Company recorded approximately $375 in equity compensation expense on the vested portion of these stock options.

On July 17, 2008, the Company closed in escrow pending execution of Mexican collateral documents and certain other ministerial matters an Amended And Restated Credit Agreement (the “Credit Agreement”) involving our wholly-owned Mexican subsidiaries Minera Santa Rita S. de R.L. de C.V. (“MSR”) and Oro de Altar S. de R.L. de C.V. (“Oro”), as borrowers (“Borrowers”), the Company, as guarantor, and Standard Bank PLC (“Standard Bank”), as the lender., Pursuant to the Credit Agreement the Company agreed to issue to Standard Bank a two year warrant to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $0.852 per share. The warrants were valued at approximately $103 using the Black-Scholes option pricing model and were reflected as deferred financing costs as a reduction of stockholders' equity on the Company’s balance sheet as of July 31, 2008 (See Note 17).

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

Information regarding the options approved by the Compensation Committee under the Equity Incentive Plan for the fiscal years ended July 31, 2008 and 2007 is summarized below:

	2007			2008
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding beginning at year	-	$-	$-	1,050,000	$0.36-0.45	$0.38
Granted	1,050,000	0.36-0.45	0.38	3,615,000	0.38-0.63	$0.61
Canceled	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding end of year	1,050,000	$0.36-0.45	$0.38	4,665,000	$0.36-0.63	$0.56
Exercisable	1,050,000	$0.36-0.45	$0.38	3,360,000	$0.36-0.63	$0.54
Weighted average remaining contractual life (years)	1-2 years	-	-	5-6 years	-	-
Available for future grants	8,450,000	-	-	3,225,000	-	-

Restricted stock awards granted by the Compensation Committee under the Equity Incentive Plan for the fiscal years ended July 31, 2008 and 2007, were 500,000 and 1,610,000 shares, respectively.

NOTE 17 - Debt

Long term debt consists of the following:	(in thousands)

	July 31, 2008	July 31, 2007

Total long-term debt	$12,500	$12,500

Less current portion	4,125	-

Long-term debt	$8,375	$12,500

On August 15, 2006, the Company entered into a credit facility (the “Credit Facility”) involving its wholly-owned subsidiaries MSR and Oro, as borrowers, us, as guarantor, and Standard Bank plc (“Standard Bank”), as the lender and the offshore account holder. Under the Credit Facility, MSR and Oro have agreed to borrow money in an aggregate principal amount of up to US$12.5 million (the “Loan”) for the purpose of constructing, developing and operating the Company’s El Chanate Project (the “Mine”). The Company is guaranteeing the repayment of the loan and the performance of the obligations under the Credit Facility. The Loan is scheduled to be repaid in fourteen quarterly payments with the first principal payment having been made on September 30, 2008. The Loan bears interest at LIBOR plus 4.00%, with LIBOR interest periods of 1, 2, 3 or 6 months and with interest payable at the end of the applicable interest period. As of July 31, 2007, the outstanding amount on the credit facility was $12,500 and accrued interest on this facility was approximately $100.

Approximate future principal payments under this loan are as follows (in thousands):

Fiscal Years Ending July 31,

2009	$4,125
2010	3,125
2011	3,500
2012	1,750
$12,500

The Credit Facility contains covenants customary for a project financing loan, including but not limited to restrictions (subject to certain exceptions) on incurring additional debt, creating liens on its property, disposing of any assets, merging with other companies and making any investments. The Company is required to meet and maintain certain financial covenants, including (i) a debt service coverage ratio of not less than 1.2 to 1.0, (ii) a projected debt service coverage ratio of not less than 1.2 to 1.0, (iii) a loan life coverage ratio of at least 1.6 to 1.0, (iv) a project life coverage ratio of at least 2.0 to 1.0 and (v) a minimum reserve tail. The Company also is required to maintain a certain minimum level of unrestricted cash, and upon meeting certain Mine start-up production and performance criteria, MSR and Oro are required to maintain a specified amount of cash as a reserve for debt repayment. As of July 31, 2008, the Company was in compliance with these financial covenants.

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

As part of the fee for entering into and closing the Credit Facility, the Company issued to Standard Bank 1,150,000 shares of its restricted common stock and a warrant for the purchase of 12,600,000 shares of its common stock at an exercise price of $0.317 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Facility. Previously, pursuant to the mandate and commitment letter for the facility, the Company issued to Standard Bank 1,000,000 shares of its restricted common stock and a warrant for the purchase of 1,000,000 shares of its common stock at an exercise price of $0.32 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Facility. The Company recorded the issuance of the 1,000,000 shares of common stock as deferred financing costs of approximately $270 as a reduction of stockholders' equity on its balance sheet. The issuance of these shares was recorded at the fair market value of the Company’s common stock at the commitment letter date or $0.27 per share. In addition, the warrants were valued at approximately $253,000 using the Black-Scholes option pricing model and were reflected as deferred financing costs as a reduction of stockholders' equity on the Company’s balance sheet in 2006. The Company registered for public resale the 2,150,000 shares issued to Standard Bank and the 13,600,000 shares issuable upon exercise of warrants issued to Standard Bank.

In March 2006, The Company entered into a gold price protection arrangement to protect it against future fluctuations in the price of gold and interest rate swap agreements in October 2006 in accordance with the terms of the Credit Facility both with Standard Bank (See Note 20 for more details on these transactions).

On July 17, 2008, the Company closed in escrow pending execution of Mexican collateral documents and certain other ministerial matters an Amended And Restated Credit Agreement (the “Credit Agreement”) involving our wholly-owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), the Company, as guarantor, and Standard Bank PLC (“Standard Bank”), as the lender. The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006 (the “Original Agreement”). Under the Original Agreement, MSR and Oro could borrow, and did borrow, money in an aggregate principal amount of up to US$12,500,000 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico. The Company guaranteed the repayment of the Term Loan and the performance of the obligations under the Original Agreement.

The Credit Agreement establishes a new senior secured revolving credit facility that permits the Borrowers to borrow up to $5,000,000 during the one year period after the closing of the Credit Agreement. The Borrowers may request a borrowing of the Revolving Commitment from time to time, provided that the Borrowers are not entitled to request a borrowing more than once in any calendar month (each borrowing a “Revolving Loan”). Repayment of the Revolving Loans will be secured and guaranteed in the same manner as the Term Loan. Term Loan principal shall be repaid quarterly commencing on September 30, 2008 and consisting of four payments in the amount of $1,125,000, followed by eight payments in the amount of $900,000 and two final payments in the amount of $400,000. There is no prepayment fee. Principal under the Term Loan and the Revolving Loans shall bear interest at a rate per annum equal to the LIBO Rate, as defined in the Credit Agreement, for the applicable Interest Period plus the Applicable Margin. An Interest Period can be one, two, three or six months, at the option of the Borrowers. The Applicable Margin for the Term Loan and the Revolving Loans is 2.5% per annum and 2.0% per annum, respectively. The Borrowers are required to pay a commitment fee in respect of the Revolving Commitment at the rate of 1.5% per annum on the average daily unused portion of the Revolving Commitment. Pursuant to the terms of the Original Credit Agreement, Standard Bank exercised significant control over the operating accounts of MSR located in Mexico and in the United States. Standard Bank’s control over the accounts has been lifted significantly under the terms of the Credit Agreement, giving the Borrowers authority to exercise primary day-to-day control over the accounts. However, the accounts remain subject to an account pledge agreement between MSR and the Lender.

In connection with the refinance proceedings, the Borrowers, as a condition precedent to closing, obtained a waiver letter from the Lender of any default or event of default as a result of not being in compliance with regulations of Mexican federal law with regard to certain filing and environmental bonding issues in connection with the operation of mining the El Chanate concessions as well as certain insurance requirements. The Borrowers have not yet complied with these regulations due to the absence of professionals in the area qualified to conduct studies to facilitate compliance. The Borrowers have agreed to make a commercially reasonable effort to come into compliance with these requirements. See also Note 25 “Subsequent Events”.

NOTE 18 – Mining, Engineering and Supply Contracts

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

Pursuant to the Mining Contract, Sinergia, using its own equipment, generally is performing all of the mining work (other than crushing) at the El Chanate Project for the life of the mine. MSR delivered to the Contractor a mobilization payment of $70,000 and the advance payment of $520,000. The advance payments are recoverable by MSR out of 100% of subsequent payments due to Sinergia under the Mining Contract. Pursuant to the Mining Contract, upon termination, Sinergia would be obligated to repay any portion of the advance payment that had not yet been recouped. Sinergia’s mining rates are subject to escalation on an annual basis. This escalation is tied to the percentage escalation in Sinergia’s costs for various parts for its equipment, interest rates and labor. One of the principals of Sinergia is one of the former principals of FG. FG was the Company’s former joint venture partner. As of July 31, 2008, the entire advance payment has been recovered by MSR.

On March 23, 2007, The Company reacquired the remaining 1% net profits interest in its Mexican affiliate, MSR from one of the successors to FG (“FG’s Successor”). When the joint venture was terminated in March 2004, FG received, among other things, a participation certificate entitling it to receive 5% of the annual dividends of MSR, when declared. The participation certificate also gave FG the right to participate, but not to vote, in the meetings of MSR’s Board of Managers, Technical Committee and Partners. In August 2006, the Company repurchased the participation certificate from FG’s Successor for $500,000 with FG’s Successor retaining a 1% net profits interest in MSR, payable only after a total $20 million in net profits has been generated from operations at El Chanate. The Company reacquired the remaining 1% net profits interest in consideration of its advancing $319,000 to Sinergia under the Mining Contract. FG’s Successor is a principal of Sinergia. As of July 31, 2008, the entire advance has been recovered.

NOTE 19 - Employee and Consulting Agreements

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

Mr. Dieterle is entitled to a base annual salary of at least $180,000, Mr. Hazlitt is entitled to a base annual salary of at least $125,000 and each of the other executives is entitled to a base annual salary of at least $120,000. Each executive is entitled to a bonus or salary increase in the sole discretion of the board of directors. In addition, Messrs. Dieterle, Newell, Everett and Pritchard each received two year options to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $0.32 per share (the closing price on July 31, 2006). These options have all been exercised. As discussed below, these agreements have been amended to provide for salary increases.

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

In conjunction with the employment agreements, the Company’s board of directors deeming it essential to the best interests of its stockholders to foster the continuous engagement of key management personnel and recognizing that, as is the case with many publicly held corporations, a change of control might occur and that such possibility, and the uncertainty and questions which it might raise among management, might result in the departure or distraction of management personnel to the detriment of the company and its stockholders, determined to reinforce and encourage the continued attention and dedication of members of the Company’s management to their engagement without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control of the company, it entered into identical agreements regarding change in control with the executives. Each of the agreements regarding change in control continues through December 31, 2009 (December 31, 2010 for Mr. Hazlitt) and extends automatically to the third anniversary thereof unless the Company gives notice to the executive prior to the date of such extension that the agreement term will not be extended. Notwithstanding the foregoing, if a change in control occurs during the term of the agreements, the term of the agreements will continue through the second anniversary of the date on which the change in control occurred. Each of the agreements entitles the executive to change of control benefits, as defined in the agreements and summarized below, upon his termination of employment with the Company during a potential change in control, as defined in the agreements, or after a change in control, as defined in the agreements, when his termination is caused (1) by the Company for any reason other than permanent disability or cause, as defined in the agreement (2) by the executive for good reason as defined in the agreements or, (3) by the executive for any reason during the 30 day period commencing on the first date which is six months after the date of the change in control. Each executive would receive a lump sum cash payment of three times his base salary and three times his bonus award from the prior year, as well as outplacement benefits. In addition, the exercise price of all Company options would decrease to $0.01 per share. Each agreement also provides that the executive is entitled to a payment to make him whole for any federal excise tax imposed on change of control or severance payments received by him.

On September 14, 2007, the Company entered into a Second Amended Engagement Agreement (the “Agreement”) with Christopher Chipman, the Company’s Chief Financial Officer, effective May 1, 2007. The Agreement supersedes and replaces Mr. Chipman’s prior agreement that expired on August 31, 2007. He receives a monthly fee of $14,583. The Agreement expires on August 31, 2009 and automatically renews for successive one-year periods, unless either party gives at least 30 days prior notice to the other party of its intent not to renew. Mr. Chipman can terminate the Agreement on 60 days prior notice. The Company can terminate the Agreement without cause on 30 days prior notice and for cause (as defined in the Agreement). The Agreement also terminates upon Mr. Chipman’s disability (as defined in the Agreement) or death. In the event that the Company terminates the Agreement without cause, Mr. Chipman will be entitled to a cash termination payment equal to his Annual Fee in effect upon the date of termination, payable in equal monthly installments beginning in the month following his termination. In the event the Agreement is terminated by Mr. Chipman at his election or due to his death or disability, Mr. Chipman will be entitled to the fees otherwise due and payable to him through the last day of the month in which such termination occurs. In conjunction with Agreement, the Company entered into a change of control agreement similar to the agreements entered into with the Company’s other executive officers. In connections with the original engagement agreement with Mr. Chipman in March 2006, Mr. Chipman received a two year option to purchase an aggregate of 50,000 shares of Company Common Stock at an exercise price of $.34 per share. This option has been exercised in full.

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

On August 29, 2007, at the recommendation of the Compensation Committee, the Board increased the salaries of the Company’s executive officers to be commensurate with industry standards and amended their respective agreements accordingly. The new salaries were as follows: Gifford A. Dieterle, President, Treasurer and Chairman of the Board, $250,000; John Brownlie, Chief Operating Officer, $225,000; Christopher Chipman, Chief Financial Officer, $175,000 (consulting fee); Jeffrey W. Pritchard, Vice President - Investor Relations and Secretary, $195,000; Roger A. Newell, Vice President - Development, $135,000; and J. Scott Hazlitt, Vice President - Mine Development, $135,000. The salary increase for Mr. Brownlie and the consulting fee increase for Mr. Chipman were retroactive to May 1, 2007 and the salary increase for Mr. Pritchard is retroactive to August 1, 2007.

On July 17, 2008, at the recommendation of the Compensation Committee of our Board of Directors, our executive officers were awarded salary increases effective August 1, 2008. The new salaries were as follows: Gifford A. Dieterle, President, Treasurer and Chairman of the Board, $287,500; John Brownlie, Chief Operating Officer, $258,750; Christopher Chipman, Chief Financial Officer, $201,250 (consulting fee); Jeffrey W. Pritchard, Vice President - Investor Relations and Secretary, $224,250; and J. Scott Hazlitt, Vice President - Mine Development, $155,250.

NOTE 20 - Sales Contracts, Commodity and Financial Instruments

In March 2006, in conjunction with the Company’s credit facility, the Company entered into two identically structured derivative contracts with Standard Bank (See Note 15). Each derivative consisted of a series of forward sales of gold and a purchase gold cap. The Company agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010. The Company also agreed to purchase a gold cap, enabling the company to buy gold on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce. This combination of forward sales with purchased call options synthesizes a put position, which, in turn, serves to put a floor on the Company’s sales price. Critically, the volume of these derivative positions represents about 86 percent of current sales, such that these derivative positions serve only to mitigate the Company’s gold price risk, rather than eliminate or reverse the natural exposure of the Company.

Under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), these contracts must be carried on the balance sheet at their fair value. The Company records these changes in fair value and any cash settlements within Other Income or Expense. The contracts were not designated as hedging derivatives, and therefore special hedge accounting is not applied.

The following is a reconciliation of the derivative contracts regarding the Company’s Gold Price Protection agreement:

(in thousands)
Asset balance as of July 31, 2006	$(218)
Loss on change in fair value of derivative	1,225
Net cash settlements	(459)
Liability balance as of July 31, 2007	$548
Loss on change in fair value of derivative	1,359
Net cash settlements	(1,182)
Liability balance as of July 31, 2008	$725

Rather than modifying the original Gold Price Protection agreement with Standard Bank to satisfy these forward sale obligations, the Company has opted for a net cash settlement between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per oz. Since inception, the Company has paid Standard Bank an aggregate of approximately $1,641,000 on the settlement of 46,883 ounces with corresponding reductions in the Company’s derivative liability ($1,181,000 or 25,329 ounces of gold for the fiscal year ended July 31, 2008). . These expenses were incurred concurrently with sales revenues that reflected actual sales of physical gold at market prices well above the option strike price of $535 per ounce. The remaining ounces to settle with regard to this agreement amounted to 75,044 as of July 31, 2008.

On October 11, 2006, prior to our initial draw on the Credit Facility, the Company entered into interest rate swap agreements in accordance with the terms of the Credit Facility. Although the Credit Facility requires that it hedge at least 50% of its outstanding debt under this facility, the Company elected to cover $9,375,000 or 75% of the outstanding debt. The termination date on our existing swap position is December 31, 2010. However, the Company intends to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as it deems appropriate. In any case, the Company’s use of interest rate derivatives will be restricted to use for risk management purposes.

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

The interest rate swap agreements are accounted for as cash flow hedges, whereby “effective” hedge gains or losses are initially recorded in other comprehensive income (“OCI”) and later reclassified to the interest expense component of earnings coincidently with the earnings impact of the interest expenses being hedged. “Ineffective” hedge results are immediately recorded in earnings also under interest expense. No component of hedge results will be excluded from the assessment of hedge effectiveness. The amount expected to be reclassified from other comprehensive income to earnings during the year ending July 31, 2009 from these two swaps was determined to be immaterial.

The following is a reconciliation of the derivative contract regarding the Company’s Interest Rate Swap agreement:

(in thousands)
Balance as of July 31, 2006	$-
Change in fair value of swap agreement	48
Interest expense (income)	-
Net cash settlements	-
Liability balance as of July 31, 2007	$48
Change in fair value of swap agreement	141
Interest expense (income)	78
Net cash settlements	(62)
Liability balance as of July 31, 2008	$205

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

The Effect of Derivative Instruments on the Statement of Financial Performance

(in thousands):

Quarter Ended	Derivatives in Cash Flow Hedging Relationships	Effective Results Recognized in OCI	Location of Results Reclassifed from AOCI to Earnings	Amount Reclassified from AOCI to Income	Ineffective Results Recognized in Earnings	Location of Ineffective Results
10/31/07	Interest Rate contracts	$(66)	Interest Income (Expense)	-		N/A
1/31/08	Interest Rate contracts	$(201)	Interest Income (Expense)	(5)	-	N/A
4/30/08	Interest Rate contracts	$28	Interest Income (Expense)	(24)	-	N/A
7/31/08	Interest Rate contracts	$19	Interest Income (Expense)	(49)	(24)	N/A

Quarter Ended	Derivatives Not Designated in Hedging Relationships	Location of Results	Amount of Gain (Loss)
10/31/07	Gold contracts	Other Income (Expense)	$(358)
1/31/08	Gold contracts	Other Income (Expense)	$(345)
4/30/08	Gold contracts	Other Income (Expense)	$(337)
7/31/08	Gold contracts	Other Income (Expense)	$(319)

Fair Value of Derivative Instruments in a Statement of Financial Position and the Effect of Derivative Instruments on the Statement of Financial Performance (in thousands):

	Liability Derivatives
October 31, 2007	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Other Liabilities	$115
Derivatives designated as hedging instruments
Gold derivatives	Other Liabilities	$613

January 31, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Other Liabilities	$313
Derivatives designated as hedging instruments
Gold derivatives	Other Liabilities	$660

April 30, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Other Liabilities	$274
Derivatives designated as hedging instruments
Gold derivatives	Other Liabilities	$702

July 31, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Other Liabilities	$205
Derivatives designated as hedging instruments
Gold derivatives	Other Liabilities	$725

NOTE 21 – Accrued Expenses

Accrued expenses at July 31, 2008 and 2007 consists of the following:

	(in thousands)
	July 31,
	2008	2007
Net profit interest	$753	$-
Net smelter return	189	-
Mining contract	193	51
Income tax payable	777	-
Utilities	110	165
Interest	72	100
Other liabilities	578	287

	$2,672	$603

NOTE 22 - Income Taxes

The Company’s Income tax (expense) benefit consisted of:

	(in thousands)
	July 31, 2008	July 31, 2007
Current:
United States	$-	$-
Foreign	(2,111)	-
	(2,111)	-
Deferred:
United States	-	-
Foreign	(1,396)	-
	(1,396)	-
Total	$(3,507)	$-

The Company’s Income (loss) from operations before income tax consisted of:

	(in thousands)
	July 31, 2008	July 31, 2007

United States	$(6,556)	$(5,514)
Foreign	16,427	(1,958)
Total	$9,871	$(7,472)

The Company’s income tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	(in thousands)
	July 31, 2008	July 31, 2007

Income (loss) from operations before income tax	$9,871	$(7,472)
US statutory corporate income tax rate	34%	34%
Income tax (expense) benefit computed at US statutory corporate income tax rate	(3,356)	2,540
Reconciling items:
Change in valuation allowance on deferred tax assets	(1,137)	(2,540)
Difference in foreign tax	986	-
Income tax expense	$(3,507)	$-

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	(in thousands)
	July 31, 2008	July 31, 2007
Net deferred income tax assets, non current:
Remediation and reclamation costs	$(29)	$-
Net operating losses	9,334	8,197
Depreciation and amortization	602	-
	$9,907	$8,197
Valuation allowances	(9,334)	(8,197)
	$573	$-

Net deferred income tax liabilities, current:
Depreciation and amortization	$12	$-
Foreign currency exchange	2
Inventory valuation	(1,925)
Accounts receivable	(413)
Other	261	-
	$(2,063)	$-

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

Companies are required to prepay income taxes on a monthly basis based on the greater of the flat tax or regular income tax as calculated for each monthly period.  Annualized income projections indicate that the Company will not be liable for any excess flat tax for calendar year 2008 and, accordingly, has recorded a Mexican income tax provision as of July 31, 2008.

As the new legislation was recently enacted, it remains subject to ongoing varying interpretations.  There is the possibility of implementation amendments by the Mexican Government and the estimated future income tax liability recorded at the balance sheet date may change.

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

For income tax purposes in the United States, the Company had available net operating loss carryforwards ("NOL") as of July 31, 2008 and 2007 of approximately $22,179 and $17,464, respectively to reduce future federal taxable income. If any of the NOL's are not utilized, they will expire at various dates through 2027. There may be certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership.

NOTE 23 - Commitments and Contingencies

Lease Commitments

The Company occupies office space in New York City under a non-cancelable operating lease that commenced on September 1, 2007 and terminates on August 31, 2012. In addition to base rent, the lease calls for payment of utilities and other occupancy costs.

Approximate future minimum payments under this lease are as follows (in thousands):

Fiscal Years Ending July 31,

2009	$132
2010	142
2011	147
2012	151
2013	13

$585

Rent expense was approximately $107 and $66 for the years ended July 31, 2008 and 2007, respectively.

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

NOTE 24 – Unaudited Supplementary Data

The following is a summary of selected fiscal quarterly financial information (unaudited and 000’s except per share data and share price):

		2008
		Three Months Ended
	October 31	January 31	April 30	July 31
Revenues	$6,526	$8,043	$8,730	$9,805
Costs applicable to sales	$2,204	$2,419	$2,717	$3,350
Net income applicable to common shares	$1,747	$2,126	$2,740	$(249)
Net income per common share, basic	$0.01	$0.01	$0.02	$0.00
Net income per common share, diluted	$0.01	$0.01	$0.01	$0.00
Basic weighted-average shares outstanding	170,855	174,765	175,645	175,040
Diluted weighted-average shares outstanding	192,998	196,191	197,239	195,469
Closing price of common stock	$0.63	$0.70	$0.65	$0.65

		2007
		Three Months Ended
	October 31	January 31	April 30	July 31
Revenues	$-	$-	$-	$-
Costs applicable to sales	$-	$-	$-	$-
Net loss applicable to common shares	$(1,161)	$(1,673)	$(2,649)	$(1,989)
Net loss per common share, basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Net income loss per common share, diluted(1)	$-	$-	$-	$-
Basic weighted-average shares outstanding	132,598	138,074	164,582	149,811
Diluted weighted-average shares outstanding(1)	-	-	-	-
Closing price of common stock	$0.31	$0.40	$0.41	$0.44

(1) Net loss per common share, diluted and computation of diluted weighted average common shares was not included as their effect would have been anti-dilutive.

NOTE 25 – Subsequent Events

On September 18, 2008, the Company closed its Amended And Restated Credit Agreement involving our wholly-owned Mexican subsidiaries MSR and Oro, as Borrowers, the Company, as guarantor, and Standard Bank PLC (“Standard Bank”), as the lender. The Company made its first principal payment of $1,125 on September 30, 2008.

In September 2008, our Board of Directors (the "Board") approved and recommended to our stockholders a proposal to effect a reverse stock split of all outstanding shares of our Common Stock in an amount which our Board of Directors deems appropriate to result in a sustained per share market price above $2.00 per share, to be at a ratio of not less than one-for-four and not more than one-for-six (the "Reverse Stock Split"). In conjunction with the Reverse Stock Split, our Board has approved and is recommending to our stockholders a proposal to effect a reduction in the number of shares of Common Stock authorized for issuance and an increase in the par value thereof in proportion to the Reverse Stock Split. We will not issue fractional shares in connection with the Reverse Stock Split. Any fractional shares that result from the Reverse Stock Split will be rounded up to the next whole share. However, if the Board determines that effecting these capitalization changes would not be in the best interests of our stockholders, the Board can determine not to effect any or all of the changes.

These changes, if authorized by the stockholders at the Meeting and if subsequently implemented by our Board of Directors, will be effected by the filing of an Amendment to our Certificate of Incorporation.

On August 11, 2008, Jeffrey Pritchard was appointed our Executive Vice President.

On October 28, 2008, we entered into an Engagement Agreement with John Brownlie, our Chief Operating Officer. The agreement supersedes a May 12, 2006 employment agreement between us and Mr. Brownlie. Pursuant to the Engagement Agreement, Mr. Brownlie serves as our Chief Operating Officer and receives a base annual fee of at least $258,750 and is entitled to annual bonuses. The Engagement Agreement runs through August 31, 2009, and automatically renews thereafter for additional one year periods unless terminated by either party within 30 days of a renewal date. We can terminate the agreement for cause or upon 30 days notice without cause. Mr. Brownlie can terminate the agreement upon 60 days notice without cause or, if there is a breach of the agreement by us that is not timely cured, upon 30 days notice. In the event that we terminate him without cause or he terminates due to our breach, he will be entitled to certain severance payments. We previously entered into a change of control agreement with Mr. Brownlie similar to the agreements entered into with our other executive officers.