Form 10-Q
period 2008-10-31
CAPITAL GOLD CORP
filed 2008-12-10
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at December 1, 2008

Common Stock, par value $.0001 per share	193,124,826

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three months ended October 31, 2008.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2008.

The results reflected for the three months ended October 31, 2008 are not necessarily indicative of the results for the entire fiscal year.

CAPITAL GOLD CORPORATION
CONSOLIDATED BALANCE SHEET
(in thousands, except for share and per share amounts)
ASSETS
Current Assets:	October 31, 2008	July 31, 2008
Cash and Cash Equivalents	$9,208	$10,992
Accounts Receivable	1,045	1,477
Stockpiles and Ore on Leach Pads (Note 4)	12,131	12,176
Material and Supply Inventories	1,045	937
Deposits	8	9
Marketable Securities (Note 3)	15	65
Prepaid Expenses	163	219
Loans Receivable – Affiliate (Note 9 and13)	40	39
Other Current Assets (Note 5)	789	490
Total Current Assets	24,444	26,404

Mining Concessions (Note 8)	56	59
Property & Equipment – net (Note 6)	22,097	20,918
Intangible Assets – net (Note 7)	174	181
Other Assets:
Deferred Financing Costs (Note 15)	562	599
Mining Reclamation Bonds	82	82
Deferred Tax Asset (Note 17)	446	573
Security Deposits	54	63
Total Other Assets	1,144	1,317
Total Assets	$47,915	$48,879
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$740	$788
Accrued Expenses (Note 10)	3,553	2,673
Derivative Contracts (Note 16)	933	930
Deferred Tax Liability (Note 17)	1,607	2,063
Current Portion of Long-term Debt (Note 15)	4,275	4,125
Total Current Liabilities	11,108	10,579

Reclamation and Remediation Liabilities (Note 11)	1,331	1,666
Other liabilities	48	62
Long-term Debt (Note 15)	7,100	8,375
Total Long-term Liabilities	8,479	10,103

Commitments and Contingencies	-	-

Stockholders’ Equity:
Common Stock, Par Value $.0001 Per Share;
Authorized 300,000,000 shares; Issued and
Outstanding 192,974,826 and 192,777,326 shares, respectively	19	19
Additional Paid-In Capital	63,244	63,074
Accumulated Deficit	(30,560)	(32,496)
Deferred Financing Costs (Note 15)	(2,410)	(2,611)
Deferred Compensation	(491)	(549)
Accumulated Other Comprehensive Income (Note 12)	(1,474)	760
Total Stockholders’ Equity	28,328	28,197
Total Liabilities and Stockholders’ Equity	$47,915	$48,879

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The Three Months Ended
	October 31,
	2008	2007
Revenues
Sales – Gold, net	$9,175	$6,526
Costs and Expenses:
Costs Applicable to Sales	3,042	2,205
Depreciation and Amortization	703	949
General and Administrative	1,364	794
Exploration	490	135
Equity Based Compensation	14	58
Total Costs and Expenses	5,613	4,141
Income (Loss) from Operations	3,562	2,385

Other Income (Expense):
Interest Income	13	20
Interest Expense	(200)	(281)
Other Income (Expense)	(208)	(19)
Loss on change in fair value of derivative	(304)	(358)
Total Other Income (Expense)	(699)	(638)

Income (Loss) before Income Taxes	2,863	1,747

Income Tax Expense	(927)	-

Net Income (Loss)	$1,936	$1,747

Income (Loss) Per Common Share
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Basic Weighted Average Common Shares Outstanding	192,843,875	170,854,825
Diluted Weighted Average Common Shares Outstanding	198,342,324	192,997,981

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for share and per share amounts)

					Accumulated
			Additional		Other	Deferred		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Financing	Deferred	Stockholders’
	Shares	Amount	capital	Deficit	Income/(Loss)	Costs	Compensation	Equity
Balance at July 31, 2008	192,777,326	$19	$63,074	$(32,496)	$760	$(2,611)	$(549)	$28,197
Amortization of deferred finance costs	-	-	-	-	-	201	-	201
Equity based compensation	-	-	67	-	-	-	58	125
Issuance of restricted common stock	197,500	-	103				-	103
Change in fair value on interest rate swaps	-	-	-	-	8	-	-	8
Unrealized loss on marketable securities	-	-	-	-	(50)	-	-	(50)
Equity adjustment from foreign currency translation	-	-	-	-	(2,192)	-	-	(2,192)
Net income for the three months ended October 31, 2008	-	-	-	1,936	-		-	1,936
Balance at October 31, 2008	192,974,826	$19	$63,244	$(30,560)	$(1,474)	$(2,410)	$(491)	$28,328

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(in thousands, except for share and per share amounts)

	For The
	Three Months Ended
	October 31,
	2008	2007
Cash Flow From Operating Activities:
Net Income (Loss)	$1,936	$1,747
Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	703	949
Accretion of Reclamation and Remediation	38	61
Loss on change in fair value of derivative, net	304	66
Equity Based Compensation	227	58
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	432	(1,019)
Decrease in Prepaid Expenses	55	6
Decrease (Increase) in Inventory	330	(1,910)
Increase in Other Current Assets	(299)	(470)
Decrease in Other Deposits	1	307
Decrease in Security Deposits	9	-
Decrease in Deferred Tax Asset	127	-
(Decrease) Increase in Accounts Payable	(48)	297
Decrease in Derivative Liability	(293)	-
Decrease in Other Liability	(14)	-
Decrease in Reclamation and Remediation	(373)	-
Decrease in Deferred Tax Liability	(455)	-
Increase in Accrued Expenses	881	323
Net Cash Provided By Operating Activities	3,561	415

Cash Flow From Investing Activities:
Purchase of Mining, Milling and Other Property and
Equipment	(2,027)	(799)
Purchase of Intangibles	-	(90)
Net Cash Used in Investing Activities	(2,027)	(889)

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The
	Three Months Ended
	October 31,
	2008	2007

Cash Flow From Financing Activities:
Advances to Affiliate	(1)	9
Repayments on Notes Payable	(1,125)	-
Proceeds From Issuance of Common Stock	-	2,076
Net Cash Provided By Financing Activities	(1,126)	2,085
Effect of Exchange Rate Changes	(2,192)	80
Increase (Decrease) In Cash and Cash Equivalents	(1,784)	1,691
Cash and Cash Equivalents - Beginning	10,992	2,225
Cash and Cash Equivalents – Ending	$9,208	$3,916

Supplemental Cash Flow Information:
Cash Paid For Interest	$213	$879
Cash Paid For Income Taxes	$672	$-
Non-Cash Financing Activities:
Change in Fair Value of Derivative Instrument	$(8)	$66

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)
(in thousands, except for per share and ounce amounts)

NOTE 1 - Basis of Presentation

Capital Gold Corporation ("Capital Gold", "the Company", "we" or "us") owns rights to property located in the State of Sonora, Mexico. The Company is engaged in the production of gold and other minerals from its properties in Mexico as well as  exploration for additional mineral properties. All of the Company's mining activities are being performed in Mexico.

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

Such options and warrants may be exercisable at varying exercise prices currently ranging from $0.33 to $0.85 per share of common stock with certain of these grants becoming exercisable immediately upon grant. Certain grants vested or are vesting for a period of five years.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant-date fair values of stock options and warrants granted during the three months ended October 31, 2008 and 2007, were $0 and $0.43, respectively. The fair values of the options and warrants granted were estimated based on the following weighted average assumptions:

	Three months ended October 31,
	2008	2007
Expected volatility	-	47.60 – 49.85%
Risk-free interest rate	-	4.31%
Expected dividend yield	-	-
Expected life	-	2.0 years

Stock option and warrant activity for employees during the year ended July 31, 2008, and three months ended October 31, 2008 is as follows (all tables in thousands, except for option, price and term data):

	Number of Options	Weighted Average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Outstanding at July 31, 2007	2,500,000	$.34	1.20	$255
Options granted	2,500,000	.63
Options exercised	(1,450,000)	.32	-	-
Options expired	-	-	-	-
Warrants and options outstanding at July 31, 2008	3,550,000	$.55	4.00	$334

Options granted	-	-	-	-
Options exercised	-	-	-	-
Options expired	-	-	-	-
Warrants and options outstanding at October 31, 2008	3,550,000	$.55	3.75	$-
Warrants and options exercisable at October 31, 2008	1,925,000	$.48	2.58	$-

Unvested stock option and warrant balances for employees at October 31, 2008 are as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value

Outstanding at August 1, 2007	150,000	$.32	0.67	$18
Options granted	2,500,000	$.63	-	-
Options vested	(900,000)	$.58	-	-
Unvested Options outstanding at July 31, 2008	1,750,000	$.63	4.49	$8

Options granted	-	-	-	-
Options vested	(125,000)	.63	-	-
Unvested Options outstanding at October 31, 2008	1,625,000	$.63	4.24	$-

Stock option and warrant activity for non-employees during the year ended July 31, 2008, and  three months ended October 31, 2008 is as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value

Warrants and options outstanding at July 31, 2007	22,535,542	$.33	1.48	$2,578
Options granted	1,715,000	.66	-	-
Options exercised	(21,555,542)	.33	-	-
Options expired	(680,000)	.30	-	-
Warrants and options outstanding at July 31, 2008	2,015,000	$.62	3.54	$54

Options granted	-	-	-	-
Options exercised	-	-	-	-
Options expired	-	-	-	-
Warrants and options outstanding at October 31, 2008	2,015,000	$.62	3.02	$-
Warrants and options exercisable at October 31, 2008	1,592,500	$.61	2.25	$-

Unvested stock options and warrant balances for non-employees at October 31, 2008 are as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value

Outstanding at August 1, 2007	-	-	-	-
Options granted	650,000	$.63	-	-
Options vested	(195,000)	$.63	-	-
Unvested Options outstanding at July 31, 2008	455,000	$.63	4.49	$3

Options granted	-	-	-	-
Options vested	(32,500)	$.63	-	-
Unvested Options outstanding at October 31, 2008	422,500	$.63	4.24	$-

The impact on the Company’s results of operations of recording equity based compensation for the three months ended October 31, 2008 and 2007, for employees and non-employees was approximately $227 and $58 and reduced earnings per share by $0.00 and $0.00 per basic and diluted share, respectively.

As of October 31, 2008, there was approximately $619 of unrecognized equity based compensation cost related to options granted to executives and employees which have not yet vested.

NOTE 3 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

	(in thousands)
	October 31, 2008	July 31, 2008
Marketable equity securities, at cost	$50	$50
Marketable equity securities, at fair value (See Notes 9 & 13)	$15	$65

NOTE 4 - Ore on Leach Pads and Inventories (“In-Process Inventory”)

	(in thousands)
	October 31, 2008	July 31, 2008
Ore on leach pads	$12,131	$12,176
Total	$12,131	$12,176

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

NOTE 5 – Other Current Assets

Other current assets consist of the following:

	(in thousands)
	October 31, 2008	July 31, 2008
Value added tax to be refunded	$789	$425
Other	-	65
Total Other Current Assets	$789	$490

NOTE 6 – Property and Equipment

Property and Equipment consist of the following:

	(in thousands)
	October 31, 2008	July 31, 2008
Process equipment and facilities	$21,289	$20,182
Asset retirement obligation	1,511	1,511
Mining equipment	974	974
Mineral properties	141	141
Construction in progress	2,190	1,277
Computer and office equipment	320	316
Improvements	16	16
Furniture	38	38
Total	26,479	24,455
Less: accumulated depreciation	(4,382)	(3,537)
Property and equipment, net	$22,097	$20,918

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

Depreciation expense for the three months ended October 31, 2008 and 2007 was approximately $847 and $615, respectively.

NOTE 7 - Intangible Assets

Intangible assets consist of the following:

	(in thousands)
	October 31, 2008	July 31, 2008
Repurchase of Net Profits Interest	$500	$500
Water Rights	134	134
Mobilization Payment to Mineral Contractor	70	70
Investment in Right of Way	18	18
Total	722	722
Accumulated Amortization	(548)	(541)
Intangible assets, net	$174	$181

Purchased intangible assets consisting of rights of way, water rights, easements and net profit interests are carried at cost less accumulated amortization.  Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the UOP method.  It is the Company’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with SFAS 144.  There was no impairment at October 31, 2008.

Amortization expense for the three months ended October 31, 2008 and 2007 was approximately $8 and $212, respectively.  The Repurchase of Net Profits Interest was fully amortized as of April 30, 2008.

NOTE 8 - Mining Concessions

Mining concessions consist of the following:

	(in thousands)
	October 31, 2008	July 31, 2008
El Chanate	$45	$45
El Charro	25	25
Total	70	70
Less: accumulated amortization	(14)	(11)
Total	$56	$59

The El Chanate concessions are carried at historical cost and are being amortized using the UOP method. They were acquired in connection with the purchase of the stock of Minera Chanate.

MSR acquired an additional mining concession – El Charro. El Charro lies within the current El Chanate property boundaries. MSR is required to pay 1.5% net smelter royalty in connection with the El Charro concession.

Amortization expense for the three months ended October 31, 2008 and 2007 was approximately $3 and $3, respectively.

NOTE 9 - Loans Receivable - Affiliate

Loans receivable - affiliate consist of expense reimbursements due from a publicly-owned corporation in which the Company has an investment.  The Company's president and chairman of the board of directors was an officer and director of that corporation until March 10, 2008.  These loans are non-interest bearing and due on demand (see Notes 3 & 13).

NOTE 10 – Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	October 31, 2008	July 31, 2008
Net profit interest	$896	$753
Net smelter return	130	189
Mining contractor	306	193
Income tax payable	1,033	777
Utilities	127	110
Interest	59	72
Salaries, wages and employee benefits	687	334
Other liabilities	315	244
	$3,553	$2,672

NOTE 11 - Reclamations and Remediation Liabilities (“Asset Retirement Obligations”)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and closure costs.  The Asset Retirement Obligation is based on when the spending for reclamation for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the Asset Retirement Obligation at each mine site.  The Company reviewed the estimated present value of the El Chanate mine reclamation and closure costs as of July 31, 2008.  This review resulted in an increase in the Asset Retirement Obligation by approximately $293.  As of October 31, 2008, approximately $1,331 was accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

The following is a reconciliation of the liability for the Company’s long-term Asset Retirement Obligation:

(in thousands)
Balance as of July 31, 2008	$1,666
Additions, changes in estimates and other (foreign currency translation adjustment)	(373)
Liabilities settled	-
Accretion expense	38
Balance as of October 31, 2008	$1,331

NOTE 12 - Other Comprehensive Income (Loss)-Supplemental Non-Cash Investing Activities

Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and unrealized gains and losses on marketable securities and derivatives is summarized as follows:

(in thousands)
Balance as of July 31, 2008	$760
Change in fair value of derivative instrument	8
Equity Adjustments from Foreign Currency Translation	(2,192)
Unrealized Gains (loss) on Marketable Securities	(50)
Balance as of October 31, 2008	$(1,474)

NOTE 13 - Related Party Transactions

In August 2002, the Company purchased marketable equity securities of a related company. The Company also recorded approximately $2 and $2 in expense reimbursements including office rent from this entity for the three months ended October 31, 2008 and 2007, respectively (see Notes 3 and 9).

The Company utilizes a Mexican Corporation 100% owned by two officers/Directors and stockholders of the Company for mining support services.  These services include but are not limited to the payment of mining salaries and related costs.  The Mexican Corporation bills the Company for these services at slightly above cost. Mining expenses charged by the Mexican Corporation and eliminated upon consolidation amounted to approximately $1,234 and $609 for the three months ended October 31, 2008 and 2007, respectively.

NOTE 14 - Stockholders' Equity

Common Stock

On August 11, 2008, the Company issued 197,500 restricted shares to employees  under our 2006 Equity Incentive Plan. The restricted shares granted vested immediately.  The fair value of the Company’s stock was $0.52 on the date of grant resulting in the Company recording approximately $103 in equity compensation expense.

During the quarter ended October 31, 2008, the Company recorded approximately $125 in equity compensation expense related to the vesting of restricted stock grants and stock options.

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

The Plan authorizes the grant of non-qualified and incentive stock options, stock appreciation rights and restricted stock awards (each, an “Award”).  A maximum of 10,000,000 shares of common stock are reserved for potential issuance pursuant to Awards under the Plan.  Unless sooner terminated, the Plan will continue in effect for a period of ten years from its effective date.

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

NOTE 15 - Debt

Long term debt consists of the following:

	(in thousands)
	October 31, 2008	July 31, 2008

Total debt	$11,375	$12,500

Less current portion	4,275	4,125

Long-term debt	$7,100	$8,375

In September 2008, the Company closed an Amended and Restated Credit Agreement (the “Credit Agreement”) involving our wholly-owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), the Company, as guarantor, and Standard Bank PLC (“Standard Bank”), as the lender. The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006 (the “Original Agreement”).  Under the Original Agreement, MSR and Oro borrowed money in an aggregate principal amount of up to US$12,500 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico.  The Company guaranteed the repayment of the Term Loan and the performance of the obligations under the Original Agreement.  As of October 31, 2008, the outstanding amount on the term note was $11,375 and accrued interest on this facility was approximately $59.

The Credit Agreement also established a new senior secured revolving credit facility that permits the Borrowers to borrow up to $5,000 during the one year period after the closing of the Credit Agreement.  Term Loan principal shall be repaid quarterly commencing on September 30, 2008 and consisting of four payments in the amount of $1,125, followed by eight payments in the amount of $900 and two final payments in the amount of $400.  There is no prepayment fee.  There was no amount outstanding on the revolving credit facility as of October 31, 2008.  Principal under the Term Loan and the Revolving Loans shall bear interest at a rate per annum equal to the LIBO Rate plus 2.5% and 2.0% per annum, respectively.

The Credit Facility contains covenants customary for a term note, including but not limited to restrictions (subject to certain exceptions) on incurring additional debt, creating liens on its property, disposing of any assets, merging with other companies and making any investments.  The Company is required to meet and maintain certain financial covenants, including (i) a ratio of current assets to current liabilities at all times greater than or equal to 1.20:1.00, (ii) a quarterly minimum tangible net worth at all times of at least U.S.$15,000, and (iii) a quarterly average minimum liquidity of U.S.$500.

In connection with the amendment of the Company’s credit arrangement proceedings in September 2008, MSR, as a condition precedent to closing, obtained a six month waiver letter from the Lender of any default or event of default as a result of not being in compliance with regulations of Mexican federal law with regard to certain filing and environmental bonding issues in connection with the operation of mining the El Chanate concessions as well as certain insurance requirements.  MSR has not yet complied with these regulations due to the absence of professionals in the area qualified to conduct studies to facilitate compliance. MSR has agreed to make a commercially reasonable effort to come into compliance with these requirements.  The Company believes it has met the insurance requirements required by the Lender and will be compliant with the other aforementioned issues by the end of this fiscal quarter.

As of October 31, 2008, except for the aforementioned waiver, The Company and its related entities were in compliance with all debt covenants and default provisions.

The Loan is secured by all of the tangible and intangible assets and property owned by MSR and Oro.  As additional collateral for the Loan, the Company, together with its subsidiary, Leadville Mining & Milling Holding Corporation, have pledged all of its ownership interest in MSR and Oro.

In March 2006, The Company entered into a gold price protection arrangement to protect it against future fluctuations in the price of gold and interest rate swap agreements in October 2006 in accordance with the terms of the credit arrangements with Standard Bank (See Note 16 for more details on these transactions).

NOTE 16 - Sales Contracts, Commodity and Financial Instruments

Gold Price Protection Agreement

In March 2006, in conjunction with the Company’s credit facility, the Company entered into two identically structured derivative contracts with Standard Bank (See Note 15).  Both derivatives consisted of a series of forward sales of gold and a purchase gold cap.  Under these contracts, the Company agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010.  The Company also agreed to purchase gold caps.  The caps allow the Company to buy gold at a price of $535 per ounce covering the same volume and horizon as the forward sales.  This combination of forward sales with purchased call options synthesizes a put position, which, in turn, serves to put a floor on the Company’s sales price.  The volume of these derivative positions represents about 74% of sales during the three months ended October 31, 2008, such that these derivative positions mitigate the Company’s gold price risk, rather than eliminate or reverse the natural exposure of the Company.

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

The following is a reconciliation of the derivative contracts regarding the Company’s Gold Price Protection agreement:

(in thousands)
Liability balance as of July 31, 2008	$725
Loss on change in fair value of derivative	304
Net cash settlements	(295)
Liability balance as of October 31, 2008	$734

Rather than modifying the original Gold Price Protection agreement with Standard Bank to satisfy these forward sale obligations, the Company has opted for a net cash settlement between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per oz.  For the three months ended October 31, 2008 and 2007, the Company has paid Standard Bank approximately $295 and $294 on the settlement of 8,442 and 8,391 ounces, respectively.  Since inception, the Company has paid Standard Bank an aggregate of approximately $1,936 on the settlement of 55,325 ounces.  These expenses were incurred concurrently with sales revenues that reflected actual sales of physical gold at market prices well above the option strike price of $535 per ounce.  The remaining ounces to settle with regard to this agreement amounted to 66,602 as of October 31, 2008.

Interest Rate Swap Agreement

On October 11, 2006, prior to our initial draw on the Credit Facility, the Company entered into interest rate swap agreement covering about 75% of the expected variable rate debt exposure.  Only 50% coverage is required under the Credit Facility.  The termination date on this swap position is December 31, 2010.  However, the Company intends to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as it deems appropriate.  In any case, the Company’s use of interest rate derivatives will be restricted to use for risk management purposes.

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

The following is a reconciliation of the derivative contract regarding the Company’s Interest Rate Swap agreement:

(in thousands)
Liability balance as of July 31, 2008	$205
Change in fair value of derivative	(8)
Interest expense (income)	46
Net cash settlements	(44)
Liability balance as of October 31, 2008	$199

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

The Effect of Derivative Instruments on the Statement of Financial Performance (in thousands):

Quarter Ended	Derivatives in Cash Flow Hedging Relationships	Effective Results Recognized in OCI	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Income	Ineffective Results Recognized in Earnings	Location of Ineffective Results
1/31/08	Interest Rate contracts	$ (201)	Interest Income (Expense)	(5)	-	N/A
4/30/08	Interest Rate contracts	$ 28	Interest Income (Expense)	(24)	-	N/A
7/31/08	Interest Rate contracts	$ 19	Interest Income (Expense)	(49)	-	N/A
10/31/08	Interest Rate contracts	$ (38)	Interest Income (Expense)	(38)	-	N/A

Quarter Ended	Derivatives Not Designated in Hedging Relationships	Location of Results	Amount of Gain (Loss)
1/31/08	Gold contracts	Other Income (Expense)	$ (345)
4/30/08	Gold contracts	Other Income (Expense)	$ (337)
7/31/08	Gold contracts	Other Income (Expense)	$ (319)
10/31/08	Gold contracts	Other Income (Expense)	$ (304)

Fair Value of Derivative Instruments in a Statement of Financial Position and the Effect of Derivative Instruments on the Statement of Financial Performance (in thousands):
Liability Derivatives
January 31, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$ 313
Derivatives designated as hedging instruments
Gold derivatives	Current Liabilities	$ 660

April 30, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$ 274
Derivatives designated as hedging instruments
Gold derivatives	Current Liabilities	$ 702

July 31, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$ 205
Derivatives designated as hedging instruments
Gold derivatives	Current Liabilities	$ 725

Liability Derivatives
October 31, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$ 199
Derivatives designated as hedging instruments
Gold derivatives	Current Liabilities	$ 734

NOTE 17 – Income Taxes

The Company’s Income tax (expense) benefit consisted of:

(in thousands)
	October 31, 2008	October 31, 2007
Current:
United States	$-	$-
Foreign	(927)	-
	(927)	-
Deferred:
United States	-	-
Foreign	-	-
	-	-
Total	$(927)	$-

The Company’s Income (loss) from operations before income tax consisted of:

	(in thousands)
	October 31, 2008	October 31, 2007

United States	$(1,524)	$(1,603)
Foreign	4,387	3,350
Total	$2,863	$1,747

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

Companies are required to prepay income taxes on a monthly basis based on the greater of the flat tax or regular income tax as calculated for each monthly period.  Annualized income projections indicate that the Company will not be liable for any excess flat tax for calendar year 2008 and, accordingly, has recorded a Mexican income tax provision as of October 31, 2008.

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

NOTE 18 – Recently Issued Accounting Pronouncements

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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective and was adopted for the Company’s fiscal year ended July 31, 2008.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations” (“FAS 141”). FSP 142-3 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP 142-3 to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 19 – Subsequent Events

On November 1, 2008, The Company entered into an Engagement Agreement with J. Scott Hazlitt, our Vice President of Mine Development.  The agreement supersedes a January 1, 2007 employment agreement between us and Mr. Hazlitt.  Pursuant to the Engagement Agreement, Mr. Hazlitt serves as our Vice President of Mine Development and receives a base annual fee of at least $155,250 and is entitled to annual bonuses.  The Engagement Agreement runs through August 31, 2009, and automatically renews thereafter for additional one year periods unless terminated by either party within 30 days of a renewal date. The Company can terminate the agreement for cause or upon 30 days notice without cause. Mr. Hazlitt can terminate the agreement upon 60 days notice without cause or, if there is a breach of the agreement by us that is not timely cured, upon 30 days notice. In the event that the Company terminates him without cause or he terminates due to our breach, he will be entitled to certain termination payments. The Company previously entered into a change of control agreement with Mr. Hazlitt similar to the agreements entered into with our other executive officers.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except for per share and ounce amounts)

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

On August 30, 2007, Independent Mining Consultants, Inc. (“IMC”) of Tucson, AZ delivered to us an updated resource block model and an updated mine plan and mine production schedule (the “2007 Report”).  According to the 2007 Report, our proven and probable reserve tonnage increased by approximately 98% from 19.9 million to 39.5 million metric tonnes with a gold grade of 0.66 grams per tonne (43.5 million US short tons at 0.019 ounces per ton).  The open pit stripping ratio is 0.6:1 (0.6 tonnes of waste to one tonne of ore).  The updated pit design for the revised plan in the 2007 Report is based on a plant recovery of gold that varies by rock types, but is expected to average 66.8%. A gold price of US$550 (three year average as of July 31, 2007 as determined by IMC) per ounce was used to re-estimate the reserves compared with a gold price of $450 per ounce used in the previous estimate.

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

Through October 31, 2008, approximately 5,000,000 tonnes of ore has been placed on the leach pad.  During the three months ended October 31, 2008, approximately 1,029,000 tonnes of ore was placed on the leach pad amounting to approximately 18,600 recoverable ounces placed.  Gold production for the three months ended October 31, 2008, totaled 11,888 ounces .

Gold production at El Chanate is currently at a level of approximately 5,000 ounces per month inclusive of gold equivalents. We have implemented steps necessary to effectively increase production rates to approximately 70,000 ounces per year in 2009.  As of October 31, 2008, we have expended approximately $4,000,000 on the leach pad expansion and ADR plant improvements.  The ADR plant improvements were completed as of the date of this filing.  Management has been and anticipates that it will continue to fund these expansion costs with its cash on hand as well as through revenues from gold sales.

In September 2008, we initiated a 10 hole deep core drilling campaign at our El Chanate mine consisting of 2,500 meters which targeted the southern extremity of the main pit.  Once this data has been compiled and analyzed, it will be combined with results from a previous drilling campaign initiated in December 2007 which consisted of 26 reverse circulation holes amounting to 4,912 meters.  These drill holes were mainly positioned to test the outer limits of the currently known ore zones within the main pit.  All data will be combined with the intention of increasing proven and probable reserves.

We recently leased 12 mining concessions totaling 1,790 hectares located northwest of Saric, Sonora. In addition, we own a claim for approximately 2,200 additional hectares adjacent to this property. These concessions and this claim are about a 60 mile drive northeast of the El Chanate project. Mineralization is evident throughout and is hosted by shear zones and quartz veins in granite intrusive. A short drill program, along with geochemical work, remains underway.

We continue to actively investigate other exploration projects in northern Mexico.

Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim financial statements and related notes included elsewhere in this report.

Three months ended October 31, 2008 compared to Three months ended October 31, 2007

Net income for the three months ended October 31, 2008 and 2007was approximately $1,936 and $1,747, respectively, representing an increase of approximately 11% over the prior period.  Net income before income taxes was $2,863 and $1,747 for the three months ended October 31, 2008 and 2007, respectively, which represented an increase of 64%.  There was no income tax expense in the prior period due to a net operating loss carryforward within our wholly-owned subsidiary, MSR, that offset any tax due.  This loss carry-forward was fully utilized as of December 31, 2007.   Net income per common share was $0.01 for the three months ended October 31, 2008 and 2007, on both a basic and diluted basis, respectively.

Revenues & Costs Applicable to Sales

Gold sales in the current period totaled approximately $9,175 as compared to $6,526 in the prior period representing an increase of approximately $2,649 or 41%.  We sold 11,413 ounces at an average realizable price per ounce of approximately $805 in the current period.  We sold 9,194 ounces at an average realizable price per ounce of $710 during the same period last year.

Costs applicable to sales were approximately $3,042 and $2,205, respectively, for the three months ended October 31, 2008 and 2007, an increase of approximately $837 or 38%, which increased in proportion with our increase in revenues.  Our cash cost and total cost per ounce sold, excluding Royal Gold’s 10% net profit interest (formerly owned by AngloGold) was $255 and $295, respectively, for the three months ended October 31, 2008.  If we factor in this net profit interest cost for the same period, our cash cost and total cost per ounce sold would be $270 and $310, respectively.  As of October 31, 2008, we had approximately $896 accrued towards this net profit interest.  We anticipate incurring the remaining portion of the net profit interest within this calendar year.

Revenues from by-product sales (silver) are credited to Costs applicable to sales as a by-product credit.  Silver sales totaled 25,334 ounces at an average price of $11.29 per ounce amounting to approximately $286 during the three months ended October 31, 2008.   There were no silver sales during the same period last year.

Depreciation and Amortization

Depreciation and amortization expense during the three months ended October 31, 2008 and 2007 was approximately $703 and $949, respectively.  The primary reason for the decrease of approximately $246 was due to amortization charges recorded in the prior period related to the repurchase of the 5% net profit interest acquired in 2006 for $500.  This was fully amortized during the quarterly period ended April 30, 2008.  Depreciation and amortization also includes deferred financing costs resulting from the credit arrangements entered into with Standard Bank Plc.  This accounted for approximately $239 and $272 of depreciation and amortization expense during the three months ended October 31, 2008 and 2007, respectively.

General and Administration Expense

General and administrative expenses during the three months ended October 31, 2008 were approximately $1,364, an increase of approximately $570 or 72% from the three months ended October 31, 2007. The increase in general and administrative expenses resulted primarily from: 1) higher salaries and wages due to the hiring of additional finance and administrative personnel, 2) the effect of compensation increases to executives enacted in the prior year to levels more commensurate with industry rates, 3) higher stock compensation expense resulting from the vesting of certain stock options and restricted stock grants issued to officers, directors and employees in the prior year, and 4) higher legal fees related to the amending of our credit arrangements.  The above mentioned increases in compensation, as well as the stock option and restricted stock awards were granted based upon recommendations from an independent report on executive compensation in the prior year.  This independent report, requested by our Compensation Committee, was obtained in order to assist us in attracting and retaining individuals of experience and ability, to provide incentive to our employees and directors, to encourage employee and director proprietary interests in our company, and to encourage employees to remain in our employ.

Exploration Expense

Exploration expense during the three months ended October 31, 2008 and 2007 was approximately $490 and $135, respectively, or an increase of $355.  Exploration expense for the current period included costs incurred from a 10 hole deep core drilling campaign at our El Chanate mine totaling 2,500 meters which targeted the southern extremity of the main pit.  This data is currently being compiled and analyzed.  Once complete, it will be combined with results from a previous drilling campaign initiated in December 2007 which consisted of 26 reverse circulation holes amounting to 4,912 meters.  These drill holes were mainly positioned to test the outer limits of the currently known ore zones within the main pit.  All data will be combined with the intention of increasing proven and probable reserves.  Exploration costs also included on-going exploration and geochemical work being conducted on our leased concessions located northwest of Saric, Sonora.

Equity Based Compensation

Equity based compensation during the three months ended October 31, 2008 was approximately $14 as compared to $58 in costs for the same period a year earlier.  These costs primarily represent the equity compensation expense from the issuance and vesting of stock options and restricted stock grants for professional services provided by non-employees during the current and prior period.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the three months ended October 31, 2008 and 2007, was approximately $304 and $358, respectively, and was reflected as an other expense. This was primarily due to the change in fair value of our two identically structured derivative contracts with Standard Bank which correlates to fluctuations in the gold price.  These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

Interest expense was approximately $200 for the three months ended October 31, 2008 compared to approximately $281 for the same period a year earlier.  This decrease was mainly due to lower interest charges incurred during the current period related to our credit arrangements with Standard Bank.  As of October 31, 2008, there was $11,375 outstanding on our term note.

Changes in Foreign Exchange Rates

During the three months ended October 31, 2008, we recorded equity adjustments from foreign currency translations of approximately $2,192.  These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the U.S. dollar and are included as a component of other comprehensive income.

Summary of Quarterly Results
(000’s except per share Data)

	For the three	For the three
	Months ended	Months ended
	October 31, 2008	October 31, 2007

Revenues	9,175	6,526
Net Income (loss)	1,936	1,747
Basic net income (loss) per share	0.01	0.01
Diluted net income (loss) per share	0.01	0.01
Gold ounces sold	11,413	9,194
Average price received	$805	$710
Cash cost per ounce sold	$270	$239
Total cost per ounce sold	$310	$311

Liquidity and Capital Resources

Operating activities

Cash provided by operating activities during the three months ended October 31, 2008 was $3,561 as compared to Cash provided by operating activities of $415 during the three months ended October 31, 2007.   The 2007 results were negatively impacted by an increase in gold sales receivable and additions to in-process inventory.

Investing Activities

Cash used in investing activities during the three months ended October 31, 2008, amounted to approximately $2,027, primarily from the acquisition of mobile equipment, conveyors and ADR plant equipment, mainly the carbon regeneration kiln.  Cash used in investing activities for the same period a year ago was approximately $889 which represented mainly conveyors and original ADR plant equipment for the El Chanate mine.

Financing Activities

Cash used in financing activities during the three months ended October 31, 2008 amounted to approximately $1,126, primarily from the repayment of the note payable in the amount of $1,125.  Cash provided by financing activities for the same period a year ago was approximately $2,085 which mostly was comprised of proceeds received of approximately $2,076 from the issuance of common stock upon the exercising of 6,070,500 warrants.

Term loan and Revolving Credit Facility

In September 2008, we closed an Amended And Restated Credit Agreement (the “Credit Agreement”) involving our wholly-owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), us, as guarantor, and Standard Bank PLC (“Standard Bank”), as the lender.  The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006 (the “Original Agreement”).  Under the Original Agreement, MSR and Oro borrowed money in an aggregate principal amount of up to $12,500(the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico.  We guaranteed the repayment of the Term Loan and the performance of the obligations under the Original Agreement.  As of October 31, 2008, the outstanding amount on the term note was $11,375 and accrued interest on this facility was approximately $59.

The Credit Agreement also established a new senior secured revolving credit facility that permits the Borrowers to borrow up to $5,000 during the one year period after the closing of the Credit Agreement. The Borrowers may request a borrowing of the Revolving Commitment from time to time, provided that the Borrowers are not entitled to request a borrowing more than once in any calendar month (each borrowing a “Revolving Loan”). Repayment of the Revolving Loans will be secured and guaranteed in the same manner as the Term Loan. Term Loan principal shall be repaid quarterly commencing on September 30, 2008 and consisting of four payments in the amount of $1,125, followed by eight payments in the amount of $900 and two final payments in the amount of $400. There is no prepayment fee.  There was no amount outstanding on the revolving credit facility as of October 31, 2008.  Principal under the Term Loan and the Revolving Loans shall bear interest at a rate per annum equal to the LIBO Rate, as defined in the Credit Agreement, for the applicable Interest Period plus the Applicable Margin. An Interest Period can be one, two, three or six months, at the option of the Borrowers. The Applicable Margin for the Term Loan and the Revolving Loans is 2.5% per annum and 2.0% per annum, respectively.  The Borrowers are required to pay a commitment fee in respect of the Revolving Commitment at the rate of 1.5% per annum on the average daily unused portion of the Revolving Commitment.  Pursuant to the terms of the Original Credit Agreement, Standard Bank exercised significant control over the operating accounts of MSR located in Mexico and in the United States. Standard Bank’s control over the accounts has been lifted significantly under the terms of the Credit Agreement, giving the Borrowers authority to exercise primary day-to-day control over the accounts.  However, the accounts remain subject to an account pledge agreement between MSR and Standard Bank.

The Loan is secured by all of the tangible and intangible assets and property owned by MSR and Oro.  As additional collateral for the Loan, the Company, together with its subsidiary, Leadville Mining & Milling Holding Corporation, pledged all of its ownership interest in MSR and Oro.

Debt Covenants

Our Credit Facility with Standard Bank requires us, among other obligations, to meet certain financial covenants including (i) a ratio of current assets to current liabilities at all times greater than or equal to 1.20:1.00, (ii) a quarterly minimum tangible net worth at all times of at least $15,000, and (iii) a quarterly average minimum liquidity of $500. In addition, the Credit Facility restricts, among other things, our ability to incur additional debt, create liens on our property, dispose of any assets, merge with other companies, enter into hedge agreements, organize or invest in subsidiaries or make any investments above a certain dollar limit.  A failure to comply with the restrictions contained in the Credit Facility could lead to an event of default thereunder which could result in an acceleration of such indebtedness.

In connection with the amending of our credit agreements in September 2008, MSR, as a condition precedent to closing, obtained a six month waiver letter from the Lender of any default or event of default as a result of not being in compliance with regulations of Mexican federal law with regard to certain filing and environmental bonding issues in connection with the operation of mining the El Chanate concessions as well as certain insurance requirements.  MSR has not yet complied with these regulations due to the absence of professionals in the area qualified to conduct studies to facilitate compliance. MSR believes that the Mexican government is aware of these barriers to compliance and that it has not enforced the Requirements against MSR or other mining companies in Sonora. MSR has agreed to make a commercially reasonable effort to come into compliance with these requirements.  See also “Environmental and Permitting Issues” section below.  We believe we have met the insurance requirements required by the Lender and will be compliant with the other aforementioned issues by the end of this fiscal quarter.

As of October 31, 2008, except for the aforementioned waiver, we and our related entities were in compliance with all debt covenants and default provisions.

Environmental and Permitting Issues

Management does not expect that environmental issues will have an adverse material effect on our liquidity or earnings.  In Mexico, although we must continue to comply with laws, rules and regulations concerning mining, environmental, health, zoning and historical preservation issues, we are not aware of any significant environmental concerns or existing reclamation requirements at the El Chanate concessions.  We have received the required Mexican government permits and extensions for construction, mining and processing the El Chanate ores.  Once we revise our new mine plan based on the 2007 Report, we will work to extend the permits for mining and processing for the new life of mine.  See also “Debt Covenants” above.

We received the renewable explosive permit from the government that expires on December 31, 2008 and is renewable annually.

We do include in all our internal revenue and cost projections a certain amount for environmental and reclamation costs on an ongoing basis.  No assurance can be given that environmental regulations will not be changed in a manner that would adversely affect our planned operations.  We estimated the reclamation costs for the El Chanate site to be approximately $2,900.  Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and closure costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site.  We reviewed the estimated present value of the El Chanate mine reclamation and closure costs as of July 31, 2008.  This review resulted in an increase in the Asset Retirement Obligation by approximately $293.  As of October 31, 2008, approximately $1,331 was accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

We own properties in Leadville, Colorado for which we have previously recorded an impairment loss.  Part of the Leadville Mining District has been declared a federal Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Superfund Amendments and Reauthorization Act of 1986.  Several mining companies and one individual were declared defendants in a possible lawsuit.  We were not named a defendant or Principal Responsible Party.  We did respond in full detail to a lengthy questionnaire prepared by the Environmental Protection Agency ("EPA") regarding our proposed procedures and past activities in November 1990.  To our knowledge, the EPA has initiated no further comments or questions.  The Division of Reclamation, Mining and Safety of the State of Colorado (the “Division”) conducted its most recent inspection of our Leadville Mining properties in August 2007.  The Division concluded that based upon 2007 equipment prices and labor costs, an additional $46 was necessary to be bonded with the Division to reclaim the site to achieve the approved post-mining land use.  The total amount of the bond sufficient to perform reclamation as of October 31, 2008, was approximately $82.  We have met this bonding requirement.  During our fiscal year ended July 31, 2008, we sold two of the Leadville Mining claims and the mill for gross proceeds of $100 which was recorded within other income and expense.

To date, we have not been adversely affected by the recent volatility in the global credit and foreign exchange markets.  To a minor degree we have benefited from the devaluation of the Mexican peso compared to the U.S. dollar.  We will continue to assess the evolution of our business and the impact of the global credit crisis.

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

New Accounting Pronouncements

See Note 18 to the Condensed Consolidated Financial Statements contained in Item 1. Financial Statements above.

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

Intangible Assets

Purchased intangible assets consisting of rights of way, easements and net profit interests are carried at cost less accumulated amortization.  Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the units of production method.  It is our policy to assess periodically the carrying amount of our purchased intangible assets to determine if there has been an impairment to their carrying value.  Impairments of other intangible assets are determined in accordance with SFAS 144. There was no impairment at October 31, 2008.

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

Income Taxes

We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") effective January 1, 2007.  The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (“SFAS 109”).  The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption.  The adoption of this standard did not have a material impact on the financial condition or the results of our operations.

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

Companies are required to prepay income taxes on a monthly basis based on the greater of the flat tax or regular income tax as calculated for each monthly period.  Annualized income projections indicate that we will not be liable for any excess flat tax for calendar year 2008 and, accordingly, has recorded a Mexican income tax provision as of October 31, 2008.

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

On October 11, 2006, prior to our initial draw on the Credit Facility, we entered into interest rate swap agreements in accordance with the terms of the Credit Facility, which requires that we hedge at least 50 percent of our outstanding debt under this facility.  The agreements entered into cover $9,375 or 75% of the outstanding debt.  Both swaps covered this same notional amount of $9,375, but over different time horizons.  The first covered the six months that commenced on October 11, 2006 and terminated on March 31, 2007 and the second covers the period from March 30, 2007 through December 31, 2010.  We intend to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as we deem appropriate.  However, any use of interest rate derivatives will be restricted to use for risk management purposes.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. (in thousands, except for per share and ounce amounts)

Metal Price

Changes in the market price of gold significantly affect our profitability and cash flow.  Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the relative strength of the U.S. dollar and global mine production levels.

Foreign Currency

Changes in the foreign currency exchange rates in relation to the U.S. dollar may affect our profitability and cash flow.  Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions.  Most of our assets and operations are solely in Mexico; and therefore, we are more susceptible to fluctuations in the Mexican peso / U.S. dollar exchange.  Our Mexico operations sell their metal production based on a U.S. dollar gold price as is the general, world-wide convention.  Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins to the extent costs are paid in local currency at foreign operations.  Foreign currency exchange rates in relation to the U.S. dollar have not had a material impact on our determination of proven and probable reserves.  However, if a sustained weakening of the U.S. dollar in relation to the Mexican peso that impact our cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, profitability, cash flows and the amount of proven and probable reserves in the applicable foreign country could be reduced.  The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate.  We believe, however, that this exchange rate variability has not had a material impact on our financial statements.

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

The total contractual ounces to settle and cash payments remaining on the gold price protection agreement are as follows (000’s):

Fiscal year ending:	Ounces Remaining	Amount

2009	25,196	$882
2010	33,176	$1,161
2011	8,230	$288
Total	66,602	$2,331

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

Market Risk Disclosures
October 31, 2008
(in thousands)

Instruments entered into for hedging purposes -

Type of Derivative	Notional Size	Fixed Price or Strike Price	Underlying Price	Termination or Expiration	Fair Value

Interest Rate Swaps	$ 6,375(1)	5.30%	3 Mo. USD LIBOR	12/31/2010	$ (198)
Gold Forward Sales (2)	8,369 oz./qtr. (3)	$500/oz.	Price of gold	9/30/2010	$ (14,861)
Gold Call Options (2)	8,369 oz./qtr. (3)	$535/oz.	Price of gold	9/30/2010	$ 14,127

(1) The value shown reflects the notional as of October 31, 2008. Over the term of the swap, the notional amortizes, dropping to approximately $656.
(2) These contracts are used for hedging purposes, but hedge accounting is not applied.
(3) The value shown reflects the current notional, but these contracts amortize down to 8,230 ounces per quarter by the contract termination.

As of October 31, 2008, the dollar value of a basis point for this interest rate swap was slightly more than $700, suggesting that a one-basis point rise (fall) of the yield curve would likely foster an increase (decrease) in the interest rate swaps value by slightly more than $700.  Because hedge accounting is applied, the contract serves to lock in a fixed rate of interest for the portion of the variable rate debt equal to the swap's notional size.  The swap covers only 75% of our variable rate exposure.

The combined gold forward sales and long call options serve to synthesize a put option that protects us from the market exposure to gold prices below $535 per ounce on the volume of sales consistent with the notional size of these contracts.  These contracts covered approximately 74% of production during the three months ended October 31, 2008.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

The risks described below should not be considered to be comprehensive and all-inclusive.  Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations.  If any events occur that give rise to the following risks, our business, financial condition, cash flow or results of operations could be materially and adversely affected, and as a result, the trading price of our Common Stock could be materially and adversely impacted.  These risk factors should be read in conjunction with other information set forth in this report.

Risks related to our business and operations

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

Our Credit Facility with Standard Bank requires us, among other obligations, to meet certain financial covenants including (i) a ratio of current assets to current liabilities at all times greater than or equal to 1.20:1.00, (ii) a quarterly minimum tangible net worth at all times of at least U.S.$15,000, and (iii) a quarterly average minimum liquidity of U.S.$500. In addition, the Credit Facility restricts, among other things, our ability to incur additional debt, create liens on our property, dispose of any assets, merge with other companies, enter into hedge agreements, organize or invest in subsidiaries or make any investments above a certain dollar limit.  A failure to comply with the restrictions contained in the Credit Facility could lead to an event of default thereunder which could result in an acceleration of such indebtedness. In this regard, in connection with the recent refinance of the Credit Facility, it was discovered that we were not in compliance with certain regulations of Mexican federal law with regard to certain filing and environmental bonding issues in connection with the operation of mining the El Chanate concessions as well as certain insurance requirements.  We obtained a waiver from Standard Bank with regard to these matters (Please see “Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Debt Covenants” in Part I, Item 2 above).

Our mining contractor is using reconditioned equipment which could adversely affect our cost assumptions and our ability to economically and successfully mine the project.

Sinergia, our mining contractor, is using equipment that is not new.  Such equipment is subject to the risk of more frequent breakdowns and need for repair than new equipment.  If the equipment that we or Sinergia uses breaks down and needs to be repaired or replaced, we may incur additional costs and operations may be delayed resulting in lower amounts of gold recovered.  In such event, our capital and operating cost assumptions may be inaccurate and our ability to economically and successfully mine the project may be hampered, resulting in decreased revenues and, possibly, a loss from operations.

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

Our only current operating properties are the El Chanate concessions.  Accordingly, we are dependent upon the success of the El Chanate concessions.

Gold prices can fluctuate on a material and frequent basis due to numerous factors beyond our control.  Our ability to generate profits from operations could be materially and adversely affected by such fluctuating prices.

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold.  Gold prices fluctuate on a daily basis.  During the twelve months ended October 31, 2008, the spot price for gold on the London Exchange has fluctuated between $712.50 and $1,011.30 per ounce.  Gold prices are affected by numerous factors beyond our control, including:

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

To date, rather than modifying the original Gold Price Protection agreement with Standard Bank to satisfy these forward sale obligations, we have opted for a net cash settlement between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per ounce.  As of November 30, 2008, we have paid Standard Bank an aggregate of approximately $1,936 on the settlement of 55,325 ounces.  The remaining ounces to settle with regard to this agreement amounted to 66,602 as of November 30, 2008.  We believe we will be able to deliver the quantity of gold required by our forward sales on a going forward basis; however, we may continue to opt to net cash settle these forward sale obligations if it remains the most cost effective option for us.  If we are unable for any reason to produce the quantity of gold required by our forward sales and generate sufficient cash flow to settle these forward sales in gold or cash, it could have a material adverse effect on our financial condition and cash flows.

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

Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful. Few properties that are explored are ultimately developed into commercially producing mines.  As noted above, our long-term profitability will be, in part, directly related to the cost and success of exploration programs.  Any gold exploration program entails risks relating to:

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

We issued 197,500 shares of restricted common stock to our employees during the current quarter.

All of the foregoing securities were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At a Special Meeting of Stockholders held on October 31, 2008, our stockholders approved: (a) a possible reverse stock split of our outstanding shares of Common Stock, $.0001 par value in an amount which our Board of Directors deems appropriate to result in a sustained per share market price above $2.00 per share (a requirement for listing on the American Stock Exchange, now known as the NYSE Alternext US), to be at a ratio of not less than one-for-four and not more than one-for-six; (b) a possible reduction in the number of shares of our Common Stock authorized for issuance and an increase in the par value thereof in proportion to the reverse stock split; and (c) the filing of an Amendment to our Certificate of Incorporation effectuating the foregoing at such time as Board of Directors determines.

For: 129,980,425	Against: 6,063,222	Abstain: 129,607

The total shares voted at the meeting was 136,173,254 out of 192,777,324 eligible to vote.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Engagement Agreement with J. Scott Hazlitt.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CAPITAL GOLD CORPORATION
Registrant

By:	/s/ Gifford A. Dieterle
Gifford A. Dieterle President/Treasurer

Date:  December 10, 2008