Form 10-K/A
period 2008-07-31
CAPITAL GOLD CORP
filed 2009-02-13
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Amendment No. 1)
FORM 10-K/A
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
 Yes ☐  No ☒

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
☐ Large accelerated filer             ☒ Accelerated filer
☐ Non-accelerated filer               ☐ Smaller Reporting Company

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
DOCUMENTS INCORPORATED BY REFERENCE:  None.

Explanatory Note

Capital Gold Corporation is filing this Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the year ended July 31, 2008, originally filed on October 29, 2008, to respond to a comment letter issued by the staff of the Securities and Exchange Commission, or the SEC, in connection with its review of our periodic disclosures.  The following sections of this Form 10-K/A have been amended:

Cover page	Filing status	We have changed our filing status from “smaller reporting company” to “accelerated filer.”
Part I, Item 1	Business	We have added a general description of our business and added disclosure regarding ounces of gold sold during the fiscal year ended July 31, 2008 and average monthly production.
Part I, Item 2	Property	We have added additional disclosure regarding our El Chanate property, the equipment used to mine gold, and a summary of cumulative activity with proven and probable mineral reserves.
Part II, Item 7	Management’s Discussion and Analysis of Financial Conditions and Results of Operations
We have added a summary of results of operations in tabular form, consolidated our equity based compensation expense with general and administrative expense, and enhanced our disclosure regarding debt covenants, ore on leach pads and inventory and revenue recognition.

Part II, Item 8	Financial Statements and Supplementary Financial Data
We have included an audited statement of changes in shareholders’ equity for the year ended July 31. 2006 and expanded the disclosure in the footnotes to the audited financial statements to cover each of the three years ended July 31, 2008, 2007 and 2006.  We have also expanded our footnote disclosure regarding accounts receivable, marketable securities, ore on leach pads and inventory, long term debt, revenue recognition, equity based compensation, related party transactions, stockholders’ equity, employee and consulting agreements, sales contracts and financial instruments.  In addition, we made certain reclassifications that management determined were not material.

Part II, Item 9A	Controls and Procedures
We revised the text regarding our evaluation of disclosure controls and procedures.  Management of the Company has requested the Company’s independent registered public accounting firm to prepare an attestation report regarding internal controls over financial reporting.  When such report is available, the Company will further amend its Form 10-K for the fiscal year ended July 31, 2008.

Part III, Item 11	Executive Compensation
We have expanded our Compensation Discussion and Analysis to include additional disclosure regarding our compensation consultant, the role of the chief executive officer and other executive officers in making compensation decisions, the factors considered to determine executive bonuses, equity awards granted in fiscal 2008 to officers and directors and executive employment agreements.  We also combined the Summary Compensation Table into one table and added required footnote disclosures.

Part III, Item 13	Certain Relationships and Related Transactions and Director Independence	We have enhanced our disclosure to name all of the parties to the related party transactions.

For the convenience of the reader, this amendment includes, in its entirety, those items in our original filing not being amended and restated. This amendment continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Accordingly, this amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the original filing of our Form 10-K for the fiscal year ended July 31, 2008.

New certifications of our principal executive officer and principal financial officer are included as exhibits to this amendment.

CAPITAL GOLD CORPORATION
Form 10-K/ A
July 31, 2008

Table of Contents		Page
Glossary		(iii)
	Part I

Item 1.	Business.	1
Item 1A.	Risk Factors.	2
Item 1B.	Unresolved Staff Comments.	9
Item 2.	Property.	9
Item 3.	Legal Proceedings.	18
Item 4.	Submission of Matters to a Vote of
	Security Holders.	18

	Part II

Item 5.	Market for Registrant’s Common Equity, Related
	Stockholder Matters and Issuer
	Purchases of Equity Securities.	18
Item 6.	Selected Financial Data.	22
Item 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations.	23
Item 7A.	Quantitative and Qualitative Disclosure
	About Market Risk	39
Item 8.	Financial Statements and Supplementary Data.	41
Item 9.	Changes in and Disagreement with Accountants
	on Accounting and Financial Disclosure.	41
Item 9A	Controls and Procedures.	41
Item 9B	Other Information.	42

	Part III

Item 10.	Directors, Executive Officers and Corporate Governance.	43
Item 11.	Executive Compensation.	48
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management and Related
	Stockholder Matters.	59
Item 13.	Certain Relationships and Related Transactions
	and Director Independence.	62
Item 14.	Principal Accountant Fees and Services.	64

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

v

PART I

Item 1.  Business

Capital Gold Corporation is engaged in the mining, exploration and development of gold properties in Mexico.  Our primary focus is on the operation and development of the El Chanate project, and we also conduct gold exploration in other locations in Sonora, Mexico.

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

We sold 39,102 ounces of gold during the fiscal year ended July 31, 2008.  Gold production at El Chanate is currently at a level of approximately 4,700 ounces of gold per month. We also produce a limited amount of silver by-product.

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

El Chanate is an open pit heap leach mining and processing operation.  Ore is hauled by truck from the pits to the processing plant.  The recovery of gold from certain gold oxide ores is achieved through the heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution, which dissolves the gold contained in the ore. The resulting “pregnant” solution is further processed in a plant where the gold is recovered. The equipment and facility infrastructure that is utilized at the El Chanate mine consists of both new and refurbished items.  Management continuously analyzes production results and considers improvements and modernizations as deemed necessary.

Equipment and facilities include: plant, a fleet of haul trucks, loaders and mining support equipment.  In addition, there are numerous ancillary support facilities including warehouses, maintenance shops, roadways, administrative offices and power and water supply systems.  The equipment and facility infrastructure that is utilized at the El Chanate mine consists of both new and refurbished items.  Management continuously analyzes production results and considers improvements and modernizations as deemed necessary.

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

The following production summary estimate has been extracted from the 2007 Report.  Please note that the reserves as stated are an estimate of what can be economically and legally recovered from the mine and, as such, incorporate losses for dilution and mining recovery.   The 832,280 ounces of contained gold represents ounces of gold contained in ore in the ground, and therefore does not reflect losses in the recovery process.  Total gold produced is estimated to be 555,960 ounces, or approximately 66.8% of the contained gold. The gold recovery rate is expected to average approximately 66.8% for the entire ore body.  Individual portions of the ore body may experience varying recovery rates ranging from about 73% to 48%.  Oxidized and sandstone ore types may have recoveries of about 73%; fault zone ore type recoveries may be about 64%; siltstone ore types recoveries may be about 48% and latite intrusive ore type recoveries may be about 50%.

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

El Chanate Project

Production Summary

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

Cutoff Grade Calculation	Internal Cutoff Grade	Break Even Cutoff Grade
Basic Parameters
Gold Price	US$550/oz	US$550/oz
Shipping and Refining	US$ 4.14/oz	US$ 4.14/oz
Gold Recovery	66.8%	66.8%
Royalty	4% of NSR	4% of NSR

Operating Costs per Tonne of Ore	$ per Tonne of Ore	$ per Tonne of Ore
Mining *	0.070	1.360
Processing/Leach Pad	1.980	1.980
G&A	0.800	0.800
Total	2.850	4.140

Internal Cutoff Grade	Grams per Tonne	Grams per Tonne
Head Grade Cutoff (66.8% recov.)	0.25	0.37
Recovered Gold Grade Cutoff	0.17	0.25

* The calculation of an internal cutoff grade does not include the basic mining costs (which are considered to be sunk costs for material within the designed pit).  The $0.07 per tonne cost included is the incremental (added) cost of hauling ore over hauling waste, and which is included in the calculation.

We commenced production at the El Chanate property on July 31, 2007.  In the fiscal year ended July 31, 2008, we sold 39,102 ounces of gold.  Gold production at El Chanate is currently at a level of approximately 4,700 ounces of gold per month. We have implemented steps necessary to effectively increase production rates to approximately 70,000 ounces per year in 2009.  As of August 31, 2008, we have expended approximately $3,500,000 on the leach pad expansion and ADR plant improvement.  Management has been and anticipates that it will continue to fund these expansion costs with its cash on hand as well as through revenues from gold sales.

The following table represents a summary of cumulative activity in connection with our proven and probable mineral reserves:

Proven and probable mineral reserve (Ktonnes of ore)	July 31, 2008	July 31, 2007	July 31, 2006
Ore	-	-	-
Beginning balance (Ktonnes)	38,785	19,868	19,868
Additions	-	19,593	-
Reductions	(3,499)	(676)	-
Ending Balance	35,286	38,785	19,868

Contained gold
Beginning balance (thousand of ounces)	814	490	490
Additions	-	342	-
Reductions	(95)	(18)	-
Ending Balance	719	814	490

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

Our Common Stock trades on the Toronto Stock Exchange under the symbol "CGC."  The high and low closing prices for our Common stock for the periods indicated below are as follows:

Period Ending	High and Low
	US$/CDN$	US$/CDN$
Quarter ended July 31, 2008	0.70/0.71	0.61/0.60
Quarter ended April 30, 2008	0.83/0.83	0.62/0.62
Quarter ended January 31, 2008	0.77/0.76	0.58/0.57
Quarter ended October 31, 2007	0.60/0.61	0.39/0.40

Quarter ended July 31, 2007	0.50/0.54	0.35/0.37
Quarter ended April 30, 2007	0.52/0.60	0.36/0.42
Quarter ended January 31, 2007	0.42/0.49	0.27/0.31
Quarter ended October 31, 2006	0.36/0.40	0.28/0.32

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

Our financial position was as follows:

	For the year	For the year
	ended	ended
	July 31, 2008	July 31, 2007

Total debt	$12,500	$12,500
Total stockholders’ equity	$28,197	$11,986
Cash and cash equivalents	$10,992	$2,225
Working capital	$15,825	$6,343

During our fiscal year ended July 31, 2008 our debt and liquidity positions were affected by the following:

•	Net cash provided from continuing operations of $6,318;

•	Capital expenditures of $5,507;

•	Proceeds from the issuance of common stock upon the exercising of warrants of $7,474;

Looking Forward

Certain key factors will affect our future financial and operating results. These include, but are not limited to, the following (000’s except for ounces and cash cost data):

•	Fluctuations in gold prices;

•	We expect minimum fiscal 2009 gold sales of approximately 55,000 ounces;

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

General and Administration Expense

General and administrative expenses during the year ended July 31, 2008 were approximately $5,586, an increase of approximately $2,693 or 93% from the year ended July 31, 2007.  The increase in general and administrative expenses resulted primarily from: 1) higher salaries and wages for officers and employees including the hiring of a controller and the awarding of cash bonuses of approximately $1,708,  2) the granting of stock options and restricted stock to our officers and employees under our 2006 Equity Incentive Plan amounting to approximately $467,  3) higher investor relations fees and travel fees of approximately $221,  4) higher accounting and consulting fees of approximately $419 versus the same period a year earlier, primarily due to the awarding of a cash bonus to one of our officers as well as higher consulting fees related to compliance with internal control over financial reporting, and 5) an increase in insurance costs of approximately $116 versus the same period a year earlier as we were not yet in full production in the prior period.  The above mentioned increases in compensation, cash bonus awards as well as the stock option and restricted stock awards were granted based upon recommendations from an independent report on executive compensation.  This independent report, requested by our Compensation Committee, was obtained in order to assist us in attracting and retaining individuals of experience and ability, to provide incentive to our employees and directors, to encourage employee and director proprietary interests in our company, and to encourage employees to remain in our employ.

Exploration Expense

Exploration expense during the years ended July 31, 2008 and 2007 was approximately $938 and $1,816, respectively, or a decrease of $878 or 48%.  The primary reason for the decrease in exploration expense was the result of higher engineering and planning costs related to our El Chanate Project being expensed in the prior period as well as the costs incurred from our 72-hole reverse circulation drilling campaign to identify additional proven and probable gold reserves at the El Chanate Project which was completed in May 2007.  The current period includes: 1) costs from our completed 26 hole reverse circulation drilling program in December 2007 amounting to 4,912 meters at El Chanate.  The drill holes were mainly positioned to test the outer limits of the currently known ore zones, and 2) cost associated with our recently leased 12 mining concessions totaling 1,790 hectares located northwest of Saric, Sonora. We initiated a short drill program as well as some geochemical work related to these claims during the current period.  Also, a claim has been filed for approximately 2,200 additional hectares adjacent to this property. These concessions and this claim are about a sixty mile drive northeast of the El Chanate project.  Mineralization is evident throughout and is hosted by shear zones and veins in granite intrusive.

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

Summary of Annual Results
(000’s except per share Data and ounces sold)

	For the year	For the year	For the year
	ended	Ended	Ended
	July 31, 2008	July 31, 2007	July 31, 2006
Revenues	33,104	-	-
Net Income (loss)	6,364	(7,472)	(4,805)
Basic net income (loss) per share	0.04	(0.05)	(0.04)
Diluted net income (loss) per share	0.03	-	-
Gold ounces sold	39,102	-	-
Average price received	$847	-	-
Cash cost per ounce sold(1)	$276	-	-
Total cost per ounce sold(1)	$335	-	-
(1)	Excluding the net profit interest, cash and total cost per ounce sold were $257 and $316, respectively.

Summary of Results of Operations

	For the year ended	For the year ended	For the year ended
	July 31, 2008	July 31, 2007(1)	July 31, 2006
Tonnes of ore mined	3,498,612	545,089	-
Tonnes of waste removed	2,627,318	209,567	-
Ratio of waste to ore	0.75	0.38	-
Tonnes of ore processed	3,529,699	631,530	-
Grade (grams/tonne)	0.85	0.88	-
Gold (ounces)
- Produced(2)	39,242	578	-
- Sold	39,102	-	-
(1) Commercial production at El Chanate commenced on July 31, 2007 and the operation was still in its ramp up and production results are not comparable.
(2) Gold produced each year does not necessarily correspond to gold sold during the year, as there is a time delay in the actual sale of the gold.

Fiscal year ended July 31, 2007 compared to fiscal year ended July 31, 2006

Net Loss

Our net loss for the fiscal year ended July 31, 2007 was approximately $7,472, an increase of approximately $2,667 or 56% from the fiscal year ended July 31, 2006. As discussed below, the primary reasons for the increase in loss during the fiscal year ended July 31, 2007 were: 1) an increase in general and administrative expenses of approximately $668; 2) an increase in depreciation and amortization expense of approximately $852; 3) an increase in exploration expenditures of approximately $808; 4) an increase in losses of approximately $644 due to the change in fair value of our derivative instruments; and 5) an increase in interest expense of approximately $792.  These increases in loss were slightly offset by a decrease in mine expenses of approximately $933 due to higher planning and engineering costs being expensed in the prior fiscal year.  Net loss per share was $.05 and $.04 for the fiscal year ended July 31, 2007 and 2006, respectively.

Revenues

We generated no revenues from mining operations during the fiscal year ended July 31, 2007 and 2006. There were de minimis non-operating revenues during the fiscal year ended July 31, 2007 and 2006 of approximately $146 and $184, respectively. These non-operating revenues primarily represent interest income.

General and Administration Expense

General and administrative expenses during the fiscal year ended July 31, 2007 were $2,893, an increase of approximately $668 or 30% from the fiscal year ended July 31, 2006. The increase in general and administrative expenses resulted primarily from higher salaries and wages, higher professional and consulting fees as well as an increase in insurance costs versus the same period a year earlier.

Exploration Expense

Exploration expense during the fiscal year ended July 31, 2007 and 2006 was approximately $1,816 and $1,941, respectively.  These expenses can be attributed to our 72-hole drilling campaign to determine additional proven and probable gold reserves at the El Chanate Project in 2007, as well as engineering and planning costs related to this project over both periods presented.

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

As of July 31, 2008, except for the aforementioned waiver, we and our related entities were in compliance with all debt covenants and default provisions.  For the purposes of meeting these financial covenants, the accounts of Caborca Industrial are not required to be included in the calculation of these covenants.

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

Noncontrolling Interests

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.” Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

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

Ore on Leach Pads and Inventories (“In-Process Inventory”)

Costs that are incurred in or benefit the productive process are accumulated as ore on leach pads and inventories.  Ore on leach pads and inventories are carried at the lower of average cost or market.  The current portion of ore on leach pads and inventories is determined based on the amounts to be processed within the next 12 months. The major classifications are as follows:

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

The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tonnes added to the leach pads), the grade of ore placed on the leach pads (based on fire assay data) and a recovery percentage (based on ore type and column testwork). It is estimated that our leach pad at El Chanate will recover all ounces placed within a one year period from date of placement.

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

Revenue Recognition

Revenue is recognized from the sale of gold dore when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered to the refinery, the title and risk of loss has been transferred to the refiner and collection of the sales price is reasonably assured from the customer.  Sales are calculated based upon assay of the dore’s precious metal content and its weight.  The Company receives 95% of the precious metal content contained within the dore from the refinery based upon the preliminary assay of the Company.  The Company forwards an irrevocable transfer letter to the refinery to authorize the transfer of the precious metal content to the customer.  The sale is recorded by the Company upon the refinery pledging the precious metal content to the customer.  Revenues from by-product sales, which consists of silver, will be credited to Costs applicable to sales as a by-product credit.  By-product sales amounted to $707, $0 and $0 for the fiscal years ended July 31, 2008, 2007 and 2006, respectively.

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

On October 11, 2006, prior to our initial draw on the Credit Facility, we entered into interest rate swap agreements in accordance with the terms of the Credit Facility, which requires that we hedge at least 50 percent of our outstanding debt under this facility.  The agreements entered into cover $9,375 or 75% of the outstanding debt. Both swaps covered this same notional amount of $9,375 , but over different time horizons.  The first covered the six months that commenced on  October 11, 2006 and terminated on March 31, 2007 and the second covers the period from March 30, 2007 through December 31, 2010. We intend to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as we deem appropriate.  However, any use of interest rate derivatives will be restricted to use for risk management purposes.

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

Item 9A.   Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed not only to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods but also ensure that information required to be disclosed is accumulated and communicated to the Chief Executive Officer and our Chief Financial Officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. They have concluded that, as of that date, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f), under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and affected by our Board of Directors, management and other personnel, and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on its financial statements.

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

This Amendment No. 1 to Annual Report on Form 10-K/A does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management has requested that its registered public accounting firm provide such report and, as soon as the attestation report is available, the Company will file an amendment to its Form 10-K for the year ended July 31, 2008 to include such report.

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

J. SCOTT HAZLITT, Vice President – Mine Development, has been in the mining business since 1974. Since 2001, he has focused on development of our El Chanate concessions.  Currently, he is involved in mine expansion plans and corporate development.  He has worked primarily in reserves, feasibility, development and mine operations.  Mr. Hazlitt was a  field geologist for ARCO Syncrude Division at their CB oil Shale project in 1974 and 1975.  He was a contract geologist for Pioneer Uravan and others from 1975 to 1977.  He was a mine geologist for Cotter Corporation in 1978 and 1979, and was a mine geologist for ASARCO from 1979 to 1984.  He served as Vice President of Exploration for Mallon Minerals from 1984 to 1988.  From 1988 to 1992, Mr. Hazlitt was a project geologist and Mine Superintendent for the Lincoln development project.  From 1992 to 1995, he was self-employed as a consulting mining geologist in California and Nevada.   He was Mine Operations Chief Geologist for Getchell Gold from 1995 to 1999.  His work experience has included precious metals, base metals, uranium, and oil shale.  Mr. Hazlitt served as mine manager at our Hopemore Mine in Leadville, Colorado starting in November 1999.  His highest educational degree is Master of Science from Colorado State University.  He is a registered geologist in the state of California.

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

The Compensation Committee engaged Mosteller & Associates, Inc. (“Mosteller”), an independent executive compensation consulting firm, to provide advice and assistance in the area of executive and director compensation.  Mosteller conducted a review of the total compensation of the Company’s executive officers and prepared reports for the review of the Compensation Committee that were subsequently used in determining the appropriate levels of compensation for each executive officer.  Specifically, in accordance with the scope directed by the Compensation Committee, Mosteller reviewed the compensation packages paid to the Company’s executives in 2006 and 2007, selected peer sources against which to compare the data and analyzed comparable compensation packages using appropriate regression analyses.

To evaluate the Company’s compensation packages, Mosteller identified four sources of comparison:  (1) mining companies with revenues less than $10 million and less than 100 employees that are headquartered in the northeastern United States; (2) mining and natural resources divisions of utility companies with revenues less than $50 million and less than 100 employees that are headquartered in the States; (3) energy companies with revenues less than $50 million that are headquartered in the United States; and (4) a custom peer group of mining companies that included Golden Star Resources, LTD, Miramar, Northgate, Royal Gold, Inc., Coeur d’Alene Mines Corp., and Meridian Gold.  The Company believes that the companies in this custom peer group provide a good basis of comparison because, similar to the Company, they are operational, are producing product and have sizable assets and revenue streams.

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

The Chief Executive Officer attends the Compensation Committee meetings as management’s representative.  No other executives participate in the compensation process or attend the Compensation Committee meetings.  The CEO evaluates and provides performance assessments and compensation recommendations for each of the executive officers other than himself to the Compensation Committee.  The Compensation Committee considers these recommendations in its deliberations to set executive compensation.  The Compensation Committee reviews the compensation package of the CEO and determines the compensation package of the CEO in an executive session that the CEO does not attend.  The CEO does not engage in discussions with the Compensation Committee or the Compensation Committee’s independent compensation consulting firm regarding his compensation package.

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

The Company did not establish corporate or individual performance targets prior to, or at the beginning of, fiscal year 2008.  At the conclusion of fiscal 2008, the Compensation Committee reviewed the performance of the Company and each executive during fiscal 2008.  The Compensation Committee noted several achievements, including, but not limited to, the increase in ore mined, the increase in ounces produced, the increase in the proceeds from sales of gold and silver, the increase in gold reserves, and the completion of certain capital and plant upgrades.

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

On December 20, 2007, at the recommendation of the Compensation Committee, the Company’s executive officers, directors and employees were granted 1,095,000 restricted shares under our 2006 Equity Incentive Plan (the “Plan”) as bonus compensation.  The restricted shares were granted as follows:  Gifford Dieterle – 250,000, John Brownlie – 250,000, Jeffrey Pritchard – 250,000, Christopher Chipman – 250,000, Scott Hazlitt – 75,000 and two employees received an aggregate of 20,000 restricted shares.  The fair market value of the restricted stock on the date of grant was $0.63.  The restricted shares granted vest equally over three years from the date of grant.

Also on December 20, 2007, at the recommendation of the Compensation Committee, the Company’s executive officers and employees were granted 3,150,000 stock options under our Plan as bonus compensation.  The stock options were granted as follows:  Gifford Dieterle - 500,000 options, John Brownlie – 500,000 options, Christopher Chipman – 500,000 options, Jeffrey Pritchard – 500,000 options, Scott Hazlitt – 350,000 options, Ian Shaw – 150,000 options, John Postle – 150,000 options, Mark Nesbitt – 150,000 options, Roger Newell – 100,000 options, Robert Roningen – 100,000 stock options, and other non-executive employees – 150,000.  The stock options have a term of seven years and vest over five years as follows: 20% vested upon issuance and the balance vest 20% annually thereafter.  The exercise price of the stock options is $0.63 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars).

The stock options and restricted stock awarded on December 20, 2007 were granted as a method to provide incentive compensation to the Company’s executive officers, directors and employees.  The Compensation Committee believes that the recipients are motivated by the potential appreciation of the stock price over time and will remain committed to the Company while the grants vest.

On July 17, 2008, at the recommendation of the Compensation Committee, the Company’s executive officers and directors were granted 515,000 restricted shares under our Plan as bonus compensation for the fiscal year ended July 31, 2008.  The restricted shares were awarded as follows:  Gifford Dieterle – 100,000, John Brownlie – 100,000, Jeffrey Pritchard – 100,000, Christopher Chipman – 100,000, Scott Hazlitt – 50,000, Ian Shaw – 15,000, John Postle – 15,000, Mark T. Nesbitt – 15,000, Roger Newell -10,000 and Robert Roningen – 10,000.  The Compensation Committee determined that because this grant constituted compensation for services rendered, the restricted shares granted vested immediately.  The fair value of the Company’s stock was $0.70 on the date of grant.  These restricted shares were awarded as part of the Company’s bonus award and were designed to reward the recipients for services rendered.

In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall end on the earlier of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.

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

In conjunction with the employment agreements, our Board of Directors deeming it essential to the best interests of its stockholders to foster the continuous engagement of key management personnel and recognizing that, as is the case with many publicly held corporations, a change of control might occur and that such possibility, and the uncertainty and questions which it might raise among management, might result in the departure or distraction of management personnel to the detriment of the company and its stockholders, determined to reinforce and encourage the continued attention and dedication of members of our management to their engagement without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control of the company, it entered into identical agreements regarding change in control with the executives.  Each of the agreements continue through December 31, 2011 and automatically renews for successive one-year periods unless either party provides the other party with written notice of its intent not to renew at least thirty (30) days prior to the expiration of the then current term.  Notwithstanding the foregoing, if a change in control occurs during the term of the agreements, the term of the agreements will continue through the second anniversary of the date on which the change in control occurred.  Each of the agreements entitles the executive to change of control benefits, as defined in the agreements and summarized below, upon his termination of employment with us during a potential change in control, as defined in the agreements, or after a change in control, as defined in the agreements, when his termination is caused (1) by us for any reason other than permanent disability or cause, as defined in the agreement (2) by the executive for good reason as defined in the agreements or, (3) by the executive for any reason during the 30 day period commencing on the first date which is six months after the date of the change in control.  Each executive would receive a lump sum cash payment of three times his base salary and three times his bonus award for the prior year, as well as outplacement benefits.  Each agreement also provides that the executive is entitled to a payment to make him whole for any federal excise tax imposed on change of control or severance payments received by him.

A “Change of Control” is deemed to occur on the earlier of (1) the date any person is or becomes the beneficial owner of securities representing 30% or more of the voting power of the Company’s then outstanding securities; (2) the date on which the following individuals cease for any reason to constitute a majority of the number of directors then serving: (i)individuals who, as of the date of the Change of Control Agreement, constitute the Board and (ii) any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company’s stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date of the Change of Control Agreement or whose appointment, election or nomination for election was previously so approved or recommended; (3) the consummation of a merger or consolidation of the Company or any direct or indirect subsidiary with another entity, other than a transaction where the individuals serving on the board of directors constitute at least a majority of the combined entity and the outstanding securities continue to represent at least 50% of the combined voting power of the combined entity or a transaction to effect a recapitalization of the Company where no person is or becomes the holder of securities representing 30% or more of the combined voting power; (4) the approval by the stockholders of the Company or a plan of complete liquidation or dissolution of the Company; or (5) the sale or disposition or all or substantially all of the Company’s assets, other than a sale or disposition to an entity of which 50% the combined voting power is held by the Company’s stockholders.

However, a Change in Control will not be deemed to occur if the record holders of the Company’s stock continue to have substantially the same proportionate ownership of the Company following such transaction or series of transactions.

A “Potential Change of Control” occurs when (1) the Company enters into an agreement, the consummation of which would result in a Change in Control; (2) a person publicly announces an intention to take or to consider taking actions, the consummation of which would result in a Change in Control, which announcement has not been rescinded; (3) a person becomes the beneficial owner of securities representing 20% or more of outstanding shares of common stock of the Company or the combined voting power of the Company’s then outstanding securities; or (4) the Board adopts a resolution that a Potential Change of Control exists, which resolution has not been modified.

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

On July 17, 2008, at the recommendation of the Compensation Committee, the Company’s non-executive directors were granted 65,000 restricted shares under our Plan as bonus compensation for the fiscal year ended July 31, 2008.  The Compensation Committee determined that this grant constituted compensation for services rendered, the restricted shares granted vested immediately.  Each independent, non-executive director, Ian Shaw, John Postle and Mark T. Nesbitt, received 15,000 restricted shares and each non-executive director, Roger Newell and Robert Roningen, received 10,000 restricted shares. The fair value of the Company’s stock was $0.70 on the date of grant.

On December 20 2007, at the recommendation of the Compensation Committee, the Company’s non-executive directors were granted 650,000 stock options under our Plan as bonus compensation. Each independent, non-executive director, Ian Shaw, John Postle and Mark T. Nesbitt, received 150,000 stock options and each non-executive director, Roger Newell and Robert Roningen, received 100,000 stock options. The stock options have a term of seven years and vest as follows: 20% vested upon issuance and the balance vest 20% annually thereafter. The exercise price of the stock options is $0.63 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars).  These stock option grants were issued as incentive based compensation.  In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall end on the earlier of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.

The stock options awarded on December 20, 2007 were granted as a method to provide incentive compensation to the Company’s non-executive directors.  The Compensation Committee believes that the recipients are motivated by the potential appreciation of the stock price over time and will remain committed to the Company while the grants vest.

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

Summary Compensation Table

The following tables set forth the total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(3) of Regulation S-K  as of our fiscal years ended July 31, 2008 and 2007, respectively (000’s):

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (2)	Option Awards (1)	Non-Equity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)
Gifford A. Dieterle, Director, Chairman, Treasurer and CEO	2008	$244	$325	$102	$60	$-	$-	$-	$731
	2007	$180	$-	$-	$-	$-	$-	$-	$180
John Brownlie, Director and COO	2008	$275	$318	$102	$112	$-	$-	$-	$807
	2007	$150	$-	$225	$34	$-	$-	$-	$409
Jeffrey Pritchard, Executive Vice President	2008	$189	$284	$102	$60	$-	$-	$-	$635
	2007	$120	$-	$-	$-	$-	$-	$-	$120

(1)
Amounts shown reflect amounts of option awards recognized for financial statement reporting purposes in accordance with Statement of Financial Accounting Standard No. 123R, using the Black-Scholes option-pricing model and include amounts from stock option awards granted in fiscal 2008. Refer to Note 16 to the Company’s Consolidated Financial Statements for a discussion of assumptions made in the valuation of option awards.  During fiscal 2008, option awards were comprised of: 1) 500,000 stock options issued each to Gifford A. Dieterle, John Brownlie and Jeffrey Pritchard at an exercise price of $0.63,  2) 150,000 stock options issued to John Brownlie at an exercise price of $0.34 that vested during the period..  During fiscal 2007, option awards were comprised of 250,000 stock options issued to John Brownlie at an exercise price of $0.36.

(2)
Amounts shown represent the amount of restricted stock award recognized for financial statement reporting purposes in accordance with Statement of Financial Accounting Standard No. 123R and include amounts from restricted stock awards granted in fiscal 2008. Refer to Note 16 to the Company’s Consolidated Financial Statements for a discussion of assumptions made in the valuation of restricted stock awards.  During fiscal 2008, restricted stock awards were comprised of: 1) 250,000 shares of restricted stock issued each to Gifford A. Dieterle, John Brownlie and Jeffrey Pritchard at the fair value of the Company’s stock on the date of grant of $0.63, 2) 100,000 shares of restricted stock issued each to Gifford A. Dieterle, John Brownlie and Jeffrey Pritchard at the fair value of the Company’s stock on the date of grant of $0.70.  During fiscal 2007, restricted stock awards were comprised of 500,000 shares of restricted stock issued to John Brownlie at the fair value of the Company’s stock on the date of grant of $0.45.

Outstanding Equity Awards At Fiscal Year-End (000’s except share data)

The following tables provide information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(a)(3) of Regulation S-K as of our fiscal year ended July 31, 2008:

2008 Table

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Gifford A. Dieterle, Director, Chairman, Treasurer and CEO	150,000	350,000	350,000	$0.63	12/20/14

John Brownlie, Director and COO	150,000	350,000	350,000	$0.63	12/20/14

Jeffrey Pritchard, Executive Vice President	150,000	350,000	350,000	$0.63	12/20/14

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Gifford A. Dieterle, Director, Chairman, Treasurer and CEO	250,000	$83	151,142	$103
John Brownlie, Director and COO	200,000	$72	151,142	$103
Jeffrey Pritchard, Executive Vice President	250,000	$88	151,142	$103

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

COMPENSATION COMMITTEE
Ian Shaw, Committee Chairman
John Postle
Mark T. Nesbitt

The foregoing Compensation Committee report shall not be deemed incorporated by reference into any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts, except to the extent we specifically incorporate this report by reference into such filings.

Director Compensation

The following tables sets forth the compensation paid to our directors for the fiscal year ended July 31, 2008 (000’s).

2008 Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ian A. Shaw, Director	$24	$11	$3	$-	$-	$-	$38
John Postle, Director	$24	$11	$3	$-	$-	$-	$38
Mark T. Nesbitt, Director	$24	$11	$3	$-	$-	$-	$38
Roger Newell, Direcotr	$12	$7	$2	$-	$-	$-	$21
Robert Roningen, Director	$12	$7	$2	$-	$-	$24	$45
(1)
Amounts shown reflect amounts of option awards recognized for financial statement reporting purposes in accordance with Statement of Financial Accounting Standard No. 123R, using the Black-Scholes option-pricing model and include amounts from stock option awards granted in fiscal 2008. Refer to Note 16 to the Company’s Consolidated Financial Statements for a discussion of assumptions made in the valuation of option awards.  During fiscal 2008, option awards were comprised of: 1) 150,000 stock options issued each to Ian Shaw, John Postle and Mark T. Nesbitt at an exercise price of $0.63,  2) 100,000 stock options issued to Roger Newell and Robert Roningen at an exercise price of $0.63.

(2)
Amounts shown represent the amount of restricted stock award recognized for financial statement reporting purposes in accordance with Statement of Financial Accounting Standard No. 123R and include amounts for awards granted in fiscal 2008. Refer to Note 16 to the Company’s Consolidated Financial Statements for a discussion of assumptions made in the valuation of restricted stock awards.  During fiscal 2008, restricted stock awards were comprised of: 1) 15,000 shares of restricted stock issued each to Ian Shaw, John Postle and Mark T. Nesbitt at the fair value of the Company’s stock on the date of grant of $0.70, 2) 10,000 shares of restricted stock issued each to  Roger Newell and Robert Roningen  at the fair value of the Company’s stock on the date of grant of $0.70.

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
Gold Fund
99 Park Avenue
New York, NY 10016
and
Van Eck Long/Short Gold
Portfolio Ltd.
Ogier Fiduciary Services
PO box 1234
Queensgate House
South Church Street
Georgetown
Grand Cayman, Cayman Islands

All Officers and	14,270,998	(2)(3)(4)	7.2%
Directors as a
Group (10 persons)

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

Item 13.      Certain Relationships and Related Transactions, and Director Independence (dollars in thousands).

In August 2002, we purchased marketable equity securities of a related company. We recorded approximately $6, $9 and $10 in expense reimbursements including office rent from this entity for the years ended July 31, 2008, 2007 and 2006, respectively.

We utilize Caborca Industrial, a Mexican corporation that is 100% owned by Gifford A. Dieterle, our Chief Executive Officer, and Jeffrey W. Pritchard, our Executive Vice President, for mining support services. These services include but are not limited to the payment of mining salaries and related costs. Caborca Industrial bills us for these services at slightly above cost. Mining expenses charged by Caborca Industrial and eliminated upon consolidation amounted to approximately $3,775, $702 and $122 for the years ended July 31, 2008, 2007 and 2006, respectively.

During the years ended July 31, 2008, 2007 and 2006, we paid Jack Everett, a former officer and director, consulting fees of $100, $0 and $69, respectively.  In addition, this individual earned wages of $120 and $50 during the year ended July 31, 2007 and 2006, respectively.  Also, during the years ended July 31, 2008, 2007 and 2006, we paid Robert Roningen, a director legal and consulting fees of $35, $24 and $8, respectively.

In January 2006, we  extended the following stock options through January 3, 2007, all of which are exercisable at $0.05 per share: Gifford A. Dieterle, Chief Executive Officer and Director – 1,250,000 shares; Robert Roningen, Director – 500,000 shares; Jeffrey W. Pritchard, V.P. Investor Relations and Director – 327,727 shares; Roger Newell, V.P. Development and Director – 500,000 shares; and Scott Hazlitt, V.P. Mine Development – 25,000 shares.   There was not a material increase in the intrinsic value of these options at the date of modification as compared to the intrinsic value of the original issuance of these stock options on the applicable measurement date.  All of these options were exercised prior to their extended expiration.

On February 7, 2007, Robert Roningen resigned as our  Secretary and, on February 9, 2007, John Brownlie, our Vice President of Operations, was appointed Chief Operating Officer and Jeffrey W. Pritchard, our Vice President of Investor Relations, was appointed Secretary.

The Company’s V.P. Development and Director, Roger Newell, has, since 1995, been a senior consultant in the Minerals Advisory Group, LLC, Tucson Arizona, an entity that provided $3,000 of services to the Company for the year ended July 31, 2006.

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

Item 14. Principal Accountant Fees And Services.

All audit and professional services provided by Wolinetz, Lafazan & Company, P.C. (“WL”), Certified Public Accountants, will be approved in advance by the Audit Committee to assure such services do not impair the auditor's independence from us. The total aggregate fees billed by WL were $125,  $140 and $62 for the fiscal years ended July 31, 2008, 2007 and 2006, respectively.  The following table shows the detailed fees billed to us by WL for professional services rendered during these fiscal years.

	Amount ($000’s)
Description of Fees	2008	2007	2006
Audit Fees	$115	$130	$55
Audit-Related Fees	-	-	-
Tax Fees	10	10	7
All Other Fees	-	-	-

Total	$125	$140	$62

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

(b) Exhibits

3.1	Certificate of Incorporation of Company.(20)
3.2	Amendments to Certificate of Incorporation of Company.(17)(21)
3.3	Certificate of Merger (Delaware) (which amends our Certificate of Incorporation)(20)
3.4	Amended and Restated By-Laws of Company(22)

4.1	Specimen certificate representing our Common Stock.(8)
4.2	Form of Warrant for Common Stock of the Company issued in February 2005 private placement.(7)
4.3	Form of Warrant for Common Stock of the Company issued to Standard Bank in 2005.(9)
4.4	Form of Warrant for Common Stock of the Company issued in February and March 2006 private placement.(13)
4.5	Form of Warrant for Common Stock of the Company issued in the January 2007 private placement.(16)
4.6	Form of Placement Agent Warrant for Common Stock of the Company issued in the January 2007 private placement.(16)
4.7	Form of Warrant for Common Stock of the Company issued to Standard Bank in 2008.(25)

10.1	Mining Claims (1)
10.2	Stock Purchase Option Agreement from AngloGold (2)
10.3	Letter of Intent with International Northair Mines Ltd. (2)
10.4	March 30, 2002 Minera Chanate Stock Purchase and Sale and Security Agreement (Sale by us and Holding of all of the stock of Minera Chanate) (In Spanish).(3)
10.5	English summary of March 30, 2002 Minera Chanate Stock Purchase and Sale and Security Agreement.(3)
10.6	Agreement between Santa Rita and Grupo Minero FG.(4)
10.7	Amendment to Agreement between Santa Rita and Grupo Minero FG.(5)
10.8	Termination Agreement between Santa Rita and Grupo Minero FG.(6)
10.9	English summary of El Charro agreement. (10)
10.10	Plan and agreement of merger (reincorporation). (11)
10.11	Contract between MSR and Sinergia Obras Civiles y Mineras, S.A. de C.V.(12)

10.12	Amendment to Contract between MSR and Sinergia Obras Civiles y Mineras, S.A. de C.V. (18)
10.13	Chipman Second Amended Engagement Agreement.(25)
10.14	Employment Agreement with John Brownlie. (15)(23)
10.15	June 1, 2006 EPCM agreement between MSR and a Mexican subsidiary of M3 Engineering & Technology Corporation (15)
10.16	Credit Agreement dated August 15, 2006 among MSR and Oro, as the borrowers, the Company, as the guarantor, and Standard Bank PLC, as the lender and the offshore account holder. (14)
10.17	Employment Agreement with Gifford A. Dieterle. (18)
10.18	Employment Agreement with Jeffrey W. Pritchard. (18)
10.19	Employment Agreement with J. Scott Hazlitt.(25)
10.20	2006 Equity Incentive Plan. (19)
10.21	Amendment to Employment Agreement with Gifford A. Dieterle. (24)
10.22	Amendment to Employment Agreement with Jeffrey W. Pritchard. (24)
10.23	Amendment to Employment Agreement with John Brownlie. (24)
10.24	Amendment to Employment Agreement with J. Scott Hazlitt. (24)
10.25	Amendment to Employment Agreement with Gifford A. Dieterle.(25)
10.26	Amendment to Employment Agreement with Jeffrey W. Pritchard.(25)
10.27	Amendment to Employment Agreement with John Brownlie.(25)
10.28	Amendment to Employment Agreement with J. Scott Hazlitt.(25)
10.29	Amendment to Engagement Agreement with Christopher Chipman.(25)
10.30	Engagement Agreement with John Brownlie.(25)
10.31	Amended And Restated Credit Agreement with Standard Bank.(25)
10.32	Service Agreement between Caborca Industrial S.A. de C.V. and Minera Santa Rita, S. De R.L. De C.V., dated March 23, 2005.

21	Subsidiaries of the Registrant. (8)

23.1	Consent of Wolinetz, Lafazan & Company, P.C., independent registered public accountants.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

(1)	Previously filed as an exhibit to the Company's Registration Statement on Form S-18 (SEC File No. 2-86160-NY) filed on or about November 10, 1983, and incorporated herein by this reference.

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

(25)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K for  the fiscal year ended July 31, 2008 filed with the Commission on or about October 23, 2008, and incorporated herein by this reference.

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

CAPITAL GOLD CORPORATION

Dated: February 13, 2009	By:	/s/ Gifford A. Dieterle, President
Gifford A. Dieterle, President

SUPPLEMENTAL INFORMATION

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

NOT APPLICABLE.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Capital Gold Corporation
New York, New York

We have audited the accompanying consolidated balance sheet of Capital Gold Corporation and Subsidiaries (“the Company”) as of July 31, 2008 and July 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
October 28, 2008 (Except for Note 26, as to which the date is February 6, 2009)

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

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except for share and per share amounts)

	For The Year Ended
	July 31,
	2008	2007	2006
Revenues
Sales – Gold, net	$33,104	$-	$-
Costs and Expenses:
Costs Applicable to Sales	10,690	-	-
Depreciation and Amortization	3,438	891	39
General and Administrative	5,586	2,893	2,225
Exploration	938	1,816	1,941
Total Costs and Expenses	20,652	5,600	4,205
Income (Loss) from Operations	12,452	(5,600)	(4,205)

Other Income (Expense):
Interest Income	77	146	184
Interest Expense	(1,207)	(792)	-
Other Income (Expense)	(95)	-	(202)
Loss on change in fair value of derivative	(1,356)	(1,226)	(582)
Total Other Income (Expense)	(2,581)	(1,872)	(600)

Income (Loss) before Income Taxes	9,871	(7,472)	(4,805)

Income Tax Expense (Note 22)	(3,507)	-	-

Net Income (Loss)	$6,364	$(7,472)	$(4,805)

Income (Loss) Per Common Share
Basic	$0.04	$(0.05)	$(0.04)
Diluted	$0.03	$-	$-

Basic Weighted Average Common Shares Outstanding	175,039,996	149,811,266	112,204,471
Diluted Weighted Average Common Shares Outstanding	195,469,129	-	-

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Deferred		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Financing	Deferred	Stockholders’
	Shares	Amount	capital	Deficit	Income/(Loss)	Costs	Compensation	Equity
Balance at July 31, 2005	95,969,216	96	31,852	(26,583)	157	(253)	-	5,269
Change in par value to $0.0001	-	(86)	86	-	-	-	-	-
Deferred financing costs	1,000,000	-	270	-	-	(270)	-	-
Issuance of common stock upon warrant and option exercises, net	4,825,913	-	742		-		-	742
Issuance of common stock upon warrant and option exercises, net	8,600,000	1	2,373	-	-		-	2,374
Private placement, net	21,240,000	2	4,997	-	-		-	4,999
Options and warrants issued for services			414	-			(52)	362
Net loss for the year ended July 31, 2006	-	-	-	(4,805)	-	-	-	(4,805)
Unrealized loss on marketable securities	-	-	-		(60)		-	(60)
Equity adjustment from foreign currency translation				-	49		-	49
Total comprehensive loss	-	-	-	-	-	-	-	(4,816)

Balance - July 31, 2006	131,635,129	13	40,734	(31,388)	146	(523)	(52)	8,930

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED
(in thousands, except for share and per share amounts)

					Accumulated
			Additional		Other	Deferred		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Financing	Deferred	Stockholders’
	Shares	Amount	capital	Deficit	Income/(Loss)	Costs	Compensation	Equity
Balance at July 31, 2006	131,635,129	13	40,734	(31,388)	146	(523)	(52)	8,930
Deferred financing costs	1,150,000	-	351	-	-	(351)	-	-
Deferred financing costs	-	-	3,314	-	-	(3,314)	-	-
Amortization of deferred finance costs	-	-	-	-	-	750	-	750
Options and warrants issued for services	-	-	216	-	-	-	-	216
Private placement, net	12,561,667	2	3,484					3,486
Common stock issued for services provided	622,443	-	276	-	-	-	-	276
Common stock issued upon the exercising of options and warrants	22,203,909	2	5,641					5,643
Net loss for the year ended July 31, 2007	-	-	-	(7,472)	-	-	-	(7,472)
Change in fair value on interest rate swaps	-	-	-	-	(47)	-	-	(47)
Equity adjustment from foreign currency translation	-	-	-	-	205	-	-	205
Total comprehensive loss	-	-	-	-	-	-	-	(7,314)

Balance at July 31, 2007	168,173,148	$17	$54,016	$(38,860)	$304	$(3,438)	$(52)	$11,987

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY – CONTINUED
(in thousands, except for share and per share amounts)

					Accumulated
			Additional		Other	Deferred		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Financing	Deferred	Stockholders’
	Shares	Amount	capital	Deficit	Income/(Loss)	Costs	Compensation	Equity
Balance at July 31, 2007	168,173,148	$17	$54,016	$(38,860)	$304	$(3,438)	$(52)	$11,987
Amortization of deferred finance costs	-	-	-	-	-	930	-	930
Equity based compensation	-	-	433	-	-	-	194	627
Common stock issued upon the exercising of options and warrants	22,994,178	2	7,471					7,473
Issuance of restricted common stock	1,610,000	-	1,051				(691)	360
Deferred finance costs	-	-	103	-	-	(103)	-	-
Net income for the year ended July 31, 2008	-	-	-	6,364	-	-	-	6,364
Change in fair value on interest rate swaps	-	-	-	-	(141)	-	-	(141)
Unrealized loss on marketable securities	-	-	-	-	(25)	-	-	(25)
Equity adjustment from foreign currency translation	-	-	-	-	622	-	-	622
Total comprehensive income	-	-	-	-	-	-	-	6,820

Balance at July 31, 2008	192,777,236	$19	$63,074	$(32,496)	$760	$(2,611)	$(549)	$28,197

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, except for share and per share amounts)

	For The
	Year Ended
	July 31,
	2008	2007	2006
Cash Flow From Operating Activities:
Net Income (Loss)	$6,364	$(7,472)	$(4,805)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	3,388	891	39
Accretion of Reclamation and Remediation	124	31	-
Loss on sale of property and equipment	-	-	201
Loss on change in fair value of derivative	1,356	1,226	582
Equity Based Compensation	987	492	362
Changes in Operating Assets and Liabilities:
Increase in Accounts Receivable	(1,477)	-	-
Increase in Prepaid Expenses	(146)	(32)	(21)
Increase in Inventory	(8,913)	(2,458)	-
Increase (Decrease) in Other Current Assets	1,185	2,975	(5,243)
Decrease (Increase) in Other Deposits	870	(629)	(170)
Decrease (Increase) in Other Assets	-	(50)	1
Increase in Mining Reclamation Bond	(46)	-	-
Increase in Deferred Tax Asset	(573)	-	-
Increase in Accounts Payable	171	358	167
Decrease in Derivative Liability	(1,166)	(460)	-
Increase in Reclamation and Remediation	-	1,218	-
Increase in Other Liability	62		-
Increase in Deferred Tax Liability	2,063		-
Increase in Accrued Expenses	2,069	247	166

Net Cash Provided By (Used in) Operating Activities	6,318	(3,663)	(8,721)

Cash Flow From Investing Activities:
Decrease (Increase) in Other Investments	28	(4)	-
Purchase of Mining, Milling and Other Property and Equipment	(5,417)	(17,851)	(811)
Purchase of Intangibles	(90)	(570)	-
Proceeds on Sale of Mining, Milling and Other Property and Equipment	-	-	192

Net Cash Used in Investing Activities	(5,479)	(18,425)	(619)

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

Pursuant to the terms of the agreement, on December 15, 2001, the Company made a $50 payment to AngloGold. AngloGold is entitled to receive the remainder of the purchase price by way of an ongoing percentage of net smelter returns of between 2% and 4% plus 10% net profits interest (until the total net profits interest payment received by AngloGold equals $1,000). AngloGold's right to a payment of a percentage of net smelter returns and the net profits interest will terminate at such point as they aggregate $18,018. In accordance with the agreement, the foregoing payments are not to be construed as royalty payments. Should the Mexican government or other jurisdiction determine that such payments are royalties, the Company could be subject to and would be responsible for any withholding taxes assessed on such payments.

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

NOTE 2 - Summary of Significant Accounting Policies

Principals of Consolidation

The consolidated financial statements include the accounts of Capital Gold Corporation and its wholly owned and majority owned subsidiaries, Leadville Mining and Milling Holding Corporation, Minera Santa Rita, S.A de R.L. de C.V.(“MSR”) and Oro de Altar S. de R. L. de C.V. (“Oro”) as well as the accounts within Caborca Industrial S.A. de C.V. (“Caborca Industrial”), a Mexican corporation 100% owned by two of the Company’s officers and directors for mining support services. These services include, but are not limited to, the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at cost.  This entity is considered a variable interest entity under accounting rules provided under FIN 46, “Consolidation of Variable Interest Entities”.  All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents include money market accounts.

Accounts Receivable

Accounts receivable represents amounts due but not yet received from customers upon sales of precious metals.  The carrying amount of the Company’s accounts receivable balances approximate fair value.

Marketable Securities

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Management determines the appropriate classification of all securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company has classified its marketable equity securities as available for sale securities and has recorded such securities at fair value using the closing quoted market price on the exchange the securities are traded as of the balance sheet date. The Company uses the specific identification method to determine realized gains and losses. Unrealized holding gains and losses are excluded from earnings and, until realized, are reported as a separate component of stockholders' equity.

Ore on Leach Pads and Inventories (“In-Process Inventory”)

Costs that are incurred in or benefit the productive process are accumulated as ore on leach pads and inventories. Ore on leach pads and inventories are carried at the lower of average cost or market. The current portion of ore on leach pads and inventories is determined based on the amounts to be processed within the next 12 months. The major classifications are as follows:

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

The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tonnes added to the leach pads), the grade of ore placed on the leach pads (based on fire assay data) and a recovery percentage (based on ore type and column testwork). It is estimated that the Company’s leach pad at El Chanate will recover all ounces placed within a one year period from date of placement.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents and accounts payable approximated fair value because of the short maturity of these instruments.

Long-term Debt

The carrying value of the Company’s long-term debt approximates fair value.

Revenue Recognition

Revenue is recognized from the sale of gold dore when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered to the refinery, the title and risk of loss has been transferred to the refiner and collection of the sales price is reasonably assured from the customer.  Sales are calculated based upon assay of the dore’s precious metal content and its weight.  The Company receives 95% of the precious metal content contained within the dore from the refinery based upon the preliminary assay of the Company.  The Company forwards an irrevocable transfer letter to the refinery to authorize the transfer of the precious metal content to the customer.  The sale is recorded by the Company upon the refinery pledging the precious metal content to the customer.  Revenues from by-product sales, which consists of silver, will be credited to Costs applicable to sales as a by-product credit.  By-product sales amounted to $707, $0 and $0 for the fiscal years ended July 31, 2008, 2007 and 2006, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) which is reported on the accompanying consolidated statement of stockholders' equity as a component of accumulated other comprehensive income (loss) consists of accumulated foreign translation gains and losses, the fair value change in our interest rate swap agreement and net unrealized gains and losses on available-for-sale securities.

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

Such options and warrants may be exercisable at varying exercise prices currently ranging from $0.24 to $0.85 per share of common stock with certain of these grants becoming exercisable immediately upon grant. Certain grants have vested or are vesting over a period of five years. Also, certain grants contain a provision whereby they become immediately exercisable upon a change of control.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant-date fair values of stock options and warrants granted during the fiscal years ended July 31, 2008, 2007 and 2006; were $0.62,  $0.33 and $0.38, respectively. The fair values of the options and warrants granted were estimated based on the following weighted average assumptions:

	Year ended July 31,
	2008	2007	2006

Expected volatility	47.60 – 60.88%	73%	95 – 165%
Risk-free interest rate	4.61%	5.75%	5.95%
Expected dividend yield	-	-	-
Expected life	5.5 years	2.4 years	1-2 years

Stock option and warrant activity for employees during the fiscal years ended July 31, 2008, 2007 and 2006 are as follows (all tables in thousands, except for option, price and term data):

	Number of Options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Outstanding at July 31, 2005	4,711,363	$.09	0.30	$1,278
Options granted	4,611,363	.13	-	-
Options exercised	(590,909)	.05	-	-
Options expired	(3,161,363)	.05	-	-

Outstanding at July 31, 2006	5,570,454	$.16	-	$702
Options granted	1,050,000	.36	-	-
Options exercised	(3,570,909)	.08	-	-
Options expired	(549,545)	.22	-	-
Warrants and options outstanding at July 31, 2007	2,500,000	$.34	1.20	$255

Options granted*	2,500,000	.63	-	-
Options exercised	(1,450,000)	.32	-	-

Options expired	-	-	-	-
Warrants and options outstanding at July 31, 2008	3,550,000	$.55	4.00	$334
Warrants and options exercisable at July 31, 2008	1,800,000	$.47	2.83	$308

* Issuances under 2006 Equity Incentive Plan.

Unvested stock option and warrant balances for employees at July 31, 2008, 2007 and 2006 are as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value

Outstanding at July 31, 2005	-	$-	-	-
Options granted	150,000	.32	2.00	$17

Outstanding at July 31, 2006	150,000	$.32	1.67	$17
Options granted	-	-	-	-

Outstanding at July 31, 2007	150,000	$.32	0.67	$18
Options granted	2,500,000	.63	-	-
Options vested	(900,000)	.58	-	-

Unvested Options outstanding at July 31, 2008	1,750,000	$.63	4.49	$8

Stock option and warrant activity for non-employees during the years ended July 31, 2008, 2007 and 2006 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Warrants and options outstanding at July 31, 2005	31,902,004	$.30	1.13	$3,430
Options granted	6,844,000	.28	-	-
Options exercised	(12,835,004)	.29	-	-
Options expired	(350,000)	.10	-	-

Warrants and options outstanding at July 31, 2006	25,561,000	$.29	1.33	$1,940
Options granted	16,982,542	.33
Options exercised	(18,633,000)	.29	-	-
Options expired	(1,375,000)	.31	-	-
Warrants and options outstanding at July 31, 2007	22,535,542	$.33	1.48	$2,578

Options granted*	1,715,000	$.66	-	-
Options exercised	(21,555,542)	.33	-	-
Options expired	(680,000)	.30	-	-
Warrants and options outstanding at July 31, 2008	2,015,000	$.62	3.54	$54
Warrants and options exercisable at July 31, 2008	1,560,000	$.61	2.71	$48

* 1,115,000 issued under 2006 Equity Incentive Plan.

Unvested stock option and warrant balances for non-employees at July 31, 2008, 2007 and 2006 are as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Outstanding at July 31, 2006	-	$-	-	$-
Options granted	-	-	-	-
Options vested	-	-	-	-
Outstanding at July 31, 2007	-	$-	-	$-
Options granted	650,000	.63	-	-
Options vested	(195,000)	.63	-	-
Unvested options outstanding at July 31, 2008	455,000	$.63	4.49	$3

The impact on the Company’s results of operations of recording equity based compensation for the fiscal years ended July 31, 2008, 2007 and 2006, for employees and non-employees was approximately $987, $492 and $362 and reduced earnings per share by $0.01, $0.00 and $0.00 per basic and diluted share, respectively.  The Company has not recognized any tax benefit or expense for the fiscal years ended July 31, 2008, 2007 and 2006, related to these items due to the Company’s net operating losses and corresponding valuation allowance within the U.S. (See Note 22).

As of July 31, 2008, 2007 and 2006, there was approximately $686, $53 and $53, respectively, of unrecognized equity based compensation cost related to options granted to executives and employees which have not yet vested.

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

The following table illustrates the effect on the net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation prior to February 1, 2006:

Year Ended July 31, 2006
Net Loss	$(4,805)
Add stock-based employee compensation expense (recovery) included in reported net income loss	-
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(773)
Pro forma net loss	$(5,578)
Pro forma net loss per common share (basic and diluted)	$(.05)
Weighted average of common share (basic and diluted)	112,204,471
Net loss per common share basic and diluted	$(.04)

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

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.” Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

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

NOTE 3 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

	(in thousands)
	July 31, 2008	July 31, 2007
Marketable equity securities, at cost	$50	$50
Marketable equity securities, at fair value (See Notes 12 & 14)	$65	$90

NOTE 4 – Material and Supplies Inventories

	(in thousands)
	July 31, 2008	July 31, 2007
Materials, supplies and other	$937	$174
Total	$937	$174

NOTE 5 - Ore on Leach Pads and Inventories (“In-Process Inventory”)

	(in thousands)
	July 31, 2008	July 31, 2007
Ore on leach pads	$12,176	$2,996
Total	$12,176	$2,996

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

NOTE 6 – Deposits

Deposits are classified as current assets and represent payments made on mining equipment and contract for the Company’s El Chanate Project in Sonora, Mexico. Deposits are summarized as follows:

	(in thousands)
	July 31, 2008	July 31, 2007
Advance payment on Mining Contract to Sinergia (Note 18)	$-	$683
Equipment deposit	9	193
Other	-	3
Total Deposits	$9	$879

NOTE 7 – Other Current Assets

Other current assets consist of the following:

	(in thousands)
	July 31, 2008	July 31, 2007
Value added tax to be refunded	$425	$1,475
Asset held for resale	-	166
Other	65	34
Total Other Current Assets	$490	$1,675

NOTE 8 – Property and Equipment

Property and Equipment consist of the following:

	(in thousands)
	July 31, 2008	July 31, 2007
Process equipment and facilities	$21,693	$17,503
Mining equipment	974	863
Mineral properties	141	141
Construction in progress	1,277	-
Computer and office equipment	316	212
Improvements	16	16
Furniture	38	23
Total	24,455	18,758
Less: accumulated depreciation	(3,537)	(758)
Property and equipment, net	$20,918	$18,000

Depreciation expense for the fiscal years ended July 31, 2008, 2007 and 2006 was approximately $2,779, $720 and $34, respectively.

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

On September 13, 2006, the Company repurchased the 5% net profits interest formerly held by Grupo Minera FG (“FG”), and subsequently acquired by Daniel Gutierrez Cibrian, with respect to the operations at the El Chanate mine. That net profits interest had originally been granted to FG in connection with the April 2004 termination of the joint venture agreement between FG and MSR, the Company’s wholly owned Mexican subsidiary.  FG also received a right of first refusal to carry out the works and render construction services required to effectuate the El Chanate Project.  This right of first refusal is not applicable where a funding source for the project determines that others should render such works or services.  FG has assigned or otherwise transferred to MSR all permits, licenses, consents and authorizations (collectively, “authorizations”) for which FG had obtained in its name in connection with the development of the El Chanate Project to the extent that the authorizations are assignable.  To the extent that the authorizations are not assignable or otherwise transferable, FG has given its consent for the authorizations to be cancelled so that they can be re-issued or re-granted in MSR’s name.  The foregoing has been completed.  The purchase price for the buyback of the net profits interest was $500, and was structured as part of the project costs financed by the loan agreement with Standard Bank, Plc. (See Note 17). Mr. Cibrian retained a 1% net profits interest in MSR, payable only after a total US $20 million in net profits has been generated from operations at El Chanate.  The Company recorded this transaction on its balance sheet as an intangible asset under guidance provided by FAS 142 – Goodwill and Other Intangible Assets to be amortized over the period of which the asset is expected to contribute directly or indirectly to the Company’s cash flow.  On March 23, 2007, The Company reacquired the remaining 1% net profits interest (see Note 18).

The Right of Way and the Mobilization Payment were recorded at cost and are being amortized using the units of production method.  Amortization expense for the year ended July 31, 2008, 2007 and 2006 was approximately $530, $7 and $4, respectively.  The Repurchase of Net Profits Interest from FG was fully amortized as of July 31, 2008.

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

The El Chanate concessions are carried at historical cost and are being amortized using the units of production method. They were acquired in connection with the purchase of the stock of Minera Chanate (see Note 1).   Amortization expense for the years ended July 31, 2008, 2007 and 2006 was approximately $8, $3 and $0, respectively.

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

NOTE 14 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) consists of foreign translation gains and losses, unrealized gains and losses on marketable securities and fair value changes on derivative instruments and is summarized as follows:

	Foreign currency items	Unrealized gain (loss) on securities	Change in fair value on interest rate swaps	Accumulated other comprehensive income

Balance as of July 31, 2005	$57	$100	$-	$157
Income (loss)	49	(60)	-	(11)
Balance as of July 31, 2006	$106	$40	$-	$146
Income (loss)	(47)	-	205	158
Balance as of July 31, 2007	59	40	205	304
Income (loss)	622	(25)	(141)	456
Balance as of July 31, 2008	$681	$15	$64	$760

The Company has not recognized any income tax benefit or expense associated with other comprehensive income items for the years ended July 31, 2008, 2007 and 2006.

NOTE 15 - Related Party Transactions

In August 2002, the Company purchased marketable equity securities of a related company. The Company recorded approximately $6, $9 and $10 in expense reimbursements including office rent from this entity for the years ended July 31, 2008, 2007 and 2006, respectively (see Notes 3 and 12).

The Company utilizes Caborca Industrial, a Mexican Corporation that is 100% owned by Gifford A. Dieterle, the Company’s Chief Executive Officer, and Jeffrey W. Pritchard, the Company’s Executive Vice President, for mining support services. These services include but are not limited to the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at slightly above cost. Mining expenses charged by Caborca Industrial and eliminated upon consolidation amounted to approximately $3,775, $702 and $122 for the year ended July 31, 2008, 2007 and 2006, respectively.

During the years ended July 31, 2008, 2007 and 2006, the Company paid Jack Everett, its former V.P. Exploration and Director, consulting fees of $100, $0 and $69, respectively.  In addition, this individual earned wages of $120 and $50 during the years ended July 31, 2007 and 2006, respectively.  During the years ended July 31, 2007 and 2006, the Company paid its V.P. Exploration and Director, Roger Newell, consulting fees of $0 and $89, respectively.  In addition, Mr. Newell earned wages of $120 during the year ended July 31, 2007.  Also, during the years ended July 31, 2008, 2007 and 2006, the Company paid Robert Roningen, a director, legal and consulting fees of $35, $24 and $8, respectively.

In January 2006, the Company extended the following stock options through January 3, 2007, all of which are exercisable at $0.05 per share: Gifford A. Dieterle, Chief Executive Officer and Director – 1,250,000 shares; Robert Roningen, Director – 500,000 shares; Jeffrey W. Pritchard, V.P. Investor Relations and Director – 327,727 shares; Roger Newell, V.P. Development and Director – 500,000 shares; and Scott Hazlitt, V.P. Mine Development – 25,000 shares.   There was not a material increase in the intrinsic value of these options at the date of modification as compared to the intrinsic value of the original issuance of these stock options on the applicable measurement date.  All of these options were exercised prior to their extended expiration.

On February 7, 2007, Robert Roningen resigned as the Company’s Secretary and, on February 9, 2007, John Brownlie, the Company’s Vice President of Operations, was appointed Chief Operating Officer and Jeffrey W. Pritchard, the Company’s Vice President of Investor Relations, was appointed Secretary.

The Company’s V.P. Development and Director, Roger Newell, has, since 1995, been a senior consultant in the Minerals Advisory Group, LLC, Tucson, Arizona, an entity that provided $3,000 of services to the Company for the year ended July 31, 2006.

On December 20, 2007, at the recommendation of the Compensation Committee of the Board of Directors, the Company’s executive officers, directors and employees were granted 1,095,000 restricted shares under our 2006 Equity Incentive Plan.  The restricted shares granted vest equally over three years from the date of grant.  In addition, the Company’s executive officers were granted 3,150,000 stock options under our 2006 Equity Incentive Plan.  The stock options have a term of seven years and vest as follows: 20% vested upon issuance and the balance vest 20% annually thereafter.  The exercise price of the stock options is $0.63 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars).  In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates.  Upon the happening of a change of control, all unvested stock options and unvested restricted stock grants immediately vest.

On July 17, 2008, at the recommendation of the Compensation Committee of the Board of Directors, the Company’s executive officers and directors were granted 515,000 shares under its 2006 Equity Incentive Plan.  The restricted shares granted vested immediately.

NOTE 16 - Stockholders' Equity

Common Stock
At various stages in the Company’s development, shares of the Company’s common stock have been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of services provided or property received.

The Company issued 1,150,000 shares of common stock and 12,600,000 common stock purchase warrants to Standard Bank as part of a commitment fee to entering into the credit facility on August 15, 2006, with its wholly-owned subsidiaries MSR and Oro.  The Company recorded the issuance of the 1,150,000 shares of common stock and 12,600,000 warrants as deferred financing costs of approximately $351 and $3,314, respectively, as a reduction of stockholders' equity on the Company's balance sheet. The issuance of 1,150,000 shares was recorded at the fair market value of the Company's common stock at the closing date or $0.305 per share.  The warrants were valued at approximately $3,314 using the Black-Scholes option pricing model and were reflected as deferred financing costs as a reduction of stockholders' equity on the Company’s balance sheet (See Note 18).  The balance of deferred financing costs, net of amortization, as of July 31, 2008 and 2007, as a reduction of stockholders' equity, was approximately $2,611 and $3,438.  Amortization expense for the years ended July 31, 2008, 2007 and 2006, was approximately $931, $750 and $0, respectively.

The Company closed two private placements in January 2007 pursuant to which it issued an aggregate of 12,561,667 units, each unit consisting of one share of its common stock and a warrant to purchase ¼ of a share of its common stock at $0.30 per unit for proceeds of approximately $3,486, net of commissions of approximately $283.  Each warrant issued  in the January 2007 placements is exercisable for ¼ of a share of common stock, at an exercise price equal to $0.40 per share.  Thus, a holder must exercise four warrants to purchase one share of common stock.  Each warrant has a term of eighteen months and is fully exercisable from the date of issuance.  The Company issued to the placement agents eighteen month warrants to purchase up to an aggregate of 942,125 shares of common stock at an exercise price of $0.30 per share.  Such placement agent warrants are valued at approximately $142 using the Black-Scholes option pricing method.

The Company also received proceeds of approximately $7,473, $5,643 and $742 during the years ended July 31, 2008, 2007 and 2006, from the exercising of an aggregate of 22,994,178, 22,203,909 and 4,825,913 of warrants and options, respectively, issued to investors in past private placements, to officers and directors as well as to outside parties for services rendered.

On March 22, 2007, the Company issued 500,000 shares of common stock to John Brownlie, the Company’s Chief Operating Officer under the Company’s 2006 Equity Incentive Plan. The fair value of the shares issued in March 2007 amounted to $225 or $0.45 per share.  The shares, which were granted to Mr. Brownlie as compensation for services already provided to the Company, vested immediately.  The compensation expense was fully recognized on the date of the grant.

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

Warrants and Options

The fair value of each warrant and option award is estimated on the date of grant using a Black-Scholes option valuation model.  The Company issues warrants and options to purchase common stock with an exercise price of no less than fair market value of the underlying stock at the date of grant.

On November 30, 2006, the Company’s board of directors granted 100,000 common stock options to each of John Postle, Ian A. Shaw and Mark T. Nesbitt, the Company’s independent directors. The options are to purchase shares of the Company’s common stock at an exercise price of $0.33 per share (the closing price of its common stock on that date) for a period of two years. The Company utilized the Black-Scholes Method to fair value the 300,000 options received by the directors and recorded approximately $40 as equity based compensation expense.  The grant date fair value of each stock option was $0.13.

On December 13, 2006, the Company issued two year options to purchase the Company’s common stock at an exercise price of $0.36 per share to its Chief Operating Officer, Chief Financial Officer and the Company’s Canadian counsel.  These options are for the purchase of 250,000 shares, 100,000 shares and 100,000 shares, respectively.  The Company utilized the Black-Scholes Method to fair value the 450,000 options received by these individuals and recorded approximately $61 as stock based compensation expense.  The grant date fair value of each stock option was $0.14.

On March 22, 2007, the Company issued two year options to purchase the Company’s common stock at an exercise price of $0.45 per share to the Company’s then SEC Counsel.  These options are for the purchase of 100,000 shares and were issued under the 2006 Equity-Incentive Plan.  The Company utilized the Black-Scholes Method to fair value these options and recorded approximately $15 as equity based compensation expense.  The grant date fair value of each stock option was $0.15.

On June 13, 2007, the Company issued two year options to purchase the Company’s common stock at an exercise price of $0.384 per share to the Company’s CFO.  These options are for the purchase of 500,000 shares and were issued under the 2006 Equity-Incentive Plan.  The Company utilized the Black-Scholes Method to fair value these options and recorded approximately $65 as equity based compensation expense.  The grant date fair value of each stock option was $0.13.

On August 13, 2007, the Company issued two year options to purchase the Company’s common stock at an exercise price ranging from $0.43 to $0.50 per share to outside parties for services provided.  These options are for the purchase of 465,000 shares and were issued under the 2006 Equity-Incentive Plan.  The Company utilized the Black-Scholes Method to fair value these options and recorded approximately $58 as equity based compensation expense.  The average grant date fair value of each stock option was $0.12 with an exercise price of no less than fair market value of the underlying stock at the date of grant.

On December 20 2007,  at the recommendation of the Compensation Committee of the Board of Directors, the Company’s executive officers , directors and employees, Gifford Dieterle, John Brownlie, Christopher Chipman, Jeffrey Pritchard, Scott Hazlitt, Ian Shaw, John Postle, Mark Nesbitt, Roger Newell, Robert Roningen, and employees were granted 500,000, 500,000, 500,000, 500,000, 350,000, 150,000, 150,000, 150,000, 100,000, 100,000 and 150,000 stock options, respectively, aggregating 3,150,000 stock options under our 2006 Equity Incentive Plan . The stock options have a term of seven years and vest as follows: 20% vested upon issuance and the balance vest 20% annually thereafter. The exercise price of the stock options is $0.63 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan, unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon the happening of a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  The Company utilized the Black-Scholes method to fair value the 3,150,000 options received by these individuals totaling $1,060.  For the fiscal year ended July 31, 2008, the Company recorded approximately $375 in equity compensation expense on the vested portion of these stock options. The grant date fair value of each stock option was $0.34.

On July 17, 2008, the Company closed in escrow pending execution of Mexican collateral documents and certain other ministerial matters an Amended And Restated Credit Agreement (the “Credit Agreement”) involving our wholly-owned Mexican subsidiaries Minera Santa Rita S. de R.L. de C.V. (“MSR”) and Oro de Altar S. de R.L. de C.V. (“Oro”), as borrowers (“Borrowers”), the Company, as guarantor, and Standard Bank PLC (“Standard Bank”), as the lender., Pursuant to the Credit Agreement, the Company agreed to issue to Standard Bank a two year warrant to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $0.852 per share.  The warrants were valued at approximately $103 using the Black-Scholes option pricing model and were reflected as deferred financing costs as a reduction of stockholders' equity on the Company’s balance sheet as of July 31, 2008 (See Note 17).  The grant date fair value of each stock option was $0.17.

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

Restricted stock awards granted by the Compensation Committee under the Equity Incentive Plan for the fiscal years ended July 31, 2008 and 2007, were 500,000 and 1,610,000 shares, respectively.  There was no activity within the equity incentive plan for the fiscal year ended July 31, 2006.

NOTE 17 - Debt

Long term debt consists of the following:	(in thousands)

	July 31, 2008	July 31, 2007

Total long-term debt	$12,500	$12,500

Less current portion	4,125	-

Long-term debt	$8,375	$12,500

On August 15, 2006, the Company entered into a credit facility (the “Credit Facility”) involving its wholly-owned subsidiaries MSR and Oro, as borrowers, us, as guarantor, and Standard Bank plc (“Standard Bank”), as the lender and the offshore account holder.  Under the Credit Facility, MSR and Oro have agreed to borrow money in an aggregate principal amount of up to US$12,500 (the “Loan”) for the purpose of constructing, developing and operating the Company’s El Chanate Project (the “Mine”).  The Company is guaranteeing the repayment of the loan and the performance of the obligations under the Credit Facility.  The Loan is scheduled to be repaid in fourteen quarterly payments with the first principal payment having been made on September 30, 2008.  The Loan bears interest at LIBOR plus 4.00%, with LIBOR interest periods of 1, 2, 3 or 6 months and with interest payable at the end of the applicable interest period.  As of July 31, 2008 and 2007, the accrued interest on this facility was approximately $72 and $100, respectively.

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

As part of the fee for entering into and closing the Credit Facility, the Company issued to Standard Bank 1,150,000 shares of its restricted common stock and a warrant for the purchase of 12,600,000 shares of its common stock at an exercise price of $0.317 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Facility.  Previously, pursuant to the mandate and commitment letter for the facility, the Company issued to Standard Bank 1,000,000 shares of its restricted common stock and a warrant for the purchase of 1,000,000 shares of its common stock at an exercise price of $0.32 per share, expiring on the earlier of (a) December 31, 2010 or (b) the date one year after the repayment of the Credit Facility.  The Company recorded the issuance of the 1,000,000 shares of common stock as deferred financing costs of approximately $270 as a reduction of stockholders' equity on its balance sheet. The issuance of these shares was recorded at the fair market value of the Company’s common stock at the commitment letter date or $0.27 per share.  In addition, the warrants were valued at approximately $253 using the Black-Scholes option pricing model and were reflected as deferred financing costs as a reduction of stockholders' equity on the Company’s balance sheet in 2006. The Company registered for public resale the 2,150,000 shares issued to Standard Bank and the 13,600,000 shares issuable upon exercise of warrants issued to Standard Bank.

In March 2006, the Company entered into a gold price protection arrangement to protect it against future fluctuations in the price of gold and interest rate swap agreements in October 2006 in accordance with the terms of the Credit Facility both with Standard Bank (See Note 20 for more details on these transactions).

On July 17, 2008, the Company closed in escrow pending execution of Mexican collateral documents and certain other ministerial matters an Amended And Restated Credit Agreement (the “Credit Agreement”) involving our wholly-owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), the Company, as guarantor, and Standard Bank PLC (“Standard Bank”), as the lender. The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006 (the “Original Agreement”). Under the Original Agreement, MSR and Oro could borrow, and did borrow, money in an aggregate principal amount of up to US$12,500 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico. The Company guaranteed the repayment of the Term Loan and the performance of the obligations under the Original Agreement.

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

On August 2, 2006, the Company amended the November 24, 2005 Mining Contract between its subsidiary, MSR, and Sinergia. Pursuant to the amendment, MSR's right to deliver the Notice to Proceed to Sinergia was extended to November 1, 2006. Provided that this Notice was delivered to Sinergia on or before that date, with a specified date of commencement of the Work (as defined in the contract) not later than February 1, 2007, the mining rates set forth in the Mining Contract would still apply; subject to adjustment for the rate of inflation between September 23, 2005 and the date of commencement of the work.  As consideration for these changes, the Company paid Sinergia $200 of the requisite advance payment discussed below.  On November 1, 2006, MSR delivered the Notice of Award specifying January 25, 2007, as the date of commencement of Work.   Based on a revised crushing and stacking plan and since MSR is placing the leach pad overliner material both Sinergia and MSR mutually agreed to delay mining until the end of March 2007. Mining of the El Chanate Project initiated on March 25, 2007.

Pursuant to the Mining Contract, Sinergia, using its own equipment, generally is performing all of the mining work (other than crushing) at the El Chanate Project for the life of the mine.  MSR delivered to the Contractor a mobilization payment of $70 and the advance payment of $520.  The advance payments are recoverable by MSR out of 100% of subsequent payments due to Sinergia under the Mining Contract.  Pursuant to the Mining Contract, upon termination, Sinergia would be obligated to repay any portion of the advance payment that had not yet been recouped.  Sinergia’s mining rates are subject to escalation on an annual basis.  This escalation is tied to the percentage escalation in Sinergia’s costs for various parts for its equipment, interest rates and labor.  One of the principals of Sinergia is one of the former principals of FG.  FG was the Company’s former joint venture partner.  As of July 31, 2008, the entire advance payment has been recovered by MSR.

On March 23, 2007, the Company reacquired the remaining 1% net profits interest in its Mexican affiliate, MSR from one of the successors to FG (“FG’s Successor”). When the joint venture was terminated in March 2004, FG received, among other things, a participation certificate entitling it to receive 5% of the annual dividends of MSR, when declared. The participation certificate also gave FG the right to participate, but not to vote, in the meetings of MSR’s Board of Managers, Technical Committee and Partners. In August 2006, the Company repurchased the participation certificate from FG’s Successor for $500 with FG’s Successor retaining a 1% net profits interest in MSR, payable only after a total $20 million in net profits has been generated from operations at El Chanate. The Company reacquired the remaining 1% net profits interest in consideration of its advancing $319 to Sinergia under the Mining Contract. FG’s Successor is a principal of Sinergia.  As of July 31, 2008, the entire advance has been recovered.

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

Mr. Dieterle is entitled to a base annual salary of at least $180, Mr. Hazlitt is entitled to a base annual salary of at least $125 and each of the other executives is entitled to a base annual salary of at least $120.  Each executive is entitled to a bonus or salary increase in the sole discretion of the board of directors.  In addition, Messrs. Dieterle, Newell, Everett and Pritchard each received two year options to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $0.32 per share (the closing price on July 31, 2006).  These options have all been exercised.  As discussed below, these agreements have been amended to provide for salary increases.

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

A “Change of Control” is deemed to occur on the earlier of (1) the date any person is or becomes the beneficial owner of securities representing 30% or more of the voting power of the Company’s then outstanding securities; (2) the date on which the following individuals cease for any reason to constitute a majority of the number of directors then serving: (i)individuals who, as of the date of the Change of Control Agreement, constitute the Board and (ii) any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company’s stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date of the Change of Control Agreement or whose appointment, election or nomination for election was previously so approved or recommended; (3) the consummation of a merger or consolidation of the Company or any direct or indirect subsidiary with another entity, other than a transaction where the individuals serving on the board of directors constitute at least a majority of the combined entity and the outstanding securities continue to represent at least 50% of the combined voting power of the combined entity or a transaction to effect a recapitalization of the Company where no person is or becomes the holder of securities representing 30% or more of the combined voting power; (4) the approval by the stockholders of the Company or a plan of complete liquidation or dissolution of the Company; or (5) the sale or disposition or all or substantially all of the Company’s assets, other than a sale or disposition to an entity of which 50% the combined voting power is held by the Company’s stockholders.

However, a Change in Control will not be deemed to occur if the record holders of the Company’s stock continue to have substantially the same proportionate ownership of the Company following such transaction or series of transactions.

A “Potential Change of Control” occurs when (1) the Company enters into an agreement, the consummation of which would result in a Change in Control; (2) a person publicly announces an intention to take or to consider taking actions, the consummation of which would result in a Change in Control, which announcement has not been rescinded; (3) a person becomes the beneficial owner of securities representing 20% or more of outstanding shares of common stock of the Company or the combined voting power of the Company’s then outstanding securities; or (4) the Board adopts a resolution that a Potential Change of Control exists, which resolution has not been modified.

On September 14, 2007, the Company entered into a Second Amended Engagement Agreement (the “Agreement”) with Christopher Chipman, the Company’s Chief Financial Officer, effective May 1, 2007.  The Agreement supersedes and replaces Mr. Chipman’s prior agreement that expired on August 31, 2007.  He receives an annual fee of $175.  Mr. Chipman can terminate the Agreement on 60 days prior notice.  The Company can terminate the Agreement without cause on 30 days prior notice and for cause (as defined in the Agreement).  The Agreement also terminates upon Mr. Chipman’s disability (as defined in the Agreement) or death. In the event that the Company terminates the Agreement without cause, Mr. Chipman will be entitled to a cash termination payment equal to his Annual Fee in effect upon the date of termination, payable in equal monthly installments beginning in the month following his termination.  In the event the Agreement is terminated by Mr. Chipman at his election or due to his death or disability, Mr. Chipman will be entitled to the fees otherwise due and payable to him through the last day of the month in which such termination occurs.  In conjunction with Agreement, the Company entered into a change of control agreement similar to the agreements entered into with the Company’s other executive officers.    In connections with the original engagement agreement with Mr. Chipman in March 2006, Mr. Chipman received a two year option to purchase an aggregate of 50,000 shares of Company Common Stock at an exercise price of $.34 per share.  This option has been exercised in full.

On May 12, 2006, the Company entered into an employment agreement with John Brownlie, pursuant to which Mr. Brownlie originally served as Vice President Operations.  Mr. Brownlie became our Chief Operating Officer in February 2007.  Mr. Brownlie serves as Vice President Operations. Mr. Brownlie receives a base annual salary of $150 and is entitled to annual bonuses. Upon his employment, he received options to purchase an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $.32 per share. 50,000 options vested immediately and the balance vest upon the Company achieving "Economic Completion" as that term is defined in the Standard Bank Credit Facility (when the Company has commenced mining operations and has been operating at anticipated capacity for 60 to 90 days). The term of the options is two years from the date of vesting. The agreement runs for an initial two year period, and automatically renews thereafter for additional one year periods unless terminated by either party within 30 days of a renewal date. The Company can terminate the agreement for cause or upon 30 days notice without cause. Mr. Brownlie can terminate the agreement upon 60 days notice without cause or, if there is a breach of the agreement by the Company that is not timely cured, upon 30 days notice. In the event that the Company terminates him without cause or he terminates due to the Company’s breach, he will be entitled to certain severance payments. The Company utilized the Black-Scholes method to fair value the 200,000 options received by Mr. Brownlie. The Company recorded approximately $70 as deferred compensation expense as of the date of the agreement and recorded the vested portion or $17,500 as stock based compensation expense for the year ended July 31, 2006.

On August 29, 2007, at the recommendation of the Compensation Committee, the Board increased the salaries of the Company’s executive officers to be commensurate with industry standards and amended their respective agreements accordingly. The new salaries were as follows: Gifford A. Dieterle, President, Treasurer and Chairman of the Board, $250; John Brownlie, Chief Operating Officer, $225; Christopher Chipman, Chief Financial Officer, $175 (consulting fee); Jeffrey W. Pritchard, Vice President - Investor Relations and Secretary, $195; Roger A. Newell, Vice President - Development, $135; and J. Scott Hazlitt, Vice President - Mine Development, $135. The salary increase for Mr. Brownlie and the consulting fee increase for Mr. Chipman were retroactive to May 1, 2007 and the salary increase for Mr. Pritchard is retroactive to August 1, 2007.

On July 17, 2008, at the recommendation of the Compensation Committee of our Board of Directors, our executive officers were awarded salary increases effective August 1, 2008. The new salaries were as follows: Gifford A. Dieterle, President, Treasurer and Chairman of the Board, $288; John Brownlie, Chief Operating Officer, $259; Christopher Chipman, Chief Financial Officer, $201 (consulting fee); Jeffrey W. Pritchard, Vice President - Investor Relations and Secretary, $224; and J. Scott Hazlitt, Vice President - Mine Development, $155.

See Note 25 – Subsequent Events for changes to executive agreements subsequent to the fiscal year ended July 31, 2008.

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

The following is a reconciliation of the derivative contracts regarding the Company’s Gold Price Protection agreement:

(in thousands)
Asset balance as of July 31, 2005	$-
Premium paid	(800)
Loss on change in fair value of derivative	582
Asset balance as of July 31, 2006	$(218)
Loss on change in fair value of derivative	1,226
Net cash settlements	(460)
Liability balance as of July 31, 2007	$548
Loss on change in fair value of derivative	1,356
Net cash settlements	(1,166)
Liability balance as of July 31, 2008	$738

Rather than modifying the original Gold Price Protection agreement with Standard Bank to satisfy these forward sale obligations, the Company has opted for a net cash settlement between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per oz. Since inception, the Company has paid Standard Bank  an aggregate of approximately $1,641 on the settlement of 46,883 ounces with corresponding reductions in the Company’s derivative liability ($1,166 or 25,329 ounces of gold for the fiscal year ended July 31, 2008).   These expenses were incurred concurrently with sales revenues that reflected actual sales of physical gold at market prices well above the option strike price of $535 per ounce.  The remaining ounces to settle with regard to this agreement amounted to 75,044 as of July 31, 2008.

On October 11, 2006, prior to our initial draw on the Credit Facility, the Company entered into interest rate swap agreements in accordance with the terms of the Credit Facility.  Although the Credit Facility requires that it hedge at least 50% of its outstanding debt under this facility, the Company elected to cover $9,375 or 75% of the outstanding debt. The termination date on our existing swap position is December 31, 2010. However, the Company intends to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as it deems appropriate.  In any case, the Company’s use of interest rate derivatives will be restricted to use for risk management purposes.

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

The following is a reconciliation of the derivative contract regarding the Company’s Interest Rate Swap agreement:

(in thousands)
Balance as of July 31, 2005	$-
Change in fair value of swap agreement	-
Interest expense (income)	-
Balance as of July 31, 2006	$-
Change in fair value of swap agreement	48
Interest expense (income)	-
Net cash settlements	-
Liability balance as of July 31, 2007	$48
Change in fair value of swap agreement	141
Interest expense (income)	78
Net cash settlements	(75)
Liability balance as of July 31, 2008	$192

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

Fair Value of Derivative Instruments in a Statement of Financial Position and the Effect of Derivative Instruments on the Statement of Financial Performance (in thousands):

	Liability Derivatives
October 31, 2007	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Other Liabilities	$115
Derivatives designated as non-hedging instruments
Gold derivatives	Other Liabilities	$613

January 31, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Other Liabilities	$313
Derivatives designated as non-hedging instruments
Gold derivatives	Other Liabilities	$660

April 30, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Other Liabilities	$274
Derivatives designated as non-hedging instruments
Gold derivatives	Other Liabilities	$702

July 31, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Other Liabilities	$192
Derivatives designated as non-hedging instruments
Gold derivatives	Other Liabilities	$738

NOTE 21 – Accrued Expenses

Accrued expenses at July 31, 2008 and 2007 consists of the following:
	(in thousands)
	July 31,
	2008	2007
Net profit interest	$753	$-
Net smelter return	189	-
Mining contract	193	51
Income tax payable	777	-
Utilities	110	165
Interest	72	100
Other liabilities	578	287
	$2,672	$603

NOTE 22 - Income Taxes

The Company’s Income tax (expense) benefit consisted of:

	(in thousands)
	July 31, 2008	July 31, 2007	July 31, 2006
Current:
United States	$-	$-	$-
Foreign	(2,111)	-	-
	(2,111)	-	-
Deferred:
United States	-	-	-
Foreign	(1,396)	-	-
	(1,396)	-	-
Total	$(3,507)	$-	$-

The Company’s Income (loss) from operations before income tax consisted of:

	(in thousands)
	July 31, 2008	July 31, 2007	July 31, 2006

United States	$(6,556)	$(5,514)	$(4,005)
Foreign	16,427	(1,958)	(800)
Total	$9,871	$(7,472)	$(4,805)

The Company’s income tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	(in thousands)
	July 31, 2008	July 31, 2007	July 31, 2006

Income (loss) from operations before income tax	$9,871	$(7,472)	$(4,805)
US statutory corporate income tax rate	34%	34%	34%
Income tax (expense) benefit computed at US statutory corporate income tax rate	(3,356)	2,540	1,634
Reconciling items:
Change in valuation allowance on deferred tax assets	(1,137)	(2,540)	(1,634)
Difference in foreign tax	986	-	-
Income tax expense	$(3,507)	$-	$-

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	(in thousands)
	July 31, 2008	July 31, 2007	July 31, 2006
Net deferred income tax assets, non current:
Remediation and reclamation costs	$(29)	$-	$-
Net operating losses	9,334	8,197	5,823
Depreciation and amortization	602	-	-
	$9,907	$8,197	$5,823
Valuation allowances	(9,334)	(8,197)	(5,823)
	$573	$-	$-

Net deferred income tax liabilities, current:
Depreciation and amortization	$12	$-	$-
Foreign currency exchange	2	-	-
Inventory valuation	(1,925)	-	-
Accounts receivable	(413)	-	-
Other	261	-	-
	$(2,063)	$-	$-

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

For income tax purposes in the United States, the Company had available net operating loss carryforwards ("NOL") as of July 31, 2008, 2007 and 2006 of approximately $22,179, $17,464 and $15,048, respectively to reduce future federal taxable income. If any of the NOL's are not utilized, they will expire at various dates through 2027. There may be certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership.

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
$585

Rent expense was approximately $107, $66 and $63 for the years ended July 31, 2008, 2007 and 2006, respectively.

Land Easement

On May 25, 2005, MSR entered into an agreement for an irrevocable access easement and an irrevocable fluids (electricity, gas, water and others) easement to land located at Altar, Sonora, Mexico. The term of the agreement is five years, extendable for 1-year additional terms, upon MSR’s request. The agreement would be suspended only by force majeure or Acts of God; and extendable for the duration of the suspension.  In consideration for these easements, $18 was paid upon the signing of the agreement and yearly advance payments equal to two annualized general minimum wages (365 X 2 general minimum wages) in force in Altar, Sonora, Mexico, are required. These yearly payments are to be made on September 1 of each year, using the minimum wage in effect on that day for the calculation of the amount payable. These payments are to be made for as long as the construction and production mining works and activities of MSR are being carried out, and are to cease as soon as such works and activities are permanently stopped.

El Charro

In May 2005, the Company acquired rights to the El Charro concession for approximately $20 and a royalty of 1.5% of net smelter return.  The Company acquired the El Charro concession because it is surrounded entirely by the Company’s other concessions.

NOTE 24 – Unaudited Supplementary Data

The following is a summary of selected fiscal quarterly financial information (unaudited and 000’s except per share data and price):

	2008
	Three Months Ended
	October 31	January 31	April 30	July 31

Revenues	$6,526	$8,043	$8,730	$9,805

Costs applicable to sales	$2,204	$2,419	$2,717	$3,350

Net income applicable to common shares	$1,747	$2,126	$2,740	$(249)

Net income per common share, basic	$0.01	$0.01	$0.02	$0.00

Net income per common share, diluted	$0.01	$0.01	$0.01	$0.00

Basic weighted-average shares outstanding	170,855	174,765	175,645	175,040

Diluted weighted-average shares outstanding	192,998	196,191	197,239	195,469

Closing price of common stock	$0.63	$0.70	$0.65	$0.65

	2007
	Three Months Ended
	October 31	January 31	April 30	July 31

Revenues	$-	$-	$-	$-

Costs applicable to sales	$-	$-	$-	$-

Net loss applicable to common shares	$(1,161)	$(1,673)	$(2,649)	$(1,989)

Net loss per common share, basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Net income loss per common share, diluted(1)	$-	$-	$-	$-

Basic weighted-average shares outstanding	132,598	138,074	164,582	149,811

Diluted weighted-average shares outstanding(1)	-	-	-	-

Closing price of common stock	$0.31	$0.40	$0.41	$0.44
(1)	Net loss per common share, diluted and computation of diluted weighted average common shares was not included as their effect would have been anti-dilutive.

	2006
	Three Months Ended
	October 31	January 31	April 30	July 31

Revenues	$-	$-	$-	$-

Costs applicable to sales	$-	$-	$-	$-

Net loss applicable to common shares	$(813)	$(921)	$(1,482)	$(1,589)

Net loss per common share, basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Net income loss per common share, diluted(1)	$-	$-	$-	$-

Basic weighted-average shares outstanding	95,969	98,507	124,884	112,204

Diluted weighted-average shares outstanding(1)	-	-	-	-

Closing price of common stock	$0.23	$0.38	$0.35	$0.32
(2)	Net loss per common share, diluted and computation of diluted weighted average common shares was not included as their effect would have been anti-dilutive.

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

On August 11, 2008, Jeffrey Pritchard was appointed our Executive Vice President.

On October 28, 2008, we entered into an Engagement Agreement with John Brownlie, our Chief Operating Officer.  The agreement supersedes a May 12, 2006 employment agreement between us and Mr. Brownlie.  Pursuant to the Engagement Agreement, Mr. Brownlie serves as our Chief Operating Officer and receives a base annual fee of at least $259 and is entitled to annual bonuses.  The Engagement Agreement runs through August 31, 2009, and automatically renews thereafter for additional one year periods unless terminated by either party within 30 days of a renewal date. We can terminate the agreement for cause or upon 30 days notice without cause. Mr. Brownlie can terminate the agreement upon 60 days notice without cause or, if there is a breach of the agreement by us that is not timely cured, upon 30 days notice. In the event that we terminate him without cause or he terminates due to our breach, he will be entitled to certain severance payments. We previously entered into a change of control agreement with Mr. Brownlie similar to the agreements entered into with our other executive officers.

NOTE 26 -Securities and Exchange Commission Comment Letter

In response to a comment letter issued by the staff of the Securities and Exchange Commission, or the SEC, the accompanying consolidated financial statements include a statement of stockholders' equity for the year ended July 31, 2006 and expanded disclosures in the footnotes to the financial statements to cover each of the three years ended July 31, 2008, 2007 and 2006.  The Company has also expanded its footnote disclosure regarding accounts receivable, marketable securities, ore on leach pads and inventory, long term debt, revenue recognition, equity based compensation, related party transactions, stockholders;' equity, employee and consulting agreements, sales contracts, and financial instruments.  In addition, the Company made certain reclassifications that it determined were not material.  These reclassifications had no impact on the Company's financial position, results of operations, stockholders' equity or cash flows.