Form 10-Q/A
period 2008-10-31
CAPITAL GOLD CORP
filed 2009-02-13
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Amendment No. 1
FORM 10-Q/A

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

76 Beaver Street, 14thfloor, New York, NY 10005
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at December 1, 2008

Common Stock, par value $.0001 per share	193,124,826

EXPLANATORY NOTE

We are filing this Form 10-Q/A (the "Amended Filing") to amend our Form 10-Q for the fiscal quarter ended October 31, 2008, originally filed with the Securities and Exchange Commission on January 16, 2009 (the "Original Filing"), to indicate on the cover page that we are an accelerated filer and to correct errors in Part I, Item 4 Controls and Procedures.

The Amended Filing is limited in scope to such item and does not amend, update, or change any other items or disclosures contained in the Original Filing. Accordingly, other items that remain unaffected are omitted in this filing. Except as described in this paragraph, we do not purport by this Amended Filing to update any of the information contained in the Original Filing.

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

Date:  February 13, 2009