Form 10-Q
period 2009-01-31
CAPITAL GOLD CORP
filed 2009-03-12
CIK 726845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Not applicable
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at March 1, 2009

Common Stock, par value $.0001 per share	193,349,826

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three and six months ended January 31, 2009.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at and for the fiscal year ended July 31, 2008.

The results reflected for the three and six months ended January 31, 2009 are not necessarily indicative of the results for the entire fiscal year ending July 31, 2009.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (in thousands, except for share and per share amounts)

ASSETS
Current Assets:	January 31, 2009 (Unaudited)	July 31, 2008
Cash and Cash Equivalents	$8,848	$10,992
Accounts Receivable	1,201	1,477
Stockpiles and Ore on Leach Pads (Note 4)	13,513	12,176
Material and Supply Inventories	1,207	937
Deposits	342	9
Marketable Securities (Note 3)	60	65
Prepaid Expenses	197	219
Loans Receivable – Affiliate (Note 9 and13)	35	39
Other Current Assets (Note 5)	1,200	490
Total Current Assets	26,603	26,404

Mining Concessions (Note 8)	54	59
Property & Equipment – net (Note 6)	22,537	20,918
Intangible Assets – net (Note 7)	342	181
Other Assets:
Deferred Financing Costs	516	599
Mining Reclamation Bonds	82	82
Deferred Tax Asset (Note 17)	768	573
Security Deposits	63	63
Total Other Assets	1,429	1,317
Total Assets	$50,965	$48,879
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$786	$788
Accrued Expenses (Note 10)	4,336	2,673
Derivative Contracts (Note 16)	987	930
Deferred Tax Liability (Note 17)	2,492	2,063
Current Portion of Long-term Debt (Note 15)	4,050	4,125
Total Current Liabilities	12,651	10,579

Reclamation and Remediation Liabilities (Note 11)	1,215	1,666
Other liabilities	43	62
Long-term Debt (Note 15)	6,200	8,375
Total Long-term Liabilities	7,458	10,103

Commitments and Contingencies	—	—

Stockholders’ Equity:
Common Stock, Par Value $.0001 Per Share;
Authorized 300,000,000 shares; Issued and
Outstanding 193,349,826 and 192,777,326 shares, respectively	19	19
Additional Paid-In Capital	63,668	63,074
Accumulated Deficit	(27,363)	(32,496)
Deferred Financing Costs	(2,209)	(2,611)
Deferred Compensation	(433)	(549)
Accumulated Other Comprehensive Income (Note 12)	(2,826)	760
Total Stockholders’ Equity	30,856	28,197
Total Liabilities and Stockholders’ Equity	$50,965	$48,879

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(in thousands, except for share and per share amounts)

	For The Three Months Ended
	January 31,
	2009	2008
Revenues
Sales – Gold, net	$11,369	$8,043
Costs and Expenses:
Costs Applicable to Sales	3,655	2,419
Depreciation and Amortization	755	881
General and Administrative	1,061	1,371
Exploration	406	496
Total Costs and Expenses	5,877	5,167
Income (Loss) from Operations	5,492	2,876

Other Income (Expense):
Interest Income	11	31
Interest Expense	(227)	(288)
Other Income (Expense)	(24)	14
Loss on change in fair value of derivative	(274)	(342)
Total Other Expense	(514)	(585)

Income before Income Taxes	4,978	2,291

Income Tax Expense	(1,782)	(165)

Net Income	$3,196	$2,126

Income Per Common Share
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Basic Weighted Average Common Shares Outstanding	193,195,478	174,764,787
Diluted Weighted Average Common Shares Outstanding	198,706,128	196,191,405

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(in thousands, except for share and per share amounts)

	For The Six Months Ended
	January 31,
	2009	2008
Revenues
Sales – Gold, net	$20,544	$14,569
Costs and Expenses:
Costs Applicable to Sales	6,697	4,568
Depreciation and Amortization	1,458	1,830
General and Administrative	2,438	2,280
Exploration	896	631
Total Costs and Expenses	11,489	9,309
Income from Operations	9,055	5,260

Other Income (Expense):
Interest Income	24	51
Interest Expense	(427)	(569)
Other Expense	(232)	(1)
Loss on change in fair value of derivative	(578)	(703)
Total Other Expense	(1,213)	(1,222)

Income before Income Taxes	7,842	4,038

Income Tax Expense	(2,709)	(165)

Net Income	$5,133	$3,873

Income Per Common Share
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

Basic Weighted Average Common Shares Outstanding	193,113,019	172,809,806
Diluted Weighted Average Common Shares Outstanding	198,919,865	194,594,693

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for share and per share amounts)

					Accumulated
			Additional		Other	Deferred		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Financing	Deferred	Stockholders’
	Shares	Amount	capital	Deficit	Income/(Loss)	Costs	Compensation	Equity
Balance at July 31, 2008	192,777,326	$19	$63,074	$(32,496)	$760	$(2,611)	$(549)	$28,197
Amortization of deferred finance costs	—	—	—	—	—	402	—	402
Equity based compensation	—	—	359	—	—	—	116	475
Common stock issued upon the exercising of options and warrants	350,000	—	122				—	122
Issuance of restricted common stock	222,500	—	113				—	113
Net income for the six months ended January 31, 2009	—	—	—	5,133	—		—	5,133
Change in fair value on interest rate swaps	—	—	—	—	(51)	—	—	(51)
Unrealized loss on marketable securities	—	—	—	—	(5)	—	—	(5)
Equity adjustment from foreign currency translation	—	—	—	—	(3,530)	—	—	(3,530)
Total comprehensive income	—	—	—	—	—	—	—	1,547
Balance at January 31, 2009	193,349,826	$19	$63,668	$(27,363)	$(2,826)	$(2,209)	$(433)	$30,856

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(in thousands, except for share and per share amounts)

	For The
	Six Months Ended
	January 31,
	2009	2008
Cash Flow From Operating Activities:
Net Income	$5,133	$3,873
Adjustments to Reconcile Net Income to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	1,458	1,830
Accretion of Reclamation and Remediation	75	73
Loss on change in fair value of derivative	578	703
Equity Based Compensation	588	327
Changes in Operating Assets and Liabilities:
Decrease in Accounts Receivable	276	—
Decrease (Increase) in Prepaid Expenses	22	(468)
Increase in Inventory	(852)	(3,888)
Increase in Other Current Assets	(709)	(248)
(Increase) Decrease in Other Deposits	(334)	611
Increase in Mining Reclamation Bond	—	(46)
Increase in Deferred Tax Asset	(195)	—
(Decrease) Increase in Accounts Payable	(2)	452
Decrease in Derivative Liability	(572)	(587)
Decrease in Other Liability	(18)	—
Decrease in Reclamation and Remediation	(526)	—
Increase in Deferred Tax Liability	429	—
Increase in Accrued Expenses	1,663	848
Net Cash Provided By Operating Activities	7,014	3,480

Cash Flow From Investing Activities:
Purchase of Mining, Milling and Other Property and
Equipment	(3,323)	(2,809)
Purchase of Intangibles	(180)	(90)
Net Cash Used in Investing Activities	(3,503)	(2,899)

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The
	Six Months Ended
	January 31,
	2009	2008

Cash Flow From Financing Activities:
Advances to Affiliate	4	8
Repayments on Notes Payable	(2,250)	—
Proceeds From Issuance of Common Stock	121	2,156
Net Cash (Used in) Provided By Financing Activities	(2,125)	2,164
Effect of Exchange Rate Changes	(3,530)	27
(Decrease) Increase In Cash and Cash Equivalents	(2,144)	2,772
Cash and Cash Equivalents - Beginning	10,992	2,225
Cash and Cash Equivalents – Ending	$8,848	$4,997

Supplemental Cash Flow Information:
Cash Paid For Interest	$465	$598
Cash Paid For Income Taxes	$1,569	$1
Non-Cash Financing Activities:
Change in Fair Value of Derivative Instrument	$51	$261

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)
(in thousands, except for per share and ounce amounts)

NOTE 1 - Basis of Presentation

Capital Gold Corporation ("Capital Gold," "the Company," "we" or "us") owns rights to property located in the State of Sonora, Mexico. The Company is engaged in the production of gold and other minerals from its properties in Mexico as well as  exploration for additional mineral properties. All of the Company's mining activities are being performed in Mexico.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position and results of operations and cash flows for the periods presented. They include the accounts of Capital Gold Corporation and its wholly owned and majority owned subsidiaries, Leadville Mining and Milling Holding Corporation, Minera Santa Rita, S.A de R.L. de C.V.(“MSR”) and Oro de Altar S. de R. L. de C.V. (“Oro”) as well as the accounts within Caborca Industrial S.A. de C.V. (“Caborca Industriale”), a Mexican corporation 100% owned by two of the Company’s officers and directors for mining support services. These services include, but are not limited to, the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at slightly above cost.  This entity is considered a variable interest entity under accounting rules provided under FIN 46, “Consolidation of Variable Interest Entities”.

All significant intercompany accounts and transactions are eliminated in consolidation.  Certain items in these financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s results of operations, stockholders’ equity or cash flows.

The notes to the consolidated financial statements contained in the Annual Report on Form 10-K/A for the year ended July 31, 2008 should be read in conjunction with these consolidated financial statements.  Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payments” (“SFAS 123R”). Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of SFAS 123R using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123R, except that forfeitures rates will be estimated for all options, as required by SFAS 123R.

The cumulative effect of applying the forfeiture rates is not material. SFAS 123R requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant-date fair values of stock options and warrants granted during the six months ended January 31, 2009 and 2008, were $0.48 and $0.32, respectively. The fair values of the options and warrants granted were estimated based on the following weighted average assumptions:

	Six months ended January 31,
	2009	2008
Expected volatility	69.98 – 79.72%	47.60 – 58.69%
Risk-free interest rate	.86 – 1.56%	3.74%
Expected dividend yield	—	—
Expected life	2.0 – 5.0 years	6.3 years

Stock option and warrant activity for employees during the year ended July 31, 2008, and six months ended January 31, 2009 is as follows (all tables in thousands, except for option, price and term data):

	Number of Options	Weighted Average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value
Outstanding at July 31, 2007	2,500,000	$.34	1.20	$255
Options granted	2,500,000	.63
Options exercised	(1,450,000)	.32	—	—
Options expired	—	—	—	—
Warrants and options outstanding at July 31, 2008	3,550,000	$.55	4.00	$334
Options granted	1,000,000	$.49	—	—
Options exercised	(250,000)	.34	—	—
Options expired	(300,000)	.35	—	—
Warrants and options outstanding at January 31, 2009	4,000,000	$.56	5.15	$263
Warrants and options exercisable at January 31, 2009	1,833,300	$.54	2.45	$170

Unvested stock option and warrant balances for employees at January 31, 2009 are as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Outstanding at July 31, 2007	150,000	$.32	0.67	$18
Options granted	2,500,000	$.63	—	—
Options vested	(900,000)	$.58	—	—
Unvested Options outstanding at July 31, 2008	1,750,000	$.63	4.49	$8
Options granted	1,000,000	$.49	—	—
Options vested	(583,300)	.63	—	—
Unvested Options outstanding at January 31, 2009	2,166,700	$.59	5.77	$140

Stock option and warrant activity for non-employees during the year ended July 31, 2008, and six months ended January 31, 2009 is as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Warrants and options outstanding at July 31, 2007	22,535,542	$.33	1.48	$2,578
Options granted	1,715,000	.66	—	—
Options exercised	(21,555,542)	.33	—	—
Options expired	(680,000)	.30	—	—
Warrants and options outstanding at July 31, 2008	2,015,000	$.62	3.54	$54
Options granted	1,400,000	$.50	—	—
Options exercised	(100,000)	.36	—	—
Options expired	(100,000)	—	—
Warrants and options outstanding at January 31, 2009	3,215,000	$.58	3.78	$154
Warrants and options exercisable at January 31, 2009	1,974,958	$.61	1.92	$35

Unvested stock options and warrant balances for non-employees at January 31, 2009 are as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Outstanding at July 31, 2007	—	—	—	—
Options granted	650,000	$.63	—	—
Options vested	(195,000)	$.63	—	—
Unvested Options outstanding at July 31, 2008	455,000	$.63	4.49	$3
Options granted	1,275,000	$.49	—	—
Options vested	(457,458)	.50	—	—
Unvested Options outstanding at January 31, 2009	1,272,542	$.54	5.38	$179

The impact on the Company’s results of operations of recording equity based compensation for the six months ended January 31, 2009 and 2008 for employees and non-employees was approximately $588 and $327 and reduced earnings per share by $0.00 and $0.00 per basic and diluted share, respectively.

As of January 31, 2009, there was approximately $983 of unrecognized equity based compensation cost related to options granted to executives and employees which have not yet vested.

NOTE 3 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

	(in thousands)
	January 31, 2009	July 31, 2008
Marketable equity securities, at cost	$50	$50
Marketable equity securities, at fair value (See Notes 9 & 13)	$60	$65

NOTE 4 - Ore on Leach Pads and Inventories (“In-Process Inventory”)

	(in thousands)
	January 31, 2009	July 31, 2008
Ore on leach pads	$13,513	$12,176
Total	$13,513	$12,176

Costs that are incurred in or benefit the productive process are accumulated as ore on leach pads and inventories.  Ore on leach pads and inventories are carried at the lower of average cost or market.  The current portion of ore on leach pads and inventories is determined based on the amounts to be processed within the next 12 months.

NOTE 5 – Other Current Assets

Other current assets consist of the following:

	(in thousands)
	January 31, 2009	July 31, 2008
Value added tax to be refunded	$1,194	$425
Other	6	65
Total Other Current Assets	$1,200	$490

NOTE 6 – Property and Equipment

Property and Equipment consist of the following:

	(in thousands)
	January 31, 2009	July 31, 2008
Process equipment and facilities	$23,084	$21,693
Mining equipment	2,248	974
Mineral properties	141	141
Construction in progress	1,876	1,277
Computer and office equipment	343	316
Improvements	16	16
Furniture	47	38
Total	27,755	24,455
Less: accumulated depreciation	(5,218)	(3,537)
Property and equipment, net	$22,537	$20,918

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

The Company paid $337 as an initial deposit on the procurement of new secondary crusher for the El Chanate mine.  The total cost for this piece of equipment is approximately $1,012 (See Note 19).

Depreciation expense for the six months ended January 31, 2009 and 2008 was approximately $1,681 and $1,274, respectively.

NOTE 7 - Intangible Assets

Intangible assets consist of the following:

	(in thousands)
	January 31, 2009	July 31, 2008
Repurchase of Net Profits Interest	$500	$500
Water Rights	241	134
Mobilization Payment to Mineral Contractor	70	70
Reforestation fee	73	—
Investment in Right of Way	18	18
Total	902	722
Accumulated Amortization	(560)	(541)
Intangible assets, net	$342	$181

Purchased intangible assets consisting of rights of way, water rights, easements and net profit interests are carried at cost less accumulated amortization.  Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the UOP method.  It is the Company’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with SFAS 144.  There was no impairment at January 31, 2009.

Amortization expense for the six months ended January 31, 2009 and 2008 was approximately $19 and $391, respectively.  The Repurchase of Net Profits Interest was fully amortized as of April 30, 2008.

NOTE 8 - Mining Concessions

Mining concessions consist of the following:

	(in thousands)
	January 31, 2009	July 31, 2008
El Chanate	$45	$45
El Charro	25	25
Total	70	70
Less: accumulated amortization	(16)	(11)
Total	$54	$59

The El Chanate concessions are carried at historical cost and are being amortized using the UOP method. They were acquired in connection with the purchase of the stock of Minera Chanate.

MSR acquired an additional mining concession – El Charro in 2005. El Charro lies within the current El Chanate property boundaries. MSR is required to pay 1.5% net smelter royalty in connection with the El Charro concession.

Amortization expense for the six months ended January 31, 2009 and 2008 was approximately $5 and $4, respectively.

NOTE 9 - Loans Receivable - Affiliate

Loans receivable - affiliate consist of expense reimbursements due from a publicly owned corporation in which the Company has an investment.  The Company's president and chairman of the board of directors was an officer and director of that corporation until March 10, 2008.  These loans are non-interest bearing and due on demand (see Notes 3 & 13).

NOTE 10 – Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	January 31, 2009	July 31, 2008

Net profit interest	$1,000	$753
Net smelter return	263	189
Mining contractor	216	193
Income tax payable	1,568	777
Utilities	132	110
Interest	34	72
Salaries, wages and employee benefits	780	334
Other liabilities	343	245
	$4,336	$2,673

NOTE 11 - Reclamations and Remediation Liabilities (“Asset Retirement Obligations”)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and closure costs.  The Asset Retirement Obligation is based on when the spending of the reclamation for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the Asset Retirement Obligation at each mine site.  The Company reviewed the estimated present value of the El Chanate mine reclamation and closure costs as of July 31, 2008.  This review resulted in an increase in the Asset Retirement Obligation by approximately $293.  As of January 31, 2009, approximately $1,215 was accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” For the six months ended January 31, 2009, the Company reclaimed certain areas at its El Chanate mine representing approximately $23.  Accretion expense for the six months ended January 31, 2009 and 2008 was approximately $75 and $73, respectively.

NOTE 12 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) consists of foreign translation gains and losses, unrealized gains and losses on marketable securities and fair value changes on derivative instruments and is summarized as follows:

	Foreign currency items	Unrealized gain (loss) on securities	Change in fair value on interest rate swaps	Accumulated other comprehensive income
Balance as of July 31, 2008	$681	$15	$64	$760
Income (loss)	(3,530)	(5)	(51)	(3,586)
Balance as of January 31, 2009	$(2,849)	$10	$13	$(2,826)

The Company has not recognized any income tax benefit or expense associated with other comprehensive income items for the year ended July 31, 2008 and the six months ended January 31, 2009.

NOTE 13 - Related Party Transactions

In August 2002, the Company purchased marketable equity securities of a related company. The Company also recorded approximately $4 and $3 in expense reimbursements including office rent from this entity for the six months ended January 31, 2009 and 2008, respectively (see Notes 3 and 9).

The Company utilizes Caborca Industrial, a Mexican corporation that is 100% owned by Gifford A. Dieterle, the Company’s Chief Executive Officer, and Jeffrey W. Pritchard, the Company’s Executive Vice President, for mining support services. These services include but are not limited to the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at slightly above cost. Mining expenses charged by Caborca Industrial and eliminated upon consolidation amounted to approximately $2,387 and $1,522 for the six months ended January 31, 2009 and 2008, respectively.

The Company incurred approximately $11 during the six months ended January 31, 2009, for services provided related to marketing materials.  The firm providing the services is owned and operated by relatives of the Company’s Chief Operating Officer, John Brownlie.

At the recommendation of the Compensation Committee and upon approval by the Board of Directors, on January 20, 2009, effective as of January 1, 2009, the Company entered into (i) amended and restated employment agreements with Gifford Dieterle, President and Treasurer, and Jeffrey Pritchard, Executive Vice President and (ii) amended and restated engagement agreements with Christopher Chipman, Chief Financial Officer, John Brownlie, Chief Operating Officer, and Scott Hazlitt, Vice President of Mine Development (collectively, the “Amended Agreements”).

Each of the Amended Agreements modify the previous employment agreement or engagement agreement in three ways.  First, the Company removed a provision from the Agreement Regarding Change in Control, which is attached as an exhibit to each of the Amended Agreements, that provided that, upon a change in control of the Company, the exercise price of all issued and outstanding options would decrease to $0.01. Second, the Company made the terms of each of the Amended Agreements consistent so that each Amended Agreement expires on December 31, 2011.  Finally, the Amended Agreements incorporate amendments made in December 2008 to the employment agreements and engagement agreements to bring such agreements into documentary compliance with Section 409A of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder (the “Code”).

NOTE 14 - Stockholders' Equity

Common Stock

At various stages in the Company’s development, shares of the Company’s common stock have been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of services provided or property received.

During the six months ended January 31, 2009, the Company issued 222,500 restricted shares to employees  under its 2006 Equity Incentive Plan. The restricted shares granted vested immediately.  The fair value of the Company’s stock ranged from $0.34 to $0.52 on the date of grant resulting in the Company recording approximately $113 in equity compensation expense.

The Company received proceeds of approximately $122 during the six months ended January 31, 2009 from the exercising of an aggregate of 350,000 options issued to officers and directors.

During the six months ended January 31, 2009 and 2008, the Company recorded approximately $116 and $349 in equity compensation expense related to the vesting of restricted stock grants and stock options, respectively.

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

The Plan is administered by the Company’s Board of Directors which has delegated the administration to the Company’s Compensation Committee.  The Plan provides for Awards to be made to the Company’s employees, directors and consultants and its affiliates, as the Board may select.

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

The Plan provides the Board with the general power to amend the Plan, or any portion thereof, at any time in any respect without the approval of the Company’s stockholders, provided however, that the stockholders must approve any amendment which increases the fixed maximum percentage of shares of common stock issuable pursuant to the Plan, reduces the exercise price of an Award held by a director, officer or ten percent stockholder or extends the term of an Award held by a director, officer or ten percent stockholder.  Notwithstanding the foregoing, stockholder approval may still be necessary to satisfy the requirements of Section 422 of the Code, Rule 16b-3 of the Securities Exchange Act of 1934, as amended or any applicable stock exchange listing requirements. The Board may amend the Plan in any respect it deems necessary or advisable to provide eligible Employees with the maximum benefits provided or to be provided under the provisions of the Code and the regulations promulgated thereunder relating to Incentive Stock Options and/or to bring the Plan and/or Incentive Stock Options granted under it into compliance therewith.  Rights under any Award granted before amendment of the Plan cannot be impaired by any amendment of the Plan unless the Participant consents in writing.  The Board is empowered to amend the terms of any one or more Awards; provided, however, that the rights under any Award shall not be impaired by any such amendment unless the applicable Participant consents in writing and further provided that the Board cannot amend the exercise price of an option, the Fair Market Value of an Award or extend the term of an option or Award without obtaining the approval of the stockholders if required by the rules of the TSX or any stock exchange upon which the common stock is listed.

On November 1, 2008, the Company issued two year options to purchase the Company’s common stock at an exercise price of $0.65 per share to an investor relations firm for services provided.  These options are for the purchase of 100,000 shares.  The Company utilized the Black-Scholes Method to fair value the 100,000 options received by this firm and recorded approximately $6 as equity based compensation expense.  The grant date fair value of each stock option was $0.06.

On December 3, 2008, the Company issued two year options to purchase the Company’s common stock at an exercise price of $0.35 per share to its then SEC counsel.  These options are for the purchase of 25,000 shares.  The Company utilized the Black-Scholes Method to fair value the 25,000 options received by these individuals and recorded approximately $4 as equity based compensation expense.  The grant date fair value of each stock option was $0.16.

On January 20, 2009, at the recommendation of the Compensation Committee and on the approval by the Board of Directors, the Company’s executive officers and directors were granted 2,275,000 stock options under our 2006 Equity Incentive Plan as incentive compensation. The stock options were awarded as follows:  Gifford Dieterle – 500,000, John Brownlie – 500,000, Jeffrey Pritchard – 500,000, Christopher Chipman – 250,000, Scott Hazlitt – 250,000, Ian Shaw – 75,000, John Postle – 50,000, Mark T. Nesbitt – 50,000, Roger Newell -50,000 and Robert Roningen – 50,000.  The stock options have a term of five years and vest as follows: one-third vested upon issuance and the balance vests on a one-third basis annually thereafter. The exercise price of the stock options is $0.49 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan, unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon the happening of a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  The Company utilized the Black-Scholes method to fair value the 2,250,000 options received by these individuals totaling $647,000.  The grant date fair value of each stock option was $0.29.

NOTE 15 - Debt

Long term debt consists of the following:

	(in thousands)
	January 31, 2009	July 31, 2008

Total debt	$10,250	$12,500

Less current portion	4,050	4,125

Long-term debt	$6,200	$8,375

In September 2008, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) involving our wholly owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), the Company, as guarantor, and Standard Bank PLC (“Standard Bank”), as the lender. The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006 (the “Original Agreement”).  Under the Original Agreement, MSR and Oro borrowed money in an aggregate principal amount of up to US$12,500 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico.  The Company guaranteed the repayment of the Term Loan and the performance of the obligations under the Original Agreement.  As of January 31, 2009, the outstanding amount on the term note was $10,250 and accrued interest on this facility was approximately $34.

The Credit Agreement also established a new senior secured revolving credit facility that permits the Borrowers to borrow up to $5,000 during the one year period after the closing of the Credit Agreement.  Term Loan principal shall be repaid quarterly commencing on September 30, 2008 and consisting of four payments in the amount of $1,125, followed by eight payments in the amount of $900 and two final payments in the amount of $400.  There is no prepayment fee.  There was no amount outstanding on the revolving credit facility as of January 31, 2009.  Principal under the Term Loan and the Revolving Loans shall bear interest at a rate per annum equal to the LIBO Rate plus 2.5% and 2.0% per annum, respectively.

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

In connection with the amendment of the Company’s credit arrangement proceedings in September 2008, MSR, as a condition precedent to closing, obtained a six month waiver letter from the Lender of any default or event of default as a result of not being in compliance with regulations of Mexican federal law with regard to certain filing and environmental bonding issues in connection with the operation of mining the El Chanate concessions as well as certain insurance requirements.  MSR has not yet complied with these regulations due to the absence of professionals in the area qualified to conduct studies to facilitate compliance.  MSR has agreed to make a commercially reasonable effort to come into compliance with these requirements.  The Company believes it has met the insurance requirements required by the Lender.  MSR has made significant progress on compliance with the aforementioned Mexican federal law regulations and believes it will be compliant by April 2009.  The original waiver letter expired on March 9, 2009; therefore, on March 6, 2009, the Company obtained a three month extension from the Lender.

As of January 31, 2009, except for the aforementioned waiver, the Company and its related entities were in compliance with all debt covenants and default provisions.

The Loan is secured by all of the tangible and intangible assets and property owned by MSR and Oro.  As additional collateral for the Loan, the Company, together with its subsidiary, Leadville Mining & Milling Holding Corporation, has pledged all of its ownership interest in MSR and Oro.

In March 2006, the Company entered into a gold price protection arrangement to protect it against future fluctuations in the price of gold and interest rate swap agreements in October 2006 in accordance with the terms of the credit arrangements with Standard Bank (See Note 16 for more details on these transactions).

NOTE 16 - Sales Contracts, Commodity and Financial Instruments

Gold Price Protection Agreement

In March 2006, in conjunction with the Company’s credit facility, the Company entered into two identically structured derivative contracts with Standard Bank (See Note 15).  Both derivatives consisted of a series of forward sales of gold and a purchase gold cap.  Under these contracts, the Company agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010.  The Company also agreed to purchase gold caps.  The caps allow the Company to buy gold at a price of $535 per ounce covering the same volume and horizon as the forward sales.  This combination of forward sales with purchased call options synthesizes a put position, which, in turn, serves to put a floor on the Company’s sales price.  The volume of these derivative positions represents about 68% and 90% of sales during the six months ended

January 31, 2009 and 2008, respectively, such that these derivative positions mitigate the Company’s gold price risk, rather than eliminate or reverse the natural exposure of the Company.

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

The following is a reconciliation of the derivative contracts regarding the Company’s Gold Price Protection agreement:

(in thousands)
Liability balance as of July 31, 2008	$738
Loss on change in fair value of derivative	569
Net cash settlements	(588)
Liability balance as of January 31, 2009	$719

For the six months ended January 31, 2009 and 2008, the Company has paid Standard Bank approximately $588 and $591 on the settlement of 16,811 and 16,895 ounces, respectively.  Since inception, the Company has paid Standard Bank an aggregate of approximately $2,229 on the settlement of 63,694 ounces.  These expenses were incurred concurrently with sales revenues that reflected actual sales of physical gold at market prices well above the option strike price of $535 per ounce.  The remaining ounces to settle with regard to this agreement amounted to 58,233 as of January 31, 2009.

Rather than modifying the original Gold Price Protection agreement with Standard Bank to satisfy these forward sale obligations, the Company has opted for a net cash settlement between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per oz.

See Note 19 - Subsequent Events for more information regarding the close-out of this arrangement.

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

The following is a reconciliation of the derivative contract regarding the Company’s Interest Rate Swap agreement:

(in thousands)
Liability balance as of July 31, 2008	$192
Change in fair value of derivative	95
Interest expense (income)	50
Net cash settlements	(69)
Liability balance as of January 31, 2009	$268

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

The Effect of Derivative Instruments on the Statement of Financial Performance (in thousands):

Quarter Ended	Derivatives in Cash Flow Hedging Relationships	Effective Results Recognized in OCI	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Income	Ineffective Results Recognized in Earnings	Location of Ineffective Results
4/30/08	Interest Rate contracts	$28	Interest Income (Expense)	(24)	—	N/A
7/31/08	Interest Rate contracts	$19	Interest Income (Expense)	(49)	—	N/A
10/31/08	Interest Rate contracts	$(38)	Interest Income (Expense)	(38)	—	N/A
1/31/09	Interest Rate contracts	$(95)	Interest Income (Expense)	(35)	—	N/A

Quarter Ended	Derivatives Not Designated in Hedging Relationships	Location of Results	Amount of Gain (Loss)
4/30/08	Gold contracts	Other Income (Expense)	$(337)
7/31/08	Gold contracts	Other Income (Expense)	$(319)
10/31/08	Gold contracts	Other Income (Expense)	$(304)
1/31/09	Gold contracts	Other Income (Expense)	$(274)

Fair Value of Derivative Instruments in a Statement of Financial Position and the Effect of Derivative Instruments on the Statement of Financial Performance (in thousands):

	Liability Derivatives
April 30, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$274
Derivatives designated as non-hedging instruments
Gold derivatives	Current Liabilities	$702

July 31, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$192
Derivatives designated as non- hedging instruments
Gold derivatives	Current Liabilities	$738

	Liability Derivatives
October 31, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$199
Derivatives designated as non- hedging instruments
Gold derivatives	Current Liabilities	$734

January 31, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$268
Derivatives designated as non-hedging instruments
Gold derivatives	Current Liabilities	$719

NOTE 17 – Income Taxes

The Company’s Income tax (expense) benefit for the six months ended consisted of:

	(in thousands)
	January 31, 2009	January 31, 2008
Current:
United States	$—	$—
Foreign	(1,924)	(165)
	(1,924)	(165)
Deferred:
United States	—	—
Foreign	(785)	—
	—	—
Total	$(2,709)	$(165)

The Company’s Income (loss) from operations before income tax for the six months ended consisted of:

	(in thousands)
	January 31, 2009	January 31, 2008

United States	$(2,965)	$(2,780)
Foreign	10,807	6,818
Total	$7,842	$4,038

The Company’s current intent is to permanently reinvest its foreign affiliate’s earnings; accordingly, no U.S. income taxes have been provided for the unremitted earnings of the Company’s foreign affiliate.

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

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized. Net deferred tax benefits related to the U.S. operations have been fully reserved. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

NOTE 18 – Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2009. In February 2008, the FASB staff issued FSP No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s beginning January 1, 2009, and are not expected to have a significant impact on the Company.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of FAS 157 in an inactive market. The intent of this FSP is to provide guidance on how the fair value of a financial asset is to be determined when the market for that financial asset is inactive. FSP FAS 157-3 states that determining fair value in an inactive market depends on the facts and circumstances, requires the use of significant judgment and in some cases, observable inputs may require significant adjustment based on unobservable data. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when determining fair value of an asset in an inactive market. FSP FAS 157-3 was effective upon issuance. The Company has incorporated the principles of FSP FAS 157-3 in determining the fair value of financial assets when the market for those assets is not active.

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at January 31, 2009 (in thousands)
Assets:	Total	Level 1	Level 2	Level 3
Cash equivalents	$4,314	$4,314	$—	$—
Marketable securities	60	60	—	—
	$4,374	$4,374	$—	$—
Liabilities:
Gold price protection	$719	$—	$719	$—
Interest rate swap	268	—	268	—
	$987	$—	$987	$—

The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash instruments that are valued based on quoted market prices in active markets are primarily money market securities.

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

The Company’s derivative instrument is valued using pricing models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. The Company’s derivative (Gold Price Protection arrangement) trades in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

The Company has an interest rate swap contract to hedge a portion of the interest rate risk exposure on its outstanding loan balance. The hedged portion of the Company’s debt is valued using pricing models which require inputs, including risk-free interest rates and credit spreads. Because the inputs are derived from observable market data, the hedged portion of the debt is classified within Level 2 of the fair value hierarchy.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 were adopted January 1, 2009. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations” (“FAS 141”). FSP 142-3 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP 142-3 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 19 – Subsequent Events

In February 2009, the Company paid $337 as the second deposit on the procurement of a new secondary crusher for the El Chanate mine.  The amount paid towards this commitment is $674.  The total cost for this piece of equipment is approximately $1,012.

On February 24, 2009, the Company settled with Standard Bank, Plc., the remaining 58,233 ounces of gold under the original Gold Price Protection arrangements entered into in March 2006. The purpose of these arrangements at the time was to protect the Company in the event the gold price dropped below $500 per ounce. Total remuneration to unwind these arrangements was approximately $1,900. In conjunction with the settlement of the gold price protection agreement, the Company will incur an other expense of approximately $1,200 during the fiscal quarter ended April 30, 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except for per share and ounce amounts)

Cautionary Statement on Forward-Looking Statements

Certain statements in this report constitute “forwarding-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Certain of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  All statements, other than statements of historical fact, included in this report regarding our financial position, business and plans or objectives for future operations are forward-looking statements.  Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding exploration, costs, grade, production and recovery rates, permitting, financing needs and the availability of financing on acceptable terms or other sources of funding are all forward-looking in nature.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including, but not limited to, the factors discussed below in Part II; Item 1A. “Risk Factors,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this report.  We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

Through wholly owned subsidiaries, Capital Gold Corporation (the “Company” or “we”) owns 100% of 16 mining concessions located in the Municipality of Altar, State of Sonora, Republic of Mexico totaling approximately 3,544 hectares (8,756 acres or 13.7 square miles).  We commenced mining operations on two of these concessions in late March 2007 and achieved gold production and revenue from operations in early August 2007.  We sometimes refer to the operations on these two concessions as the El Chanate Project.

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

The following production summary estimate has been extracted from the 2007 Report.  Please note that the reserves as stated are an estimate of what can be economically and legally recovered from the mine and, as such, incorporate losses for dilution and mining recovery.  The 832,280 ounces of contained gold represent ounces of gold contained in ore in the ground, and therefore do not reflect losses in the recovery process.  Total gold produced is estimated to be 555,960 ounces, or approximately 66.8%

of the contained gold.  The gold recovery rate is expected to average approximately 66.8% for the entire ore body.  Individual portions of the ore body may experience varying recovery rates ranging from about 73% to 48%.  Oxidized and sandstone ore types may have recoveries of about 73%; fault zone ore type recoveries may be about 64%; siltstone ore type recoveries may be about 48% and latite intrusive ore type recoveries may be about 50%.

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

**  Based on mining rate of 7,500 metric tonnes per day of ore.  It does not take into account the anticipated increase of 10,000 metric tonnes per day or more.

El Chanate Project

Production Summary

In the mineral resource block model developed, with blocks 6m (meters) x 6m x 6m high, Measured and Indicated resources (corresponding to Proven and Probable reserves, respectively, when within the pit design) were classified in accordance with the following scheme:

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

•	Blocks with a grade estimate that did not meet the above criteria were classified as Inferred (and were classed as waste material in the mining reserves estimate);

•	Blocks outside the above search radii or outside suitable geological zones were not assigned a gold grade or a resource classification.

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

We commenced production at the El Chanate property on July 31, 2007.  For the six months ended January 31, 2009 and 2008, we sold 24,690 and 18,744 ounces of gold, respectively.  Gold production at El Chanate is currently at a level of approximately 5,000 ounces of gold per month. We have implemented steps which we anticipate will effectively increase annualized production rates to approximately 70,000 ounces per year in 2009.  We have paid $674 over the past few months as deposits on the procurement of a new secondary crusher with the intention of increasing the throughput within the crushing circuit The total cost for this piece of equipment is approximately $1,012.  We completed the leach pad expansion and ADR plant improvements in January 2009.  Management has been, and anticipates that it will continue to, fund expansion costs with its cash on hand as well as through revenues from gold sales.

The following table represents a summary of our proven and probable mineral reserves.

Proven and probable mineral reserve (Ktonnes of ore)	January 31, 2009	July 31, 2008
Ore	—	—
Beginning balance (Ktonnes)	35,286	38,785
Additions	—	—
Reductions	(1,905)	(3,499)
Ending Balance	33,381	35,286

Contained gold
Beginning balance (thousand of ounces)	719	814
Additions	—	—
Reductions	(53)	(95)
Ending Balance	666	719

In September 2008, we initiated a 10 hole deep core drilling campaign at our El Chanate mine consisting of 2,500 meters, which targeted the southern extremity of the main pit.  Once this data has been compiled and analyzed, it will be combined with results from a previous drilling campaign initiated in December 2007 which consisted of 26 reverse circulation holes amounting to 4,912 meters.  These drill holes were mainly positioned to test the outer limits of the currently known ore zones within the main pit.  All data will be combined with the intention of increasing proven and probable reserves.

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

The Company reports total cash cost on a sales basis. Total cash cost includes mine site operating costs such as mining, processing, administration, royalties and production taxes, but is exclusive of amortization, reclamation, capital and exploration costs. Total cash cost is then divided by ounces sold to arrive at the total cash cost of sales. The measure, along with sales, is considered to be a key indicator of a company’s ability to generate operating earnings and cash flow from its mining operations. This data is furnished to provide additional information and is a non-GAAP measure. It should not be considered in isolation as a substitute for measures of performance prepared in accordance with GAAP and is not necessarily indicative of operating costs presented under GAAP.

Three months ended January 31, 2009 compared to three months ended January 31, 2008

Net income for the three months ended January 31, 2009 and 2008 was approximately $3,196 and $2,126, respectively, representing an increase of approximately 50% over the prior period. Net income before income taxes was $4,978 and $2,291 for the three months ended January 31, 2009 and 2008, respectively, which represented an increase of 117%.  Net income and net income before tax increased primarily as a result of higher revenues and ounces sold during the current quarter as compared to the same period a year ago.  There was minimal income tax expense in the prior period due to a net operating loss carryforward within our wholly-owned subsidiary, MSR, that offset tax that would otherwise have been due.  This loss carry-forward was fully utilized as of December 31, 2007.   Net income per common share was $0.02 and $0.01 for the three months ended January 31, 2009 and 2008, on both a basic and diluted basis, respectively.

Revenues & Costs Applicable to Sales

Gold sales in the current period totaled approximately $11,369 as compared to $8,043 in the prior period representing an increase of approximately $3,326 or 41%.  We sold 13,277 ounces at an average realizable price per ounce of approximately $856 in the current period.  We sold 9,550 ounces at an average realizable price per ounce of $843 during the same period last year.

Costs applicable to sales were approximately $3,655 and $2,419, respectively, for the three months ended January 31, 2009 and 2008, an increase of approximately $1,236 or 51%, which increased in conjunction with our increase in revenues.  Our cash cost and total cost per ounce sold, including royalties, was $251 and $290, respectively, for the three months ended January 31, 2009.  For the three months ended January 31, 2008, cash and total cost per ounce sold was $252 and $315, respectively.  Cash costs in the current period were consistent with the same period in the prior year.  Total costs per ounce sold decreased versus the same period last year primarily due to 3,727 more gold ounces being sold during the current period versus the prior period.

Revenues from by-product sales (silver) are credited to Costs applicable to sales as a by-product credit.  Silver sales totaled 20,000 ounces amounting to approximately $225 during the three months ended January 31, 2009.   There were no silver sales during the same period last year.

Depreciation and Amortization

Depreciation and amortization expense during the three months ended January 31, 2009 and 2008 was approximately $755 and $881, respectively.  The primary reason for the decrease of approximately $126 was due to amortization charges recorded in the prior period related to the repurchase of the 5% net profit interest acquired in 2006 for $500.  This was fully amortized during the quarterly period ended April 30, 2008.  Depreciation and amortization also includes deferred financing costs resulting from the credit arrangements entered into with Standard Bank Plc.  This accounted for approximately $247 and $272 of depreciation and amortization expense during the three months ended January 31, 2009 and 2008, respectively.

General and Administration Expense

General and administrative expenses during the three months ended January 31, 2009 were approximately $1,061, a decrease of approximately $310 or 23% from the three months ended January 31, 2008. The decrease in general and administrative expenses was primarily due to smaller bonuses paid in the three months ended January 31, 2009 compared to the three months ended January 31, 2008.

Exploration Expense

Exploration expense during the three months ended January 31, 2009 and 2008 was approximately $406 and $496, respectively, or a decrease of $90 or 18%.  Exploration costs during the current period mainly consisted of on-going exploration and geochemical work being conducted on our leased concessions located northwest of Saric, Sonora.  Exploration expense in the prior period included a drilling campaign initiated in December 2007 which consisted of 26 reverse circulation holes amounting to 4,912 meters which represented the primary reason for costs decreasing during the current period.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the three months ended January 31, 2009 and 2008, was approximately $274 and $342, respectively, and was reflected as an “Other Expense.” This was primarily due to the change in fair value of our two identically structured derivative contracts with Standard Bank which correlates to fluctuations in the gold price.  These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

Interest expense was approximately $227 for the three months ended January 31, 2009 compared to approximately $288 for the same period a year earlier.  This decrease was mainly due to lower interest charges incurred during the current period related to our credit arrangements with Standard Bank.  As of January 31, 2009, there was $10,250 outstanding on our term note.

Six months ended January 31, 2009 compared to six months ended January 31, 2008

Net income for the six months ended January 31, 2009 and 2008 was approximately $5,133 and $3,873, respectively, representing an increase of approximately 33% over the prior period.  Net income before income taxes was $7,842 and $4,038 for the six months ended January 31, 2009 and 2008, respectively, which represented an increase of 94%.  Net income and net income before tax increased primarily as a result of higher revenues and ounces sold during the six months ended January 31, 2009, as compared to the same period a year ago.  There was minimal income tax expense in the prior period due to a net operating loss carryforward within our wholly-owned subsidiary, MSR, that offset tax that would otherwise would have been due.  This loss carry-forward was fully utilized as of December 31, 2007.   Net income per common share was $0.03 and $0.02 for the six months ended January 31, 2009 and 2008, on both a basic and diluted basis, respectively.

Revenues & Costs Applicable to Sales

Gold sales in the current period totaled approximately $20,544 as compared to $14,569 in the prior period representing an increase of approximately $5,975 or 41%.  We sold 24,690 ounces at an average realizable price per ounce of approximately $832 in the current period.  We sold 18,744 ounces at an average realizable price per ounce of $779 during the same period last year.

Costs applicable to sales were approximately $6,697 and $4,568, respectively, for the six months ended January 31, 2009 and 2008, an increase of approximately $2,129 or 47%, which increased in conjunction with our increase in revenues.  Our cash cost and total cost per ounce sold, including royalties, was $260 and $299, respectively, for the six months ended January 31, 2009.  For the six months ended January 31, 2008, cash and total cost per ounce sold was $246 and $314, respectively.  The primary reason we experienced a cash cost increase this period versus the prior period was attributable to the Company incurring $806 on the net profit interest due to Royal Gold.  As of January 31, 2009, we had approximately $1,000 accrued towards this net profit interest which represents the total amount due under our agreement.

Revenues from by-product sales, which consist of silver, are credited to Costs applicable to sales as a by-product credit. By-product sales amounted to $524 and $145 for the six months ended January 31, 2009 and 2008, on silver ounces sold of 45,334 and 10,000, respectively.

Depreciation and Amortization

Depreciation and amortization expense during the six months ended January 31, 2009 and 2008 was approximately $1,458 and $1,830, respectively.  The primary reason for the decrease of approximately $372 or 20% was due to amortization charges recorded in the prior period related to the repurchase of the 5% net profit interest acquired in 2006 for $500.  This was fully amortized during the quarterly period ended April 30, 2008 and $378 was amortized through January 31, 2008.  Depreciation and amortization also includes deferred financing costs resulting from the credit arrangements entered into with Standard Bank Plc.  This accounted for approximately $484 and $544 of depreciation and amortization expense during the six months ended January 31, 2009 and 2008, respectively.

General and Administration Expense

General and administrative expenses during the six months ended January 31, 2009 were approximately $2,438, an increase of approximately $158 or 7% from the six months ended January 31, 2008. The increase in general and administrative expenses resulted primarily from: 1) higher salaries and wages due to the hiring of additional finance and administrative personnel, 2) the effect of compensation increases to executives enacted in the prior year to levels more commensurate with industry rates, and 3) higher stock compensation expense resulting from the vesting of certain stock options and restricted stock grants issued to officers, directors and employees in the prior year.  The above mentioned increases in compensation, as well as the stock option and restricted stock awards, were granted based upon recommendations from an independent report on executive compensation in the prior year.  This independent report, requested by our Compensation Committee, was obtained in order to assist us in attracting and retaining individuals of experience and ability, to provide incentive to our employees and directors, to encourage employee and director proprietary interests in the Company, and to encourage employees to remain in our employ.

Exploration Expense

Exploration expense during the six months ended January 31, 2009 and 2008 was approximately $896 and $631, respectively, or an increase of $265 or 42%.  The primary reason for the increase can be attributable to increased activity during the current period associated with on-going exploration and geochemical work being conducted on our leased concessions located northwest of Saric, Sonora.  Exploration expense for the current period also included costs incurred from a 10 hole deep core drilling campaign at our El Chanate mine totaling 2,500 meters which targeted the southern extremity of the main pit.  Exploration expense in the prior period included a drilling campaign initiated in December 2007 which consisted of 26 reverse circulation holes amounting to 4,912 meters.  These drill holes were mainly positioned to test the outer limits of the currently known ore zones within the main pit.  All data will be combined with the intention of increasing proven and probable reserves.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the six months ended January 31, 2009 and 2008, was approximately $578 and $703, respectively, and was reflected as an “Other Expense.” This was primarily due to the change in fair value of our two identically structured derivative contracts with Standard Bank, which correlates to fluctuations in the gold price.  These contracts were not designated as hedging derivatives and, therefore, special hedge accounting does not apply.

Interest expense was approximately $427 for the six months ended January 31, 2009 compared to approximately $569 for the six months ended January 31, 2008.  This decrease was mainly due to lower interest charges incurred during the current period related to our credit arrangements with Standard Bank.  As of January 31, 2009, there was $10,250 outstanding on our term note.

Changes in Foreign Exchange Rates

During the six months ended January 31, 2009 and 2008, we recorded equity adjustments from foreign currency translations of approximately $3,530 and $27, respectively.  These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the U.S. dollar and are included as a component of other comprehensive income.  The Mexican Peso and the U.S. dollar exchange rate as of January 31, 2009 was 14.2847.  As of July 31, 2008, such exchange rate was 10.0483.

Summary of Quarterly Results
(000’s except per share Data)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008

Revenues	$11,369	$8,043	$20,544	$14,569
Net Income	$3,196	$2,126	$5,133	$3,873
Basic net income per share	$0.02	$0.01	$0.03	$0.02
Diluted net income per share	$0.02	$0.01	$0.03	$0.02
Gold ounces sold	$13,277	$9,550	$24,690	$18,744
Average price received	$856	$843	$832	$779
Cash cost per ounce sold	$251	$252	$260	$246
Total cost per ounce sold	$290	$315	$299	$314

Summary of Results of Operations

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008

Tonnes of ore mined	879,584	947,845	1,904,680	1,816,840
Tonnes of waste removed	1,040,942	494,020	2,254,382	907,605
Ratio of waste to ore	1.18	0.52	1.18	0.50
Tonnes of ore processed	946,445	911,549	1,954,126	1,740,431
Grade (grams/tonne)	0.90	0.80	0.88	0.82
Gold (ounces)
-Produced(1)	13,646	9,834	25,534	18,885
-Sold	13,277	9,550	24,690	18,744

(1)	Gold produced each year does not necessarily correspond to gold sold during the year, as there is a time delay in the actual sale of the gold.

Liquidity and Capital Resources

Operating activities

Cash provided by operating activities during the six months ended January 31, 2009 was $7,014 as compared to Cash provided by operating activities of $3,480 during the six months ended January 31, 2008.   The increase period-to-period was mainly due to higher net income during the six months ended January 31, 2009, as well as deductions to in-process inventory offset by an increase in accrued expenses.

Investing Activities

Cash used in investing activities during the six months ended January 31, 2009, amounted to approximately $3,503, primarily from the acquisition of mobile equipment, conveyors, ADR plant equipment, and a carbon regeneration kiln.  Cash used in investing activities for the same period a year ago was approximately $2,899, which was due to costs incurred for leach pad expansion, conveyors, additional water rights, and original ADR plant equipment for the El Chanate mine.

Financing Activities

Cash used in financing activities during the six months ended January 31, 2009 amounted to approximately $2,125, primarily from the repayment of the note payable in the amount of $2,250.  Cash provided by financing activities for the same period a year ago was approximately $2,164, which mostly was comprised of proceeds received of approximately $2,156 from the issuance of common stock upon the exercising of 6,321,500 warrants.

Term loan and Revolving Credit Facility

In September 2008, we closed an Amended and Restated Credit Agreement (the “Credit Agreement”) involving our wholly owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), the Company, as guarantor, and Standard Bank PLC (“Standard Bank”), as the lender.  The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006 (the “Original Agreement”).  Under the Original Agreement, MSR and Oro borrowed money in an aggregate principal amount of up to $12,500 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico.  We guaranteed the repayment of the Term Loan and the performance of the obligations under the Original Agreement.  As of January 31, 2009, the outstanding amount on the term note was $10,250 and accrued interest on this facility was approximately $34.

The Credit Agreement also established a new senior secured revolving credit facility that permits the Borrowers to borrow up to $5,000 during the one year period after the closing of the Credit Agreement. The Borrowers may request a borrowing of the Revolving Commitment from time to time, provided that the Borrowers are not entitled to request a borrowing more than once in any calendar month (each borrowing a “Revolving Loan”). Repayment of the Revolving Loans will be secured and guaranteed in the same manner as the Term Loan. Term Loan principal shall be repaid quarterly commencing on September 30, 2008 and consisting of four payments in the amount of $1,125, followed by eight payments in the amount of $900 and two final payments in the amount of $400. There is no prepayment fee.  There was no amount outstanding on the revolving credit facility as of January 31, 2009.  Principal under the Term Loan and the Revolving Loans shall bear interest at a rate per annum equal to the LIBOR Rate, as defined in the Credit Agreement, for the applicable Interest Period plus the

Applicable Margin. An Interest Period can be one, two, three or six months, at the option of the Borrowers. The Applicable Margin for the Term Loan and the Revolving Loans is 2.5% per annum and 2.0% per annum, respectively.  The Borrowers are required to pay a commitment fee in respect of the Revolving Commitment at the rate of 1.5% per annum on the average daily unused portion of the Revolving Commitment.  Pursuant to the terms of the Original Credit Agreement, Standard Bank exercised significant control over the operating accounts of MSR located in Mexico and in the United States. Standard Bank’s control over the accounts has been lifted significantly under the terms of the Credit Agreement, giving the Borrowers authority to exercise primary day-to-day control over the accounts.  However, the accounts remain subject to an account pledge agreement between MSR and Standard Bank.

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

In connection with the amending of our credit agreements in September 2008, MSR, as a condition precedent to closing, obtained a six month waiver letter from the Lender of any default or event of default as a result of not being in compliance with regulations of Mexican federal law with regard to certain filing and environmental bonding issues in connection with the operation of mining the El Chanate concessions as well as certain insurance requirements.  MSR has not yet complied with these regulations due to the absence of professionals in the area qualified to conduct studies to facilitate compliance. MSR believes that the Mexican government is aware of these barriers to compliance and that it has not enforced the Requirements against MSR or other mining companies in Sonora. MSR has agreed to make a commercially reasonable effort to come into compliance with these requirements.  See also “Environmental and Permitting Issues” section below.  We believe we have met the insurance requirements required by the Lender.  MSR has made significant progress on compliance with the aforementioned Mexican federal law regulations and believes it will be compliant by April 2009.  The original waiver letter expired on March 9, 2009; therefore, on March 6, 2009, we obtained a three month extension from our lender.

As of January 31, 2009, except for the aforementioned waiver, the Company and its related entities were in compliance with all debt covenants and default provisions.  For the purposes of meeting these financial covenants, the accounts of Caborca Industrial are not required to be included in the calculation of these covenants.

Environmental and Permitting Issues

Management does not expect that environmental issues will have an adverse material effect on our liquidity or earnings.  In Mexico, although we must continue to comply with laws, rules and regulations concerning mining, environmental, health, zoning and historical preservation issues, we are not aware of any significant environmental concerns or existing reclamation requirements at the El Chanate concessions.  We have received the required Mexican government permits and extensions for construction, mining and processing the El Chanate ores.  Once we revise our new mine plan, we may need to extend the permits for mining and processing for the new life of mine.  See also “Debt Covenants” above.

We received the renewable explosive permit from the government that expires on December 31, 2009 and is renewable annually.

We include environmental and reclamation costs, on an ongoing basis, in our internal revenue and cost projections.  No assurance can be given that environmental regulations will not be changed in a manner that would adversely affect our planned operations.  We estimated the reclamation costs for the El Chanate site to be approximately $2,900.  Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and closure costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site.  We reviewed the estimated present value of the El Chanate mine reclamation and closure costs as of July 31, 2008.  This review resulted in an increase in the Asset Retirement Obligation by approximately $293.  As of January 31, 2009, approximately $1,215 was accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

We owned properties in Leadville, Colorado for which we have previously recorded an impairment loss.  Part of the Leadville Mining District has been declared a federal Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Superfund Amendments and Reauthorization Act of 1986.  Several mining companies and one individual were declared defendants in a possible lawsuit.  We were not named a defendant or Principal Responsible Party.  We did respond in full detail to a lengthy questionnaire prepared by the Environmental Protection Agency (“EPA”) regarding our proposed procedures and past activities in November 1990.  To our knowledge, the EPA has initiated no further comments or questions.  The Division of Reclamation, Mining and Safety of the State of Colorado (the “Division”) conducted its most recent inspection of our Leadville Mining properties in August 2007.  The Division concluded that based upon 2007 equipment prices and labor costs, an additional $46 was necessary to be bonded with the Division to reclaim the site to achieve the approved post-mining land use.  The total amount of the bond sufficient to perform reclamation as of January 31, 2009, was approximately $82.  We have met this bonding requirement.  During our fiscal year ended July 31, 2008, we sold two of the Leadville Mining claims and the mill for gross proceeds of $100.  We are awaiting our bond to be returned by the Division.

In February 2009, we paid $337 as the second deposit on the procurement of a new secondary crusher for the El Chanate mine.  The amount paid towards this commitment is $674.  The total cost for this piece of equipment is approximately $1,012.

On February 24, 2009, we settled with Standard Bank, Plc., the remaining 58,233 ounces of gold under the original Gold Price Protection arrangements entered into in March 2006. The purpose of these arrangements at the time was to protect the Company in the event the gold price dropped below $500 per ounce. Total remuneration to unwind these arrangements was approximately $1,900.  In conjunction with the settlement of the gold price protection agreement, we will incur other expense of approximately $1,200 during our fiscal quarter ended April 30, 2009.

To date, we have not been adversely affected by the recent volatility in the global credit and foreign exchange markets.  To a minor degree, we have benefited from the devaluation of the Mexican peso compared to the U.S. dollar.  We will continue to assess the evolution of our business and the impact of the global credit crisis.

While we believe that our available funds, in conjunction with anticipated revenues from gold sales, will be adequate to cover capital expenditures, debt service, net smelter return, as well as operating activities at El Chanate and corporate general and administrative expenses for fiscal 2009, if we encounter unexpected problems we may need to raise additional capital.  We also may need to raise additional capital for significant property acquisitions and/or exploration activities. To the extent that we need to obtain additional capital, management intends to raise such funds through the sale of our securities and/or joint venturing with one or more strategic partners.  We cannot assure that adequate additional funding, if needed, will be available.  If we need additional capital and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities.

New Accounting Pronouncements

See Note 18 to the Condensed Consolidated Financial Statements contained in Item 1. Financial Statements above.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Critical accounting policies for us include inventory, revenue recognition, property, plant and mine development, impairment of long-lived assets, accounting for equity-based compensation, environmental remediation costs and accounting for derivative and hedging activities.

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

Property, Plant and Mine Development

Expenditures for new facilities or equipment and expenditures that extend the useful life of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives, which do not exceed the related estimated mine lives, of such facilities based on proven and probable reserves.

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

Intangible Assets

Purchased intangible assets consisting of rights of way, easements and net profit interests are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the units of production method. It is our policy to assess periodically the carrying amount of our purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with SFAS 144. There was no impairment at January 31, 2009.

Fair Value of Financial Instruments

The carrying value of our financial instruments, including cash and cash equivalents, loans receivable and accounts payable approximated fair value because of the short maturity of these instruments.

Revenue Recognition

Revenue is recognized from the sale of gold dore when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered to the refinery, the title and risk of loss has been transferred to the refiner and collection of the sales price is reasonably assured from the customer.  Sales are calculated based upon assay of the dore’s precious metal content and its weight.  The Company receives 95% of the precious metal content contained within the dore from the refinery based upon the preliminary assay of the Company.  We forward an irrevocable transfer letter to the refinery to authorize the transfer of the precious metal content to the customer.  The sale is recorded by us upon the refinery pledging the precious metal content to the customer.  Revenues from by-product sales, which consist of silver, will be credited to Costs applicable to sales as a by-product credit. By-product sales amounted to $524 and $145 for the six months ended January 31, 2009 and 2008, respectively.

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

Effective February 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payments” (“SFAS 123R”). Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.  We adopted the provisions of SFAS 123R using a modified prospective application.  Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes.  Because we previously adopted only the pro forma disclosure provisions of SFAS 123R, we will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123R, except that forfeitures rates will be estimated for all options, as required by SFAS 123R.

Accounting for Derivatives and Hedging Activities

We entered into two identically structured derivative contracts with Standard Bank in March 2006.  Each derivative consisted of a series of forward sales of gold and a purchase gold cap.  We agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010.  We also agreed to purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce.  Although these contracts are not designated as hedging derivatives, they serve an economic purpose of protecting us from the effects of a decline in gold prices.  Because they are not designated as hedges, however, special hedge accounting does not apply.  Derivative results are simply marked to market through earnings, with these effects recorded in other income or other expense, as appropriate under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”).

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

Foreign Currency

Changes in the foreign currency exchange rates in relation to the U.S. dollar may affect our profitability and cash flow.  Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions.  Most of our assets and operations are solely in Mexico; therefore, we are more susceptible to fluctuations in the Mexican peso / U.S. dollar exchange.  Our Mexico operations sell their metal production based on a U.S. dollar gold price as is the general, world-wide convention.  Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins to the extent costs are paid in local currency at foreign operations.  Foreign currency exchange rates in relation to the U.S. dollar have not had a material impact on our determination of proven and probable reserves.  However, if a sustained weakening of the U.S. dollar in relation to the Mexican peso that impacts our cost structure was not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, then profitability, cash flows and the amount of proven and probable reserves in the applicable foreign country could be reduced.  The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate.  We believe, however, that this exchange rate variability has not had a material impact on our financial statements.

Gold Price Protection Agreement

In March 2006, we entered into a Gold Price Protection arrangement with Standard Bank to protect us against future declines in the price of gold.  We agreed to a series of gold forward sales and call option purchases in anticipation of entering into the Credit Facility.  Under the price protection agreement, we have agreed to forward sales for a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce.  These forward sales were to be settled quarterly over the period from March 2007 to September 2010.  We also purchased call options from Standard Bank, enabling the right to purchase gold on the same quarterly basis for the same total volume with a strike price of $535 per ounce.  Together, these forward sales and call options serve to put a floor on our gold sales price and thereby protect us from the effects of the market price falling below $535 per ounce, while allowing us to enjoy the upside of higher gold prices.  To date, we have net settled these contracts, making cash payments reflecting the difference between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per ounce on the volume prescribed by the contracts.

At January 31, 2009, the total contractual ounces to settle and cash payments remaining on the gold price protection agreement were as follows (000s):

Fiscal year ending:	Ounces Remaining	Amount

2009	16,827	$589
2010	33,176	$1,161
2011	8,230	$288
Total	58,233	$2,038

On February 24, 2009, we settled with Standard Bank, Plc., the remaining 58,233 ounces of gold under the original Gold Price Protection arrangements entered into in March 2006. Total remuneration to unwind these arrangements was approximately $1,900.

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

Market Risk Disclosures
January 31, 2009
(in thousands)

Instruments entered into for hedging purposes -

Type of Derivative	Notional Size	Fixed Price or Strike Price	Underlying Price	Termination or Expiration	Fair Value

Interest Rate Swaps	$5,813(1)	5.30%	3 Mo. USD LIBOR	12/31/2010	$(268)
Gold Forward Sales (2)	8,319 oz./qtr. (3)	$500/oz.	Price of gold	9/30/2010	$(24,466)
Gold Call Options (2)	8,319 oz./qtr. (3)	$535/oz.	Price of gold	9/30/2010	$23,747

(1) The value shown reflects the notional as of January 31, 2009. Over the term of the swap, the notional amortizes, dropping to approximately $656.
(2) These contracts are used for hedging purposes, but hedge accounting is not applied.
(3) The value shown reflects the current notional, but these contracts amortize down to 8,230 ounces per quarter by the contract termination.

As of January 31, 2009, the dollar value of a basis point for this interest rate swap was slightly more than $600, suggesting that a one basis point rise (fall) of the yield curve would likely foster an increase (decrease) in the interest rate swaps value by slightly more than $600.  Because hedge accounting is applied, the contract serves to lock in a fixed rate of interest for the portion of the variable rate debt equal to the swap's notional size.  The swap covers only 75% of our variable rate exposure.

The combined gold forward sales and long call options serve to synthesize a put option that protects us from the market exposure to gold prices below $535 per ounce on the volume of sales consistent with the notional size of these contracts.  These contracts covered approximately 68% of production during the six months ended January 31, 2009.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  This term refers to the controls and procedures of a company that are designed not only to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods but also to ensure that information required to be disclosed is accumulated and communicated to the Chief Executive Officer and our Chief Financial Officer to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management of the Company recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  They have concluded that, as of that date, our disclosure controls and procedures were effective.

Internal Controls Over Financial Reporting

No change in our internal control over financial reporting occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

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

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold.  Gold prices fluctuate on a daily basis.  During the twelve months ended January 31, 2009, the spot price for gold on the London Exchange has fluctuated between $712.50 and $1,011.25 per ounce.  Gold prices are affected by numerous factors beyond our control, including:

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

In previous quarters, rather than modifying the original Gold Price Protection agreement with Standard Bank to satisfy these forward sale obligations, we have opted for a net cash settlement between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per ounce.  As of January 31, 2009, we have paid Standard Bank an aggregate of approximately $2,229 on the settlement of 63,694 ounces.  The remaining ounces to settle with regard to this agreement amounted to 58,233 as of January 31, 2009.  On February 24, 2009, we settled with Standard Bank, Plc., the remaining 58,233 ounces of gold under the original Gold Price Protection arrangements entered into in March 2006. The purpose of these arrangements at the time was to protect the Company in the event the gold price dropped below $500 per ounce. Total remuneration to unwind these arrangements was approximately $1,900.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

10.1	Amended and Restated Engagement Agreement between Capital Gold Corporation and John Brownlie, effective as of January 1, 2009.
10.2	Amended and Restated Engagement Agreement between Capital Gold Corporation and Christopher Chipman, effective as of January 1, 2009.
10.3	Amended and Restated Engagement Agreement between Capital Gold Corporation and Scott Hazlitt, effective as of January 1, 2009.
10.4	Executive Employment Agreement between Capital Gold Corporation and Gifford Dieterle, effective as of January 1, 2009.
10.5	Executive Employment Agreement between Capital Gold Corporation and Jeffrey Pritchard, effective as of January 1, 2009.
10.6	Indemnity Agreement between Capital Gold Corporation and John Brownlie, effective November 17, 2008.
10.7	Indemnity Agreement between Capital Gold Corporation and Scott Hazlitt, effective September 18, 2008.
10.8	Indemnity Agreement between Capital Gold Corporation and Christopher Chipman, effective September 18, 2008.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CAPITAL GOLD CORPORATION
Registrant

By:  /s/ Gifford A. Dieterle

Gifford A.  Dieterle
Chief Executive Officer, President and Treasurer
(Duly Authorized Officer)

By:  /s/ Christopher Chipman

Christopher Chipman
Chief Financial Officer
(Principal Financial Officer)

Date:  March 12, 2009