Form 10-K/A
period 2008-07-31
CAPITAL GOLD CORP
filed 2009-03-19
CIK 726845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Amendment No. 2)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes☐   No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Explanatory Note

Capital Gold Corporation (the “Company”) is filing this Amendment No. 2 to its Form 10-K for the fiscal year ended July 31, 2008, which was originally filed with the Securities and Exchange Commission (the "SEC") on October 29, 2008, as amended by Amendment No. 1 on Form 10-K/A filed on February 13, 2009 (“Amendment No. 1”). This Amendment No. 2. amends and restates Item 9A "Controls and Procedures" of Part II of Form 10-K as to the Company’s assessment of its disclosure controls and procedures and internal control over financial reporting, and includes the attestation report of Wolinetz, Lafazan & Company, P.C., the Company’s independent registered public accountants, and their financial statement opinion in order to update their reference to such new attestation report, included in Item 8 "Consolidated Financial Statements and Supplementary Data" of Part II of Form 10-K. The only changes to the material included in Item 8 were the changes to the reports of Wolinetz, Lafazan & Company, P.C. referred to above, and expanded disclosure of how the Company recognizes revenue in Note 2.. However, this Amendment No. 2 includes all of the disclosures required by both Items 8 and 9A of Part II of Form 10-K . Except as described above, Amendment No. 2 does not amend any other item of the Form 10-K and does not modify or update in any way the disclosures contained in the original filing on Form 10-K, as amended by Amendment No. 1. Accordingly, this Amendment No. 2 to Form 10-K should be read in conjunction with the Form 10-K, Amendment No. 1 and the Corporation's subsequent reports filed with the SEC.

New certifications of our principal executive officer and principal financial officer are included as exhibits to this amendment.

Item 9A.  Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed not only to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods but also ensure that information required to be disclosed is accumulated and communicated to our Chief Executive Officer and our Chief Financial Officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. They have concluded that, as of that date, our disclosure controls and procedures were effective.

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

The effectiveness of our internal controls over financial reporting as of July 31, 2008, has been audited by Wolinetz, Lafazan & Company, P.C., an independent registered public accounting firm, as stated in their report which is included in Item 8 – Financial Statements.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules See index to financial statements on page F-1 of this Annual Report.

All other schedules called for under regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(b)	Exhibits

23.1	Consent of Wolinetz, Lafazan & Company, P.C., independent registered public accountants

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GOLD CORPORATION
Dated: March 19, 2009

By:  /s/ Gifford A. Dieterle, President

Gifford A. Dieterle, President

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

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
October 28, 2008 (Except for Notes 26 and 27, as to which the date is February 27, 2009)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Capital Gold Corporation:

We have audited the internal control over financial reporting of Capital Gold Corporation and subsidiaries (the “Company”) as of July 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 31, 2008 of the Company and our report dated October 28, 2008 (Except for Notes 26 and 27, as to which the date is February 27, 2009) expressed an unqualified opinion on those financial statements.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
February 27, 2009

CAPITAL GOLD CORPORATION
CONSOLIDATED BALANCE SHEET (in thousands, except for share and per share amounts)

ASSETS
Current Assets:	July 31, 2008	July 31, 2007
Cash and Cash Equivalents (Note 2)	$10,992	$2,225
Accounts Receivable (Note 2)	1,477	—
Stockpiles and Ore on Leach Pads (Note 5)	12,176	2,997
Material and Supply Inventories (Note 4)	937	174
Deposits (Note 6)	9	879
Marketable Securities (Note 3)	65	90
Prepaid Expenses	219	72
Loans Receivable – Affiliate (Note 12 and 14)	39	47
Other Current Assets (Note 7)	490	1,675
Total Current Assets	26,404	8,159

Mining Concessions (Note 11)	59	68
Property & Equipment – net (Note 8)	20,918	18,000
Intangible Assets – net (Note 9)	181	577

Other Assets:
Other Investments	—	28
Deferred Financing Costs (Note 17)	599	581
Mining Reclamation Bonds (Note 10)	82	36
Other	—	42
Deferred Tax Asset (Note 22)	573	—
Security Deposits	63	60
Total Other Assets	1,317	747
Total Assets	$48,879	$27,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$788	$617
Accrued Expenses (Note 21)	2,673	603
Derivative Contracts (Note 20)	930	596
Deferred Tax Liability (Note 22)	2,063	—
Current Portion of Long-term Debt (Note 17)	4,125	—
Total Current Liabilities	10,579	1,816

Reclamation and Remediation Liabilities (Note 13)	1,666	1,249
Other liabilities	62	—
Long-term Debt (Note 17)	8,375	12,500
Total Long-term Liabilities	10,103	13,749
Commitments and Contingencies (Note 23)	—	—
Stockholders’ Equity:
Common Stock, Par Value $.0001 Per Share;
Authorized 300,000,000 shares; Issued and
Outstanding 192,777,324 and 168,173,148 shares, respectively	19	17
Additional Paid-In Capital	63,074	54,016
Accumulated Deficit	(32,496)	(38,861)
Deferred Financing Costs (Note 17)	(2,611)	(3,438)
Deferred Compensation	(549)	(52)
Accumulated Other Comprehensive Income (Note 14)	760	304
Total Stockholders’ Equity	28,197	11,986
Total Liabilities and Stockholders’ Equity	$48,879	$27,551

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except for share and per share amounts)

	For The Year Ended
	July 31,
	2008	2007	2006
Revenues
Sales – Gold, net	$33,104	$—	$—

Costs and Expenses:
Costs Applicable to Sales	10,690	—	—
Depreciation and Amortization	3,438	891	39
General and Administrative	5,586	2,893	2,225
Exploration	938	1,816	1,941
Total Costs and Expenses	20,652	5,600	4,205
Income (Loss) from Operations	12,452	(5,600)	(4,205)

Other Income (Expense):
Interest Income	77	146	184
Interest Expense	(1,207)	(792)	—
Other Income (Expense)	(95)	—	(202)
Loss on change in fair value of derivative	(1,356)	(1,226)	(582)
Total Other Income (Expense)	(2,581)	(1,872)	(600)

Income (Loss) before Income Taxes	9,871	(7,472)	(4,805)

Income Tax Expense (Note 22)	(3,507)	—	—

Net Income (Loss)	$6,364	$(7,472)	$(4,805)

Income (Loss) Per Common Share
Basic	$0.04	$(0.05)	$(0.04)
Diluted	$0.03	$—	$—

Basic Weighted Average Common Shares Outstanding	175,039,996	149,811,266	112,204,471
Diluted Weighted Average Common Shares Outstanding	195,469,129	—	—

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Deferred		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Financing	Deferred	Stockholders’
	Shares	Amount	capital	Deficit	Income/(Loss)	Costs	Compensation	Equity
Balance at July 31, 2005	95,969,216	96	31,852	(26,583)	157	(253)	—	5,269
Change in par value to $0.0001	—	(86)	86	—	—	—	—	—
Deferred financing costs	1,000,000	—	270	—	—	(270)	—	—
Issuance of common stock upon				—
warrant and option exercises, net	4,825,913	—	742		—		—	742
Issuance of common stock upon
warrant and option exercises, net	8,600,000	1	2,373	—	—		—	2,374
Private placement, net	21,240,000	2	4,997	—	—		—	4,999
Options and warrants issued for services			414	—			(52)	362
Net loss for the year ended July 31, 2006	—	—	—	(4,805)	—	—	—	(4,805)
Unrealized loss on marketable securities	—	—	—		(60)		—	(60)
Equity adjustment from foreign currency translation				—	49		—	49
Total comprehensive loss	—	—	—	—	—	—	—	(4,816)
Balance - July 31, 2006	131,635,129	13	40,734	(31,388)	146	(523)	(52)	8,930

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED
(in thousands, except for share and per share amounts)

					Accumulated
			Additional		Other	Deferred		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Financing	Deferred	Stockholders’
	Shares	Amount	capital	Deficit	Income/(Loss)	Costs	Compensation	Equity
Balance at July 31, 2006	131,635,129	13	40,734	(31,388)	146	(523)	(52)	8,930
Deferred financing costs	1,150,000	—	351	—	—	(351)	—	—
Deferred financing costs	—	—	3,314	—	—	(3,314)	—	—
Amortization of deferred finance costs	—	—	—	—	—	750	—	750
Options and warrants issued for services	—	—	216	—	—	—	—	216
Private placement, net	12,561,667	2	3,484					3,486
Common stock issued for services provided	622,443	—	276	—	—	—	—	276
Common stock issued upon the exercising of options and warrants	22,203,909	2	5,641					5,643
Net loss for the year ended July 31, 2007	—	—	—	(7,472)	—	—	—	(7,472)
Change in fair value on interest rate swaps	—	—	—	—	(47)	—	—	(47)
Equity adjustment from foreign currency translation	—	—	—	—	205	—	—	205
Total comprehensive loss	—	—	—	—	—	—	—	(7,314)
Balance at July 31, 2007	168,173,148	$17	$54,016	$(38,860)	$304	$(3,438)	$(52)	$11,987

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY – CONTINUED
(in thousands, except for share and per share amounts)

					Accumulated
			Additional		Other	Deferred		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Financing	Deferred	Stockholders’
	Shares	Amount	capital	Deficit	Income/(Loss)	Costs	Compensation	Equity
Balance at July 31, 2007	168,173,148	$17	$54,016	$(38,860)	$304	$(3,438)	$(52)	$11,987
Amortization of deferred finance costs	—	—	—	—	—	930	—	930
Equity based compensation	—	—	433	—	—	—	194	627
Common stock issued upon the exercising of options and warrants	22,994,178	2	7,471					7,473
Issuance of restricted common stock	1,610,000	—	1,051				(691)	360
Deferred finance costs	—	—	103	—	—	(103)	—	—
Net income for the year ended July 31, 2008	—	—	—	6,364	—	—	—	6,364
Change in fair value on interest rate swaps	—	—	—	—	(141)	—	—	(141)
Unrealized loss on marketable securities	—	—	—	—	(25)	—	—	(25)
Equity adjustment from foreign currency translation	—	—	—	—	622	—	—	622
Total comprehensive income	—	—	—	—	—	—	—	6,820
Balance at July 31, 2008	192,777,236	$19	$63,074	$(32,496)	$760	$(2,611)	$(549)	$28,197

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, except for share and per share amounts)

	For The
	Year Ended
	July 31,
	2008	2007	2006
Cash Flow From Operating Activities:
Net Income (Loss)	$6,364	$(7,472)	$(4,805)
Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	3,388	891	39
Accretion of Reclamation and Remediation	124	31	—
Loss on sale of property and equipment	—	—	201
Loss on change in fair value of derivative	1,356	1,226	582
Equity Based Compensation	987	492	362
Changes in Operating Assets and Liabilities:
Increase in Accounts Receivable	(1,477)	—	—
Increase in Prepaid Expenses	(146)	(32)	(21)
Increase in Inventory	(8,913)	(2,458)	—
Increase (Decrease) in Other Current Assets	1,185	2,975	(5,243)
Decrease (Increase) in Other Deposits	870	(629)	(170)
Decrease (Increase) in Other Assets	—	(50)	1
Increase in Mining Reclamation Bond	(46)	—	—
Increase in Deferred Tax Asset	(573)	—	—
Increase in Accounts Payable	171	358	167
Decrease in Derivative Liability	(1,166)	(460)	—
Increase in Reclamation and Remediation	—	1,218	—
Increase in Other Liability	62	—	—
Increase in Deferred Tax Liability	2,063	—	—
Increase in Accrued Expenses	2,069	247	166
Net Cash Provided By (Used in) Operating Activities	6,318	(3,663)	(8,721)

Cash Flow From Investing Activities:
Decrease (Increase) in Other Investments	28	(4)	—
Purchase of Mining, Milling and Other Property and
Equipment	(5,417)	(17,851)	(811)
Purchase of Intangibles	(90)	(570)	—
Proceeds on Sale of Mining, Milling and Other Property and Equipment	—	—	192
Net Cash Used in Investing Activities	(5,479)	(18,425)	(619)

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(in thousands, except for share and per share amounts)

	For The
	Year Ended
	July 31,
	2008	2007	2006

Cash Flow From Financing Activities:
Advances to Affiliate	$7	$(5)	$(10)
Proceeds from Borrowing on Credit Facility	—	12,500	—
Proceeds From Issuance of Common Stock	7,474	9,129	8,115
Deferred Finance Costs	(175)	(257)	(351)
Net Cash Provided By Financing Activities	7,306	21,367	7,754
Effect of Exchange Rate Changes	622	205	46
Increase (Decrease) In Cash and Cash Equivalents	8,767	(516)	(1,540)
Cash and Cash Equivalents - Beginning	2,225	2,741	4,281
Cash and Cash Equivalents – Ending	$10,992	$2,225	$2,741

Supplemental Cash Flow Information:
Cash Paid For Interest	$1,235	$879	$—
Cash Paid For Income Taxes	$1,373	$23	$15
Non-Cash Financing Activities:
Issuance of common stock and warrants as payment of financing costs	$103	$3,665	$270
Change in Fair Value of Derivative Instrument	$141	$47	$—
Change in Fair Value of Asset Retirement Obligation	$293	$—	$—

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008
(in thousands, except for per share and ounce amounts)

NOTE 1 – Basis of Presentation

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

NOTE 2 – Summary of Significant Accounting Policies

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

Precious Metals Inventory

Precious metals inventories include gold dor� and/or gold bullion. Precious metals that result from the Company’s mining and processing activities are valued at the average cost of the respective in-process inventories incurred prior to the refining process, plus applicable refining costs.

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

Revenue Recognition

Revenue is recognized from the sale of gold dore when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered to the refinery, the title has been transferred to the customer and collection of the sales price is reasonably assured from the customer.  The Company sells its precious metal content to a financial institution. Revenues are determined by selling the precious metal content at the spot price. Sales are calculated based upon assay of the dore’s precious metal content and its weight.  The Company receives 95% of the precious metal content contained within the dore from the refinery based upon the preliminary assay of the Company.  The Company forwards an irrevocable transfer letter to the refinery to authorize the transfer of the precious metal content to the customer.  The sale is recorded by the Company upon the refinery pledging the precious metal content to the customer.  The Company waits until the dore precious metal content is pledged to the customer at the refinery to recognize the sale because collectibility is not ensured until the dore precious metal content is pledged.  The sale price is not subject to change subsequent to the initial revenue recognition date.

Revenues from by-product sales, which consists of silver, will be credited to Costs applicable to sales as a by-product credit.  By-product sales amounted to $707, $0 and $0 for the fiscal years ended July 31, 2008, 2007 and 2006, respectively.”

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

	Year ended July 31,
	2008	2007	2006
Expected volatility	47.60 – 60.88%	73%	95 – 165%
Risk-free interest rate	4.61%	5.75%	5.95%
Expected dividend yield	—	—	—
Expected life	5.5 years	2.4 years	1-2 years

Stock option and warrant activity for employees during the fiscal years ended July 31, 2008, 2007 and 2006 are as follows (all tables in thousands, except for option, price and term data):

	Number of Options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Outstanding at July 31, 2005	4,711,363	$.09	0.30	$1,278
Options granted	4,611,363	.13	—	—
Options exercised	(590,909)	.05	—	—
Options expired	(3,161,363)	.05	—	—

Outstanding at July 31, 2006	5,570,454	$.16	—	$702
Options granted	1,050,000	.36	—	—
Options exercised	(3,570,909)	.08	—	—
Options expired	(549,545)	.22	—	—
Warrants and options outstanding at July 31, 2007	2,500,000	$.34	1.20	$255

Options granted*	2,500,000	.63	—	—
Options exercised	(1,450,000)	.32	—	—
Options expired	—	—	—	—
Warrants and options outstanding at July 31, 2008	3,550,000	$.55	4.00	$334
Warrants and options exercisable at July 31, 2008	1,800,000	$.47	2.83	$308

*	Issuances under 2006 Equity Incentive Plan.

Unvested stock option and warrant balances for employees at July 31, 2008, 2007 and 2006 are as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Outstanding at July 31, 2005	—	$—	—	$—
Options granted	150,000	.32	2.00	$17

Outstanding at July 31, 2006	150,000	$.32	1.67	$17
Options granted	—	—	—	—

Outstanding at July 31, 2007	150,000	$.32	0.67	$18
Options granted	2,500,000	.63	—	—
Options vested	(900,000)	.58	—	—
Unvested Options outstanding at July 31, 2008	1,750,000	$.63	4.49	$8

Stock option and warrant activity for non-employees during the years ended July 31, 2008, 2007 and 2006 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Warrants and options outstanding at July 31, 2005	31,902,004	$.30	1.13	$3,430
Options granted	6,844,000	.28	—	—
Options exercised	(12,835,004)	.29	—	—
Options expired	(350,000)	.10	—	—
Warrants and options outstanding at July 31, 2006	25,561,000	$.29	1.33	$1,940
Options granted	16,982,542	.33
Options exercised	(18,633,000)	.29	—	—
Options expired	(1,375,000)	.31	—	—
Warrants and options outstanding at July 31, 2007	22,535,542	$.33	1.48	$2,578

Options granted*	1,715,000	$.66	—	—
Options exercised	(21,555,542)	.33	—	—
Options expired	(680,000)	.30	—	—
Warrants and options outstanding at July 31, 2008	2,015,000	$.62	3.54	$54
Warrants and options exercisable at July 31, 2008	1,560,000	$.61	2.71	$48

*	1,115,000 issued under 2006 Equity Incentive Plan.

Unvested stock option and warrant balances for non-employees at July 31, 2008, 2007 and 2006 are as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Outstanding at July 31, 2006	—	$—	—	$—
Options granted	—	—	—	—
Options vested	—	—	—	—
Outstanding at July 31, 2007	—	$—	—	$—
Options granted	650,000	.63	—	—
Options vested	(195,000)	.63	—	—
Unvested options outstanding at July 31, 2008	455,000	$.63	4.49	$3

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

The following table illustrates the effect on the net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation prior to February 1, 2006:

Year Ended July 31, 2006
Net Loss	$(4,805)
Add stock-based employee compensation expense (recovery) included in reported net income loss	—
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(773)
Pro forma net loss	$(5,578)
Pro forma net loss per common share (basic and diluted)	$(.05)
Weighted average of common share (basic and diluted)	112,204,471
Net loss per common share basic and diluted	$(.04)

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

NOTE 3 – Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

	(in thousands)
	July 31, 2008	July 31, 2007
Marketable equity securities, at cost	$50	$50
Marketable equity securities, at fair value (See Notes 12 & 14)	$65	$90

NOTE 4 – Material and Supplies Inventories

	(in thousands)
	July 31, 2008	July 31, 2007
Materials, supplies and other	$937	$174
Total	$937	$174

NOTE 5 – Ore on Leach Pads and Inventories (“In-Process Inventory”)

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

NOTE 6 – Deposits

Deposits are classified as current assets and represent payments made on mining equipment and contract for the Company’s El Chanate Project in Sonora, Mexico. Deposits are summarized as follows:

	(in thousands)
	July 31, 2008	July 31, 2007
Advance payment on Mining Contract to Sinergia (Note 18)	$—	$683
Equipment deposit	9	193
Other	—	3
Total Deposits	$9	$879

NOTE 7 – Other Current Assets

Other current assets consist of the following:

	(in thousands)
	July 31, 2008	July 31, 2007
Value added tax to be refunded	$425	$1,475
Asset held for resale	—	166
Other	65	34
Total Other Current Assets	$490	$1,675

NOTE 8 – Property and Equipment

Property and Equipment consist of the following:

	(in thousands)
	July 31, 2008	July 31, 2007
Process equipment and facilities	$21,693	$17,503
Mining equipment	974	863
Mineral properties	141	141
Construction in progress	1,277	—
Computer and office equipment	316	212
Improvements	16	16
Furniture	38	23
Total	24,455	18,758
Less: accumulated depreciation	(3,537)	(758)
Property and equipment, net	$20,918	$18,000

Depreciation expense for the fiscal years ended July 31, 2008, 2007 and 2006 was approximately $2,779, $720 and $34, respectively.

NOTE 9 – Intangible Assets

Intangible assets consist of the following:

	(in thousands)
	July 31, 2008	July 31, 2007
Repurchase of Net Profits Interest	$500	$500
Water Rights	134	—
Mobilization Payment to Mineral Contractor	70	70
Investment in Right of Way	18	18
Total	722	588
Accumulated Amortization	(541)	(11)
Intangible assets, net	$181	$577

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

NOTE 10 – Mining Reclamation Bonds

These represent certificates of deposit that have been deposited as security for Mining Reclamation Bonds in Colorado. They bear interest at rates varying from 4.35% to 5.01% annually and mature at various dates through 2010.

NOTE 11 – Mining Concessions

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

NOTE 12 – Loans Receivable - Affiliate

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

NOTE 13 – Reclamations and Remediation Liabilities (“Asset Retirement Obligations”)

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

The following is a reconciliation of the liability for long-term Asset Retirement Obligations for the years ended July 31, 2008 and 2007:

(in thousands)
Balance as of July 31, 2006	$—
Additions, changes in estimates and other	1,218
Liabilities settled	—
Accretion expense	31
Balance as of July 31, 2007	$1,249
Additions, changes in estimates and other	293
Liabilities settled	—
Accretion expense	124
Balance as of July 31, 2008	$1,666

NOTE 14 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) consists of foreign translation gains and losses, unrealized gains and losses on marketable securities and fair value changes on derivative instruments and is summarized as follows:

	Foreign currency items	Unrealized gain (loss) on securities	Change in fair value on interest rate swaps	Accumulated other comprehensive income
Balance as of July 31, 2005	$57	$100	$—	$157
Income (loss)	49	(60)	—	(11)
Balance as of July 31, 2006	$106	$40	$—	$146
Income (loss)	(47)	—	205	158
Balance as of July 31, 2007	59	40	205	304
Income (loss)	622	(25)	(141)	456
Balance as of July 31, 2008	$681	$15	$64	$760

The Company has not recognized any income tax benefit or expense associated with other comprehensive income items for the years ended July 31, 2008, 2007 and 2006.

NOTE 15 – Related Party Transactions

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

NOTE 16 – Stockholders' Equity

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

The Company closed two private placements in January 2007 pursuant to which it issued an aggregate of 12,561,667 units, each unit consisting of one share of its common stock and a warrant to purchase � of a share of its common stock at $0.30 per unit for proceeds of approximately $3,486, net of commissions of approximately $283.  Each warrant issued  in the January 2007 placements is exercisable for � of a share of common stock, at an exercise price equal to $0.40 per share.  Thus, a holder must exercise four warrants to purchase one share of common stock.  Each warrant has a term of eighteen months and is fully exercisable from the date of issuance.  The Company issued to the placement agents eighteen month warrants to purchase up to an aggregate of 942,125 shares of common stock at an exercise price of $0.30 per share.  Such placement agent warrants are valued at approximately $142 using the Black-Scholes option pricing method.

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

Information  regarding the options approved by the Compensation Committee under the Equity Incentive Plan for the fiscal years ended July 31, 2008 and 2007 is summarized below:

	2007			2008
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding beginning at year	—	$—	$—	1,050,000	$0.36-0.45	$0.38
Granted	1,050,000	$0.36-0.45	$0.38	3,615,000	$0.38-0.63	$0.61
Canceled	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Outstanding end of year	1,050,000	$0.36-0.45	$0.38	4,665,000	$0.36-0.63	$0.56
Exercisable	1,050,000	$0.36-0.45	$0.38	3,360,000	$0.36-0.63	$0.54
Weighted average remaining contractual life (years)	1-2 years	—	—	5-6 years	—	—
Available for future grants	8,450,000	—	—	3,225,000	—	—

Restricted stock awards granted by the Compensation Committee under the Equity Incentive Plan for the fiscal years ended July 31, 2008 and 2007, were 500,000 and 1,610,000 shares, respectively.  There was no activity within the equity incentive plan for the fiscal year ended July 31, 2006.

NOTE 17 – Debt

Long term debt consists of the following:

	(in thousands)

	July 31, 2008	July 31, 2007

Total long-term debt	$12,500	$12,500

Less current portion	4,125	—

Long-term debt	$8,375	$12,500

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

NOTE 19 – Employee and Consulting Agreements

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

NOTE 20 – Sales Contracts, Commodity and Financial Instruments

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

The following is a reconciliation of the derivative contracts regarding the Company’s Gold Price Protection agreement:

(in thousands)
Asset balance as of July 31, 2005	$—
Premium paid	(800)
Loss on change in fair value of derivative	582
Asset balance as of July 31, 2006	$(218)
Loss on change in fair value of derivative	1,226
Net cash settlements	(460)
Liability balance as of July 31, 2007	$548
Loss on change in fair value of derivative	1,356
Net cash settlements	(1,166)
Liability balance as of July 31, 2008	$738

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

The following is a reconciliation of the derivative contract regarding the Company’s Interest Rate Swap agreement:

(in thousands)
Balance as of July 31, 2005	$—
Change in fair value of swap agreement	—
Interest expense (income)	—
Balance as of July 31, 2006	$—
Change in fair value of swap agreement	48
Interest expense (income)	—
Net cash settlements	—
Liability balance as of July 31, 2007	$48
Change in fair value of swap agreement	141
Interest expense (income)	78
Net cash settlements	(75)
Liability balance as of July 31, 2008	$192

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

The Effect of Derivative Instruments on the Statement of Financial Performance (in thousands):

Quarter Ended	Derivatives in Cash Flow Hedging Relationships	Effective Results Recognized in OCI	Location of Results Reclassifed from AOCI to Earnings	Amount Reclassified from AOCI to Income	Ineffective Results Recognized in Earnings	Location of Ineffective Results
10/31/07	Interest Rate contracts	$(66)	Interest Income (Expense)	—		N/A
1/31/08	Interest Rate contracts	$(201)	Interest Income (Expense)	(5)	—	N/A
4/30/08	Interest Rate contracts	$28	Interest Income (Expense)	(24)	—	N/A
7/31/08	Interest Rate contracts	$19	Interest Income (Expense)	(49)	(24)	N/A

Quarter Ended	Derivatives Not Designated in Hedging Relationships	Location of Results	Amount of Gain (Loss)
10/31/07	Gold contracts	Other Income (Expense)	$(358)
1/31/08	Gold contracts	Other Income (Expense)	$(345)
4/30/08	Gold contracts	Other Income (Expense)	$(337)
7/31/08	Gold contracts	Other Income (Expense)	$(319)

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

NOTE 21 – Accrued Expenses

Accrued expenses at July 31, 2008 and 2007 consists of the following:

	(in thousands)
	July 31,
	2008	2007

Net profit interest	$753	$—
Net smelter return	189	—
Mining contract	193	51
Income tax payable	777	—
Utilities	110	165
Interest	72	100
Other liabilities	578	287
	$2,672	$603

NOTE 22 – Income Taxes

The Company’s Income tax (expense) benefit consisted of:

	(in thousands)
	July 31, 2008	July 31, 2007	July 31, 2006
Current:
United States	$—	$—	$—
Foreign	(2,111)	—	—
	(2,111)	—	—
Deferred:
United States	—	—	—
Foreign	(1,396)	—	—
	(1,396)	—	—
Total	$(3,507)	$—	$—

The Company’s Income (loss) from operations before income tax consisted of:

	(in thousands)
	July 31, 2008	July 31, 2007	July 31, 2006

United States	$(6,556)	$(5,514)	$(4,005)
Foreign	16,427	(1,958)	(800)
Total	$9,871	$(7,472)	$(4,805)

The Company’s income tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	(in thousands)
	July 31, 2008	July 31, 2007	July 31, 2006

Income (loss) from operations before income tax	$9,871	$(7,472)	$(4,805)
US statutory corporate income tax rate	34%	34%	34%
Income tax (expense) benefit computed at US statutory corporate income tax rate	(3,356)	2,540	1,634
Reconciling items:
Change in valuation allowance on deferred tax assets	(1,137)	(2,540)	(1,634)
Difference in foreign tax	986	—	—
Income tax expense	$(3,507)	$—	$—

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	(in thousands)
	July 31, 2008	July 31, 2007	July 31, 2006
Net deferred income tax assets, non current:
Remediation and reclamation costs	$(29)	$—	$—
Net operating losses	9,334	8,197	5,823
Depreciation and amortization	602	—	—
	$9,907	$8,197	$5,823
Valuation allowances	(9,334)	(8,197)	(5,823)
	$573	$—	$—

Net deferred income tax liabilities, current:
Depreciation and amortization	$12	$—	$—
Foreign currency exchange	2	—	—
Inventory valuation	(1,925)	—	—
Accounts receivable	(413)	—	—
Other	261	—	—
	$(2,063)	$—	$—

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

NOTE 23 – Commitments and Contingencies

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

NOTE 24 – Unaudited Supplementary Data

The following is a summary of selected fiscal quarterly financial information (unaudited and 000’s except per share data and price):

	2008
	Three Months Ended
	October 31	January 31	April 30	July 31
Revenues	$6,526	$8,043	$8,730	$9,805
Costs applicable to sales	$2,204	$2,419	$2,717	$3,350
Net income applicable to common shares	$1,747	$2,126	$2,740	$(249)
Net income per common share, basic	$0.01	$0.01	$0.02	$0.00
Net income per common share, diluted	$0.01	$0.01	$0.01	$0.00
Basic weighted-average shares outstanding	170,855	174,765	175,645	175,040
Diluted weighted-average shares outstanding	192,998	196,191	197,239	195,469
Closing price of common stock	$0.63	$0.70	$0.65	$0.65

	2007
	Three Months Ended
	October 31	January 31	April 30	July 31
Revenues	$—	$—	$—	$—
Costs applicable to sales	$—	$—	$—	$—
Net loss applicable to common shares	$(1,161)	$(1,673)	$(2,649)	$(1,989)
Net loss per common share, basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Net income loss per common share, diluted(1)	$—	$—	$—	$—
Basic weighted-average shares outstanding	132,598	138,074	164,582	149,811
Diluted weighted-average shares outstanding(1)	—	—	—	—
Closing price of common stock	$0.31	$0.40	$0.41	$0.44

(1)	Net loss per common share, diluted and computation of diluted weighted average common shares was not included as their effect would have been anti-dilutive.

	2006
	Three Months Ended
	October 31	January 31	April 30	July 31
Revenues	$—	$—	$—	$—
Costs applicable to sales	$—	$—	$—	$—
Net loss applicable to common shares	$(813)	$(921)	$(1,482)	$(1,589)
Net loss per common share, basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net income loss per common share, diluted(1)	$—	$—	$—	$—
Basic weighted-average shares outstanding	95,969	98,507	124,884	112,204
Diluted weighted-average shares outstanding(1)	—	—	—	—
Closing price of common stock	$0.23	$0.38	$0.35	$0.32

(2)	Net loss per common share, diluted and computation of diluted weighted average common shares was not included as their effect would have been anti-dilutive.

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

NOTE 26 – Securities and Exchange Commission Comment Letter

In response to a comment letter issued by the staff of the Securities and Exchange Commission, or the SEC, the accompanying consolidated financial statements include a statement of stockholders' equity for the year ended July 31, 2006 and expanded disclosures in the footnotes to the financial statements to cover each of the three years ended July 31, 2008, 2007 and 2006.  The Company has also expanded its footnote disclosure regarding accounts receivable, marketable securities, ore on leach pads and inventory, long term debt, revenue recognition, equity based compensation, related party transactions, stockholders;' equity, employee and consulting agreements, sales contracts, and financial instruments.  In addition, the Company made certain reclassifications that it determined were not material.  These reclassifications had no impact on the Company's financial position, results of operations, stockholders' equity or cash flows.   In addition, it was determined that the Company should have been an accelerated filer and accordingly was required to have an audit performed of its internal controls over financial reporting.

NOTE 27 – Amendments to Employment and Engagement Agreements

On January 20, 2009, the Company entered into (i) amended and restated employment agreements with Gifford Dieterle, President and Treasurer, and Jeffrey Pritchard, Executive Vice President and (ii) amended and restated engagement agreements with Christopher Chipman, Chief Financial Officer, John Brownlie, Chief Operating Officer, and Scott Hazlitt, Vice President of Mine Development (collectively, the “Amended Agreements”).  Among other things, the Amended Agreements removed a provision from the Agreement Regarding Change in Control, which is attached as an exhibit to each of the Amended Agreements, that provided that, upon a change in control of the Company, the exercise price of all issued and outstanding options would decrease to $0.01.