Form 10-Q
period 2009-04-30
CAPITAL GOLD CORP
filed 2009-06-09
CIK 726845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009

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
Yes   ☒          No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☐          No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐	Smaller reporting company	☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at June 1, 2009

Common Stock, par value $.0001 per share	193,399,826

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three and nine months ended April 30, 2009.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2008.

The results reflected for the three and nine months ended April 30, 2009 are not necessarily indicative of the results for the entire fiscal year ending July 31, 2009.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except for share and per share amounts)

	April 30, 2009 (unaudited)	July 31, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,187	$10,992
Accounts Receivable	2,004	1,477
Stockpiles and Ore on Leach Pads (Note 4)	16,208	12,176
Material and Supply Inventories	1,326	937
Deposits	83	9
Marketable Securities (Note 3)	70	65
Prepaid Expenses	312	219
Loans Receivable – Affiliate (Note 9 and13)	34	39
Other Current Assets (Note 5)	451	490
Total Current Assets	27,675	26,404

Mining Concessions (Note 8)	52	59
Property & Equipment – net (Note 6)	22,886	20,918
Intangible Assets – net (Note 7)	329	181
Other Assets:
Deferred Financing Costs	470	599
Mining Reclamation Bonds	82	82
Deferred Tax Asset (Note 17)	797	573
Security Deposits	100	63
Total Other Assets	1,449	1,317
Total Assets	$52,391	$48,879
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$969	$789
Accrued Expenses (Note 10)	3,869	2,673
Derivative Contracts (Note 16)	228	930
Deferred Tax Liability (Note 17)	2,586	2,063
Current Portion of Long-term Debt (Note 15)	3,825	4,125
Total Current Liabilities	11,477	10,580

Reclamation and Remediation Liabilities (Note 11)	1,268	1,666
Other liabilities	45	62
Long-term Debt (Note 15)	5,300	8,375
Total Long-term Liabilities	6,613	10,103

Commitments and Contingencies	-	-

Stockholders’ Equity:
Common Stock, Par Value $.0001 Per Share; Authorized 300,000,000 shares; Issued and Outstanding 193,399,826 and 192,777,326 shares, respectively	19	19
Additional Paid-In Capital	63,844	63,074
Accumulated Deficit	(24,810)	(32,497)
Deferred Financing Costs	(2,008)	(2,611)
Deferred Compensation	(377)	(549)
Accumulated Other Comprehensive Income (Note 12)	(2,367)	760
Total Stockholders’ Equity	34,301	28,196
Total Liabilities and Stockholders’ Equity	$52,391	$48,879

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The Three Months Ended
	April 30,
	2009	2008
Revenues
Sales – Gold, net	$12,395	$8,730
Costs and Expenses:
Costs Applicable to Sales	3,698	2,717
Depreciation and Amortization	811	800
General and Administrative	1,361	1,086
Exploration	329	19
Total Costs and Expenses	6,199	4,622
Income (Loss) from Operations	6,196	4,108

Other Income (Expense):
Interest Income	7	12
Interest Expense	(103)	(377)
Other Income (Expense)	(40)	(25)
Loss on change in fair value of derivative	(1,391)	(337)
Total Other Expense	(1,527)	(727)

Income before Income Taxes	4,669	3,381

Income Tax Expense	(2,115)	(641)

Net Income	$2,554	$2,740

Income Per Common Share
Basic	$0.01	$0.02
Diluted	$0.01	$0.01

Basic Weighted Average Common Shares Outstanding	193,362,747	175,645,465
Diluted Weighted Average Common Shares Outstanding	200,826,903	197,238,688

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The Nine Months Ended
	April 30,
	2009	2008
Revenues
Sales – Gold, net	$32,939	$23,299
Costs and Expenses:
Costs Applicable to Sales	10,395	7,343
Depreciation and Amortization	2,269	2,630
General and Administrative	3,800	3,308
Exploration	1,224	650
Total Costs and Expenses	17,688	13,931
Income from Operations	15,251	9,368

Other Income (Expense):
Interest Income	32	63
Interest Expense	(530)	(945)
Other Expense	(273)	(30)
Loss on change in fair value of derivative	(1,969)	(1,037)
Total Other Expense	(2,740)	(1,949)

Income before Income Taxes	12,511	7,419

Income Tax Expense	(4,824)	(806)

Net Income	$7,687	$6,613

Income Per Common Share
Basic	$0.04	$0.04
Diluted	$0.04	$0.03

Basic Weighted Average Common Shares Outstanding	193,131,703	173,722,564
Diluted Weighted Average Common Shares Outstanding	199,207,507	194,869,746

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except for share and per share amounts)

					Accumulated
			Additional		Other	Deferred		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Financing	Deferred	Stockholders’
	Shares	Amount	capital	Deficit	Income/(Loss)	Costs	Compensation	Equity

Balance at July 31, 2008	192,777,326	$19	$63,074	$(32,497)	$760	$(2,611)	$(549)	$28,196
Amortization of deferred finance costs	-	-	-	-	-	603	-	603
Equity based compensation	-	-	512	-	-	-	172	684
Common stock issued upon the exercising of options and warrants	400,000	-	144				-	144
Issuance of restricted common stock	222,500	-	114				-	114
Net income for the nine months ended April 30, 2009	-	-	-	7,687	-		-	7,687
Change in fair value on interest rate swaps	-	-	-	-	(12)	-	-	(12)
Unrealized loss on marketable securities	-	-	-	-	5	-	-	5
Equity adjustment from foreign currency translation	-	-	-	-	(3,120)	-	-	(3,120)
Total comprehensive income	-	-	-	-	-	-	-	4,560
Balance at April 30, 2009	193,399,826	$19	$63,844	$(24,810)	$(2,367)	$(2,008)	$(377)	$34,301

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The
	Nine Months Ended
	April 30,
	2009	2008
Cash Flow From Operating Activities:
Net Income	$7,687	$6,613
Adjustments to Reconcile Net Income to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	2,269	2,611
Accretion of Reclamation and Remediation	113	121
Loss on change in fair value of derivative	1,969	1,040
Equity Based Compensation	798	535
Changes in Operating Assets and Liabilities:
Increase in Accounts Receivable	(527)	(1,143)
Increase in Prepaid Expenses	(93)	(937)
Increase in Inventory	(3,298)	(6,309)
Decrease in Other Current Assets	40	434
(Increase) Decrease in Other Deposits	(74)	832
Increase in Mining Reclamation Bond	-	(46)
Increase in Security Deposits	(36)	-
Increase in Deferred Tax Asset	(224)	-
(Decrease) Increase in Accounts Payable	180	(8)
Decrease in Derivative Liability	(2,684)	(869)
Decrease in Other Liability	(17)	-
Decrease in Reclamation and Remediation	(511)	-
Increase in Deferred Tax Liability	523	-
Increase in Accrued Expenses	1,196	1,944
Net Cash Provided By Operating Activities	7,311	4,818

Cash Flow From Investing Activities:
Purchase of Mining, Milling and Other Property and Equipment	(4,590)	(4,601)
Purchase of Intangibles	(180)	(90)
Net Cash Used in Investing Activities	(4,770)	(4,691)

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The
	Nine Months Ended
	April 30,
	2009	2008

Cash Flow From Financing Activities:
Repayments from Affiliate, net	5	7
Repayments on Notes Payable	(3,375)	-
Proceeds From Issuance of Common Stock	144	2,277
Net Cash (Used in) Provided By Financing Activities	(3,226)	2,284
Effect of Exchange Rate Changes	(3,120)	300
(Decrease) Increase In Cash and Cash Equivalents	(3,805)	2,711
Cash and Cash Equivalents - Beginning	10,992	2,225
Cash and Cash Equivalents – Ending	$7,187	$4,936

Supplemental Cash Flow Information:
Cash Paid For Interest	$465	$973
Cash Paid For Income Taxes	$2,572	$806
Non-Cash Financing Activities:
Change in Fair Value of Derivative Instrument	$12	$209

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)
(in thousands, except for per share and ounce amounts)

NOTE 1 - Basis of Presentation

Capital Gold Corporation ("Capital Gold", the “Company", "we" or "us") owns rights to property located in the State of Sonora, Mexico. The Company is engaged in the production of gold and other minerals from its properties in Mexico as well as exploration for additional mineral properties. All of the Company's mining activities are being performed in Mexico.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position and results of operations and cash flows for the periods presented. They include the accounts of Capital Gold Corporation and its wholly owned and majority owned subsidiaries, Leadville Mining and Milling Holding Corporation, Minera Santa Rita, S.A de R.L. de C.V.(“MSR”) and Oro de Altar S. de R. L. de C.V. (“Oro”) as well as the accounts within Caborca Industrial S.A. de C.V. (“Caborca Industrial”), a Mexican corporation that is 100% owned by two of the Company’s officers and directors for mining support services. These services include, but are not limited to, the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at slightly above cost.  This entity is considered a variable interest entity under accounting rules provided under FIN 46, “Consolidation of Variable Interest Entities”.

All significant intercompany accounts and transactions are eliminated in consolidation.  Certain items in these financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s results of operations, stockholders’ equity or cash flows.

The notes to the consolidated financial statements contained in the Annual Report on Form 10-K, as amended, for the year ended July 31, 2008 should be read in conjunction with these consolidated financial statements.  Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

NOTE 2 - Equity Based Compensation

In connection with offers of employment to the Company’s executives as well as in consideration for agreements with certain consultants, the Company issues options and warrants to acquire its common stock. Employee and non-employee awards are made at the discretion of the Board of Directors.

Such options and warrants may be exercisable at varying exercise prices currently ranging from $0.35 to $0.85 per share of common stock with certain of these grants becoming exercisable immediately upon grant. Certain grants have vested or are vesting over a period of five years.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123(revised 2004) “Share Based Payments” (“SFAS 123R”). Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of SFAS 123R using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123R, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by SFAS 123R.

The cumulative effect of applying the forfeiture rates is not material. SFAS 123R requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant-date fair values of stock options and warrants granted during the nine months ended April 30, 2009 and 2008 were $0.28 and $0.31, respectively. The fair values of the options and warrants granted were estimated based on the following weighted average assumptions:

	Nine months ended April 30,
	2009	2008

Expected volatility	69.98 – 79.72%	47.60 – 58.69%
Risk-free interest rate	0.86 – 1.56%	3.74%
Expected dividend yield	-	-
Expected life	2.0 – 5.0 years	6.3 years

Stock option activity for employees during the year ended July 31, 2008, and nine months ended April 30, 2009 is as follows (all tables in thousands, except for option, price and term data):

	Number of Options	Weighted Average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Options outstanding at July 31, 2007	2,500,000	$.34	1.20	$255
Granted	2,500,000	.63
Exercised	(1,450,000)	.32	-	-
Expired	-	-	-	-
Options outstanding at July 31, 2008	3,550,000	$.55	4.00	$334

Granted	1,000,000	$.49	-	-
Exercised	(250,000)	.34	-	-

Expired	(300,000)	.35	-	-
Options outstanding at April 30, 2009	4,000,000	$.56	4.90	$-
Options exercisable at April 30, 2009	2,041,630	$.54	2.20	$-

Unvested stock option balances for employees at April 30, 2009 are as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value

Unvested options outstanding at July 31, 2007	150,000	$.32	0.67	$18
Granted	2,500,000	$.63	-	-
Vested	(900,000)	$.58	-	-

Unvested Options outstanding at July 31, 2008	1,750,000	$.63	4.49	$8

Granted	1,000,000	$.49	-	-
Vested	(791,630)	.56	-	-
Unvested Options outstanding at April 30, 2009	1,958,370	$.59	5.52	$-

Stock option and warrant activity for non-employees during the year ended July 31, 2008, and  nine months ended April 30, 2009 is as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value

Warrants and options outstanding at July 31, 2007	22,535,542	$.33	1.48	$2,578
Granted	1,715,000	.66	-	-
Exercised	(21,555,542)	.33	-	-
Expired	(680,000)	.30	-	-
Warrants and options outstanding at July 31, 2008	2,015,000	$.62	3.54	$54

Granted	1,400,000	$.50	-	-
Exercised	(150,000)	.39	-	-
Expired	(150,000)	.39	-
Warrants and options outstanding at April 30, 2009	3,115,000	$.59	3.89	$-
Warrants and options exercisable at April 30, 2009	2,013,703	$.61	1.84	$-

Unvested stock option balances for non-employees at April 30, 2009 are as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value

Unvested stock options outstanding at July 31, 2007	-	-	-	-
Granted	650,000	$.63	-	-
Vested	(195,000)	$.63	-	-
Unvested Options outstanding at July 31, 2008	455,000	$.63	4.49	$3

Options granted	1,275,000	$.49	-	-
Options vested	(628,703)	.51	-	-
Unvested Options outstanding at April 30, 2009	1,101,297	$.54	5.13	$5

The impact on the Company’s results of operations of recording equity based compensation for the nine months ended April 30, 2009 and 2008 for employees and non-employees was approximately $798 and $535 and reduced earnings per share by $0.00 and $0.00 per basic and diluted share, respectively.

As of April 30, 2009, there was approximately $830 of unrecognized equity based compensation cost related to options granted to executives and employees which have not yet vested.

NOTE 3 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

	(in thousands)
	April 30, 2009	July 31, 2008
Marketable equity securities, at cost	$50	$50
Marketable equity securities, at fair value (See Notes 9 & 13)	$70	$65

NOTE 4 - Ore on Leach Pads and Inventories (“In-Process Inventory”)

	(in thousands)
	April 30, 2009	July 31, 2008
Ore on leach pads	$16,208	$12,176
Total	$16,208	$12,176

Costs that are incurred in or benefit the productive process are accumulated as ore on leach pads and inventories.  Ore on leach pads and inventories are carried at the lower of average cost or market.  The current portion of ore on leach pads and inventories is determined based on the amounts to be processed within the next 12 months.

NOTE 5 – Other Current Assets

Other current assets consist of the following:

	(in thousands)
	April 30, 2009	July 31, 2008
Value added tax to be refunded	$449	$425
Other	2	65
Total Other Current Assets	$451	$490

NOTE 6 – Property and Equipment

Property and Equipment consist of the following:

	(in thousands)
	April 30, 2009	July 31, 2008
Process equipment and facilities	$25,015	$21,693
Mining equipment	2,248	974
Mineral properties	141	141
Construction in progress	1,193	1,277
Computer and office equipment	355	316
Improvements	16	16
Furniture	47	38
Total	29,015	24,455
Less: accumulated depreciation	(6,129)	(3,537)
Property and equipment, net	$22,886	$20,918

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

The Company paid $674 towards the procurement of new secondary crusher for the El Chanate mine.  The total cost for this piece of equipment is approximately $1,012 (See Note 19).

Depreciation expense for the nine months ended April 30, 2009 and 2008 was approximately $2,269 and $2,630, respectively.

NOTE 7 - Intangible Assets

Intangible assets consist of the following:

	(in thousands)
	April 30, 2009	July 31, 2008
Repurchase of Net Profits Interest	$500	$500
Water Rights	241	134
Mobilization Payment to Mineral Contractor	70	70
Reforestation fee	73	-
Investment in Right of Way	18	18
Total	902	722
Accumulated Amortization	(573)	(541)
Intangible assets, net	$329	$181

Purchased intangible assets consisting of rights of way, water rights, easements and net profit interests are carried at cost less accumulated amortization.  Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the UOP method.  It is the Company’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with SFAS 144.  There was no impairment at April 30, 2009.

Amortization expense for the nine months ended April 30, 2009 and 2008 was approximately $33 and $521, respectively.  The Repurchase of Net Profits Interest was fully amortized as of April 30, 2008.

NOTE 8 - Mining Concessions

Mining concessions consist of the following:

	(in thousands)
	April 30, 2009	July 31, 2008
El Chanate	$45	$45
El Charro	25	25
Total	70	70
Less: accumulated amortization	(18)	(11)
Total	$52	$59

The El Chanate concessions are carried at historical cost and are being amortized using the UOP method. They were acquired in connection with the purchase of the stock of Minera Chanate.

MSR acquired an additional mining concession, El Charro, in 2005. El Charro lies within the current El Chanate property boundaries. MSR is required to pay 1.5% net smelter royalty in connection with the El Charro concession.

Amortization expense for the nine months ended April 30, 2009 and 2008 was approximately $6 and $6, respectively.

NOTE 9 - Loans Receivable - Affiliate

Loans receivable - affiliate consist of expense reimbursements due from a publicly owned corporation in which the Company has an investment.  The Company's president and chairman of the board of directors was an officer and director of that corporation until March 10, 2008.  These loans are non-interest bearing and due on demand (see Notes 3 & 13).

NOTE 10 – Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	April 30, 2009	July 31, 2008

Net profit interest	$-	$753
Net smelter return	240	189
Mining contractor	183	193
Income tax payable	2,246	777
Utilities	102	110
Interest	28	72
Salaries, wages and employee benefits	907	334
Other liabilities	163	245
	$3,869	$2,673

NOTE 11 - Reclamations and Remediation Liabilities (“Asset Retirement Obligations”)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and closure costs.  The Asset Retirement Obligation is based on when the spending for the reclamation for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the Asset Retirement Obligation at each mine site.  The Company reviewed the estimated present value of the El Chanate mine reclamation and closure costs as of July 31, 2008.  This review resulted in an increase in the Asset Retirement Obligation by approximately $293.  As of April 30, 2009, approximately $1,331 was accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” For the nine months ended April 30, 2009, the Company reclaimed certain areas at its El Chanate mine representing approximately $54.  Accretion expense for the nine months ended April 30, 2009 and 2008 was approximately $113 and $121, respectively.

(in thousands)
Balance as of July 31, 2008	$1,666
Additions, changes in estimates and other (foreign currency translation adjustment)	(457)
Liabilities settled	(54)
Accretion expense	113
Balance as of April 30, 2009	$1,268

NOTE 12 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) consists of foreign translation gains and losses, unrealized gains and losses on marketable securities and fair value changes on derivative instruments and is summarized as follows:

	Foreign currency items	Unrealized gain (loss) on securities	Change in fair value on interest rate swaps	Accumulated other comprehensive income

Balance as of July 31, 2008	$681	$15	$64	$760
Income (loss)	(3,120)	5	(12)	(3,127)
Balance as of April 30, 2009	$(2,439)	$20	$52	$(2,367)

The Company has not recognized any income tax benefit or expense associated with other comprehensive income items for the year ended July 31, 2008 and the nine months ended April 30, 2009.

NOTE 13 - Related Party Transactions

In August 2002, the Company purchased marketable equity securities of a related company. The Company also recorded approximately $5 and $5 in net expense reimbursements including office rent from this entity for the nine months ended April 30, 2009 and 2008, respectively (see Notes 3 and 9).

The Company utilizes Caborca Industrial, a Mexican corporation that is 100% owned by Gifford A. Dieterle, the Company’s Chief Executive Officer, and Jeffrey W. Pritchard, the Company’s Executive Vice President, for mining support services. These services include but are not limited to the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at slightly above cost. Mining expenses charged by Caborca Industrial and eliminated upon consolidation amounted to approximately $3,561 and $2,525 for the nine months ended April 30, 2009 and 2008, respectively.

The Company incurred approximately $15 during the nine months ended April 30, 2009, for services provided related to marketing materials.  The firm providing the services is owned and operated by relatives of the Company’s Chief Operating Officer, John Brownlie.

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

Each of the Amended Agreements modify the previous employment agreement or engagement agreement in three ways.  First, the Company removed a provision from the Agreement Regarding Change in Control, which is attached as an exhibit to each of the Amended Agreements, that provided that, upon a change in control of the Company, the exercise price of all issued and outstanding options would decrease to $0.01. Second, the Company made the terms of each of the Amended Agreements consistent so that each Amended Agreement expires on December 31, 2011.  Finally, the Amended Agreements incorporate amendments made in December 2008 to the employment agreements and engagement agreements to bring such agreements into documentary compliance with Section 409A of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder.

NOTE 14 - Stockholders' Equity

Common Stock

At various stages in the Company’s development, shares of the Company’s common stock have been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of services provided or property received.

During the nine months ended April 30, 2009, the Company issued 222,500 restricted shares to employees  under its 2006 Equity Incentive Plan. The restricted shares granted vested immediately.  The fair value of the Company’s stock ranged from $0.34 to $0.52 on the date of grant resulting in the Company recording approximately $113 in equity compensation expense.

The Company received proceeds of approximately $144 during the nine months ended April 30, 2009 from the exercising of an aggregate of 400,000 options issued to officers and directors.

During the nine months ended April 30, 2009 and 2008, the Company recorded approximately $675 and $569 in equity compensation expense related to the vesting of restricted stock grants and stock options, respectively.

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

The Plan is administered by the Company’s Board of Directors which has delegated the administration to the Company’s Compensation Committee.  The Plan provides for Awards to be made to  the Company’s employees, directors and consultants and its affiliates as the Board may select.

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

On November 1, 2008, the Company issued stock options with a two year term to purchase the Company’s common stock at an exercise price of $0.65 per share to an investor relations firm for services provided.  These options are for the purchase of 100,000 shares.  The Company utilized the Black-Scholes Method to fair value the 100,000 options received by this firm and recorded approximately $6 as equity based compensation expense.  The grant date fair value of each stock option was $0.06.

On December 3, 2008, the Company issued stock options with a two year term to purchase the Company’s common stock at an exercise price of $0.35 per share to its then SEC counsel.  These options are for the purchase of 25,000 shares.  The Company utilized the Black-Scholes Method to fair value the 25,000 options received by these individuals and recorded approximately $4 as equity based compensation expense.  The grant date fair value of each stock option was $0.16.

On January 20, 2009, at the recommendation of the Compensation Committee and on the approval by the Board of Directors, the Company’s executive officers and directors were granted 2,275,000 stock options under our 2006 Equity Incentive Plan as incentive compensation. The stock options were awarded as follows:  Gifford Dieterle – 500,000, John Brownlie – 500,000, Jeffrey Pritchard – 500,000, Christopher Chipman – 250,000, Scott Hazlitt – 250,000, Ian Shaw – 75,000, John Postle – 50,000, Mark T. Nesbitt – 50,000, Roger Newell -50,000 and Robert Roningen – 50,000.  The stock options have a term of five years and vest as follows: one-third vested upon issuance and the balance vest on a one-third basis annually thereafter. The exercise price of the stock options is $0.49 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan, unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon the happening of a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  The Company utilized the Black-Scholes method to fair value the 2,275,000 options received by these individuals totaling $647.  The grant date fair value of each stock option was $0.29.

NOTE 15 - Debt

Long term debt consists of the following:	(in thousands)
	April 30, 2009	July 31, 2008

Total debt	$9,125	$12,500

Less current portion	3,825	4,125

Long-term debt	$5,300	$8,375

In September 2008, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) involving our wholly owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), the Company, as guarantor, and Standard Bank PLC (“Standard Bank”), as the lender. The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006 (the “Original Agreement”).  Under the Original Agreement, MSR and Oro borrowed money in an aggregate principal amount of up to US$12,500 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico.  The Company guaranteed the repayment of the Term Loan and the performance of the obligations under the Credit Agreement.  As of April 30, 2009, the outstanding amount on the term note was $9,125 and accrued interest on this facility was approximately $28.

The Credit Agreement also established a new senior secured revolving credit facility that permits the Borrowers to borrow up to $5,000 during the one year period after the closing of the Credit Agreement.  Term Loan principal shall be repaid quarterly commencing on September 30, 2008 and consists of four payments in the amount of $1,125, followed by eight payments in the amount of $900 and two final payments in the amount of $400.  There is no prepayment fee.  There was no amount outstanding on the revolving credit facility as of April 30, 2009.  Principal under the Term Loan and the credit facility shall bear interest at a rate per annum equal to the LIBO Rate plus 2.5% and 2.0% per annum, respectively.

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

In connection with the amendment of the Company’s credit arrangement proceedings in September 2008, MSR, as a condition precedent to closing, obtained a six month waiver letter from the Lender of any default or event of default as a result of not being in compliance with regulations of Mexican federal law with regard to certain filing and environmental bonding issues in connection with the operation of mining the El Chanate concessions as well as certain insurance requirements.  MSR is currently compliant with these regulations.

As of April 30, 2009, the Company and its related entities were in compliance with all debt covenants and default provisions.

The Term Loan and credit facility is secured by all of the tangible and intangible assets and property owned by MSR and Oro.  As additional collateral for the Loan, the Company, together with its subsidiary, Leadville Mining & Milling Holding Corporation, has pledged all of its ownership interest in MSR and Oro.

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

On February 24, 2009, the Company settled with Standard Bank, Plc., the remaining 58,233 ounces of gold under the original Gold Price Protection arrangements entered into in March 2006. The purpose of these arrangements at the time was to protect the Company in the event the gold price dropped below $500 per ounce. Total remuneration to unwind these arrangements was approximately $1,906. In conjunction with the settlement of the gold price protection agreement, the Company incurred an Other Expense of approximately $1,391 during the fiscal quarter ended April 30, 2009.

The volume of these derivative positions represented about 66% and 90% of sales during the nine months ended April 30, 2009 and 2008, respectively, such that these derivative positions mitigate the Company’s gold price risk, rather than eliminate or reverse the natural exposure of the Company.

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

Since inception, the Company has paid Standard Bank an aggregate of approximately $4,135 on the full settlement of 121,927 ounces.  These expenses were incurred concurrently with sales revenues that reflected actual sales of physical gold at market prices well above the option strike price of $535 per ounce.

Rather than modifying the original Gold Price Protection agreement with Standard Bank to satisfy these forward sale obligations, the Company opted for a net cash settlement between the call option purchase price of $535 and the forward sale price of $500, or $35.00 per oz.

Interest Rate Swap Agreement

On October 11, 2006, prior to our initial draw on the Credit Facility, the Company entered into an interest rate swap agreement covering about 75% of the expected variable rate debt exposure.  Only 50% coverage is required under the Credit Facility.  The termination date on this swap position is December 31, 2010.  However, the Company intends to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as it deems appropriate.  In any case, the Company’s use of interest rate derivatives will be restricted to use for risk management purposes.

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

The following is a reconciliation of the derivative contract regarding the Company’s Interest Rate Swap agreement:

(in thousands)
Liability balance as of July 31, 2008	$192
Change in fair value of derivative	111
Interest expense (income)	50
Net cash settlements	(125)
Liability balance as of April 30, 2009	$228

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

The Effect of Derivative Instruments on the Statement of Financial Performance (in thousands):

Quarter Ended	Derivatives in Cash Flow Hedging Relationships	Effective Results Recognized in OCI	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Income	Ineffective Results Recognized in Earnings	Location of Ineffective Results
7/31/08	Interest Rate contracts	$19	Interest Income (Expense)	(49)	-	N/A
10/31/08	Interest Rate contracts	$(38)	Interest Income (Expense)	(38)	-	N/A
1/31/09	Interest Rate contracts	$(95)	Interest Income (Expense)	(35)	-	N/A
4/30/09	Interest Rate contracts	$(16)	Interest Income (Expense)	(55)	-	N/A

Fair Value of Derivative Instruments in a Statement of Financial Position and the Effect of Derivative Instruments on the Statement of Financial Performance (in thousands):

	Liability Derivatives
July 31, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$192
Derivatives designated as non-hedging instruments
Gold derivatives	Current Liabilities	$738

	Liability Derivatives
October 31, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$199
Derivatives designated as non-hedging instruments
Gold derivatives	Current Liabilities	$734

	Liability Derivatives
January 31, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$268
Derivatives designated as non-hedging instruments
Gold derivatives	Current Liabilities	$719

	Liability Derivatives
April 30, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$228

NOTE 17 – Income Taxes

The Company’s Income tax (expense) benefit for the nine months ended consisted of the following:

	(in thousands)
	April 30, 2009	April 30, 2008
Current:
United States	$-	$-
Foreign	(4,078)	(806)
	(4,078)	(806)
Deferred:
United States	-	-
Foreign	(746)	-
	(746)	-
Total	$(4,824)	$(806)

The Company’s Income (loss) from operations before income tax for the nine months ended consisted of the following:

	(in thousands)
	April 30, 2009	April 30, 2008

United States	$(4,602)	$(3,790)
Foreign	17,113	11,209
Total	$12,511	$7,419

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

NOTE 18 – Recently Issued Accounting Pronouncements

Fair Value Accounting

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2009. In February 2008, the FASB staff issued FSP No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for Companies beginning January 1, 2009, and are not expected to have a significant impact on the Company.

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

	Fair Value at April 30, 2009 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,838	$3,838	$-	$-
Marketable securities	70	70	-	-
	$3,908	$3,908	$-	$-
Liabilities:
Interest rate swap	228	-	228	-
	$228	$-	$228	$-

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

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which: 1) clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired, 2) provides guidance on the amount of an other-than-temporary impairment recognized in earnings and other comprehensive income and 3) expands the disclosures required for other-than-temporary impairments for debt and equity securities. Also in April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of these Staff Positions is required for the Company’s interim reporting period beginning April 1, 2009 with early adoption permitted. The Company adopted the provisions of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1 for the interim period ended April 30, 2009. The adoption of this standard did not have a material impact on the financial condition or the results of the Company’s operations.

Fair Value Option

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

Derivative Instruments

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

Accounting for the Useful Life of Intangibles

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations” (“FAS 141”). FSP 142-3 is effective for the Company’s fiscal year beginning August 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP 142-3 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Business Combinations

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends and clarifies FAS 141(R). The intent of FSP FAS 141(R)-1 is to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The Company will apply the provisions of FSP FAS 141(R)-1 to all future business combinations.

Equity Method Investment

In November 2008, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial measurement of an equity method investment, (ii) recognizing other-than-temporary impairments of an equity method investment and (iii) accounting for an equity method investee’s issuance of shares. EITF 08-6 was effective for the Company’s fiscal year beginning August 1, 2009 and has been applied prospectively. The adoption of EITF 08-6 had no impact on the Company’s consolidated financial position or results of operations.

Equity-linked Financial Instruments

In June 2008, the EITF reached consensus on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). EITF 07-5 was effective for the Company’s fiscal year beginning August 1, 2009. The adoption of EITF 07-5 had no impact on the Company’s consolidated financial position or results of operations.

NOTE 19 – Subsequent Events

The Company completed the procurement and installation of its new secondary crusher and tunnel conveyor in May 2009.  The total capital expenditure for this equipment was approximately $1,012.

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

We utilize certain Non-GAAP performance measures and ratios in managing the business and may provide users of this financial information with additional meaningful comparisons between current results and results in prior operating periods. Non-GAAP financial measures should be viewed in addition to, and not as an alternative to, the reported operating results or cash flow from operations or any other measure of performance prepared in accordance with accounting principles generally accepted in the United States. In addition, the presentation of these measures may not be comparable to similarly titled measures other companies use.

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

•	Blocks with a grade estimate that did not meet the above criteria were classified as Inferred (and were classified as waste material in the mining reserves estimate);

•	Blocks outside the above search radii or outside suitable geological zones were not assigned a gold grade or a resource classification.

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

We commenced production at the El Chanate property on July 31, 2007.  For the nine months ended April 30, 2009 and 2008, we sold 38,037 and 28,210 ounces of gold, respectively, an increase of 35%.  Gold production at El Chanate is currently at a level of approximately 5,000 ounces of gold per month. We completed the procurement and installation of our new secondary crusher and tunnel conveyor in May 2009.  The total capital expenditure for this equipment was approximately $1,012.  We completed the leach pad expansion and ADR plant improvements in January 2009.  We believe that these steps that we initiated and completed during this fiscal year will effectively increase annualized production rates to approximately 70,000 ounces per year in 2009.  Management has been able and anticipates that it will continue to, fund expansion costs with its cash on hand as well as through revenues from gold sales.

The following table represents a summary of our proven and probable mineral reserves.

Proven and probable mineral reserve (Ktonnes of ore)	April 30, 2009	July 31, 2008
Ore	-	-
Beginning balance (Ktonnes)	35,286	38,785
Additions	-	-
Reductions	(2,771)	(3,499)
Ending Balance	32,515	35,286

Contained gold
Beginning balance (thousand of ounces)	719	814
Additions	-	-
Reductions	(75)	(95)
Ending Balance	644	719

In September 2008, we initiated a 10 hole, deep core drilling campaign at our El Chanate mine consisting of 2,500 meters, which targeted the southern extremity of the main pit.  Once this data has been compiled and analyzed, it will be combined with results from a previous drilling campaign initiated in December 2007 which consisted of 26 reverse circulation holes amounting to 4,912 meters.  These drill holes were mainly positioned to test the outer limits of the currently known ore zones within the main pit.
All data will be combined with the intention of increasing proven and probable reserves.

During 2007 and 2008, we conducted exploration activities in the El Chanate pit area including, a ground magnetic survey and two drilling campaigns totaling 4,912 meters of reverse circulation drilling and 2,891 meters of core drilling, to evaluate the ongoing potential for expanding its reserves.  The knowledge obtained about the geology of the deposit during mining, combined with the assays from the samples from this exploration drilling, was used to expand the information in our mine database.  We have used this data to re-estimate El Chanate’s mineral reserves. The table below shows the updated Proven and Probable reserves at El Chanate as of May 2009:

Mineral Reserve Class	Ore (tonnes)	Grade (g/t)	Contained Gold (oz.)

Proven Mineral Reserve	20,896,000	0.772	519,000

Probable Mineral Reserve	14,926,000	0.702	337,000

Low Grade Stockpile (Probable)	7,318,000	0.246	58,000

Proven and Probable Mineral Reserve	43,140,000	0.659	913,000

The new mineral reserves are based on an updated resource block model and an updated mine plan and mine production schedule developed by Independent Mining Consultants, Inc. (IMC) of Tucson, Arizona, an independent consulting firm. The updated pit design for the revised plan is based on a plant recovery of gold that varies by rock types, but is expected to average 64.2%.  A gold price of $750 (SEC three year average as of March 20, 2009) per ounce was used to estimate the reserves.  The stated proven and probable mineral reserves have been prepared in accordance with CIM Definitions.  A technical report supporting this estimate is being finalized that complies with Canada’s National Instrument 43-101 Standards of Disclosure for Mineral Projects and will be filed on SEDAR shortly. These reserves are equivalent to proven and probable reserves as defined by the United States Securities and Exchange Commission (SEC) Industry Guide 7.

We recently leased 12 mining concessions totaling 1,790 hectares located northwest of Saric, Sonora. In addition, we own a claim for approximately 2,200 additional hectares adjacent to this property. These concessions and this claim are about 60 miles northeast of the El Chanate project. Mineralization is evident throughout and is hosted by shear zones and quartz veins in granite intrusive. A short drill program, along with geochemical work, remains underway.

We continue to actively investigate other exploration projects in northern Mexico.

Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim financial statements and related notes included elsewhere in this report.

Three months ended April 30, 2009 compared to three months ended April 30, 2008

Net income for the three months ended April 30, 2009 and 2008 was approximately $2,554 and $2,740, respectively, representing a decrease of approximately 7% over the prior period. Net income decreased primarily as a result of the settlement, on February 24, 2009, with Standard Bank, Plc., the remaining 58,233 ounces of gold under the original Gold Price Protection arrangements entered into in March 2006. The purpose of these arrangements at the time was to protect the Company in the event the gold price dropped below $500 per ounce. Total remuneration to unwind these arrangements was approximately $1,906. In conjunction with the settlement of the gold price protection agreement, we incurred an Other Expense of approximately $1,391 during the fiscal quarter ended April 30, 2009.

Net income per common share was $0.01 for the three months ended April 30, 2009 on both a basic and diluted basis and $0.02 and $0.01 for the three months ended April 30, 2008 on a basic and diluted basis, respectively.

Revenues & Costs Applicable to Sales

Gold sales in the current period totaled approximately $12,395 as compared to $8,730 in the prior period representing an increase of approximately $3,665 or 42%.  We sold 13,347 ounces at an average realizable price per ounce of approximately $929 in the current period.  We sold 9,466 ounces at an average realizable price per ounce of $922 during the same period last year.

Costs applicable to sales were approximately $3,698 and $2,717, respectively, for the three months ended April 30, 2009 and 2008, an increase of approximately $981 or 36%, which increased in conjunction with our increase in revenues.    Cash costs of $263 per ounce of gold sold for the three months ended April 30, 2009 was 7% below the $283 reported in the same period in fiscal 2008. Total costs of $305 per ounce of gold sold for the three months ended April 30, 2009, was 9% lower than the $337 in our fiscal third quarter of 2008.  Our increased production and cost efficiencies contributed to a lower cash and total cost per ounce sold during the current period.

Revenues from by-product sales (silver) are credited to Costs applicable to sales as a by-product credit.  Silver sales totaled 22,991 ounces at an average price of $12.94 amounting to approximately $298 during the three months ended April 30, 2009.   Silver sales totaled 10,190 ounces at a price of $19.73 amounting to approximately $201 for the three months ended April 30, 2008.

Depreciation and Amortization

Depreciation and amortization expense during the three months ended April 30, 2009 and 2008 was approximately $811 and $800, respectively, an increase of $11 or 1% over the prior period.  The primary reason for the increase in units-of-production depreciation and amortization was mainly attributable to additional ounces being produced in the current period versus the same period in the prior year of approximately $183.  This was offset by amortization charges incurred in the prior year of approximately $122 related to the repurchase of the 5% net profit interest acquired in 2006 for $500.  This was fully amortized during the quarterly period ended April 30, 2008.  Depreciation and amortization also includes deferred financing costs resulting from the credit arrangements entered into with Standard Bank Plc.  This accounted for approximately $233 and $272 of depreciation and amortization expense during the three months ended April 30, 2009 and 2008, respectively.

General and Administration Expense

General and administrative expenses during the three months ended April 30, 2009 were approximately $1,361, an increase of approximately $275 or 25% from the three months ended April 30, 2008. The increase in general and administrative expenses for the current period was primarily due to: 1) higher legal and financial advisor fees incurred as a result of the proposed transaction with Gammon Gold of approximately $380, and  2) higher audit  fees of approximately $92 associated with the  attestation report issued on the effectiveness of our internal controls as well as fees incurred with the response to our periodic Securities and Exchange Commission comment letter received during the current period.  These increases were slightly offset by reductions in consulting and professional fees of approximately $175 as compared to the three months ended April 30, 2008.

Exploration Expense

Exploration expense during the three months ended April 30, 2009 and 2008 was approximately $329 and $19, respectively, or an increase of $310.  Exploration costs during the current period mainly consisted of on-going exploration, drilling and geochemical work being conducted on our leased concessions located northwest of Saric, Sonora.  Exploration expense in the prior period was minimal as the drilling campaign which consisted of 26 reverse circulation holes amounting to 4,912 meters concluded during the second fiscal quarter ended January 31, 2008.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the three months ended April 30, 2009 and 2008, was approximately $1,391 and $337, respectively, and was reflected as Other Expense. The primary reason for the increase can be attributed to the settlement, on February 24, 2009, with Standard Bank, Plc., the remaining 58,233 ounces of gold under the original Gold Price Protection arrangements entered into in March 2006. The purpose of these arrangements at the time was to protect the Company in the event the gold price dropped below $500 per ounce. Total remuneration to unwind these arrangements was approximately $1,906. In conjunction with the settlement of the gold price protection agreement, we incurred an Other Expense of approximately $1,391 during the fiscal quarter ended April 30, 2009.  These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

Interest expense was approximately $103 for the three months ended April 30, 2009 compared to approximately $377 for the same period a year earlier.  This decrease was mainly due to lower interest charges incurred during the current period related to our credit arrangements with Standard Bank.  As of April 30, 2009, there was $9,125 outstanding on our term note.

Nine months ended April 30, 2009 compared to nine months ended April 30, 2008

Net income for the nine months ended April 30, 2009 and 2008 was approximately $7,687 and $6,613, respectively, representing an increase of approximately 16% over the prior period.  Net income before income taxes was $12,511 and $7,419 for the nine months ended April 30, 2009 and 2008, respectively, which represented an increase of 69%.  Net income and net income before tax increased primarily as a result of higher revenues from more ounces being sold during the nine months ended April 30, 2009, as compared to the same period a year ago. Income tax expense in the prior period was lower due to two factors:  1) net income before tax was below that of the current period due to lower ounces being sold and, 2) a net operating loss carryforward within our wholly-owned subsidiary, MSR, that offset tax that would otherwise have been due in the prior period.  This loss carry-forward was fully utilized as of December 31, 2007.

Net income per common share was $0.04 for the nine months ended April 30, 2009 on both a basic and diluted basis and $0.04 and $0.03 for the nine months ended April 30, 2008 on a basic and diluted basis, respectively.

Revenues & Costs Applicable to Sales

Gold sales in the current period totaled approximately $32,939 as compared to $23,299 in the prior period representing an increase of approximately $9,640 or 41%.  We sold 38,037 ounces at an average realizable price per ounce of approximately $866 in the current period.  We sold 28,210 ounces at an average realizable price per ounce of $826 during the same period last year.

Costs applicable to sales were approximately $10,395 and $7,343, respectively, for the nine months ended April 30, 2009 and 2008, an increase of approximately $3,052 or 42%, which increased in conjunction with our increase in revenues.  Cash costs of $261 per ounce of gold sold for the nine months ended April 30, 2009 was 1% higher than the $258 for the nine months ended April 30, 2008. We have been able to maintain our cash costs as we have increased production.  Total costs of $301 per ounce of gold sold for the nine months ended April 30, 2009, was 6% lower than the $321.  The primary reason for this decrease in total costs was attributed to higher amortization charges recorded in the prior period related to the repurchase of the 5% net profit interest acquired in 2006 for $500.

Revenues from by-product sales, which consist of silver, are credited to Costs applicable to sales as a by-product credit. By-product sales amounted to $809 and $347 for the nine months ended April 30, 2009 and 2008, on silver ounces sold of 68,325 and 20,190, respectively.

Depreciation and Amortization

Depreciation and amortization expense during the nine months ended April 30, 2009 and 2008 was approximately $2,269 and $2,630, respectively.  The primary reason for the decrease of approximately $361, or 14%, was due to amortization charges recorded in the prior period related to the repurchase of the 5% net profit interest acquired in 2006 for $500.  The $500 was fully amortized during the quarterly period ended April 30, 2008.  This was slightly offset by an increase in Units-of-Production depreciation and amortization mainly attributable to additional ounces being produced in the current period versus the same period in the prior year.  Depreciation and amortization also includes deferred financing costs resulting from the credit arrangements entered into with Standard Bank Plc.  This accounted for approximately $700 and $816 of depreciation and amortization expense during the nine months ended April 30, 2009 and 2008, respectively.

General and Administration Expense

General and administrative expenses during the nine months ended April 30, 2009 were approximately $3,800, an increase of approximately $492, or 15%, from the nine months ended April 30, 2008. The increase in general and administrative expenses for the current period was primarily due to: 1) higher legal and financial advisor fees incurred as a result of the proposed transaction with Gammon Gold of approximately $380, and  2) higher audit  fees of approximately $92 associated with the  attestation report issued on the effectiveness of our internal controls as well as fees incurred with the response to our periodic Securities and Exchange Commission comment letter received during the current period.

Exploration Expense

Exploration expense during the nine months ended April 30, 2009 and 2008 was approximately $1,224 and $650, respectively, or an increase of $574, or 88%.  The primary reason for the increase can be attributed to increased activity during the current period associated with on-going exploration, drilling and geochemical work being conducted on our leased concessions located northwest of Saric, Sonora.  Exploration expense for the current period also included costs incurred from a 10 hole, deep core drilling campaign at our El Chanate mine totaling 2,500 meters, which targeted the southern extremity of the main pit.  Exploration expense in the prior period included a drilling campaign initiated in December 2007 which consisted of 26 reverse circulation holes amounting to 4,912 meters.  These drill holes were mainly positioned to test the outer limits of the currently known ore zones within the main pit.  All data was combined with the intention of increasing proven and probable reserves.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the nine months ended April 30, 2009 and 2008, was approximately $1,969 and $1,037, respectively, and was reflected as Other Expense. The primary reason for the increase can be attributed to the settlement, on February 24, 2009, with Standard Bank, Plc., the remaining 58,233 ounces of gold under the original Gold Price Protection arrangements entered into in March 2006. The purpose of these arrangements at the time was to protect the Company in the event the gold price dropped below $500 per ounce. Total remuneration to unwind these arrangements was approximately $1,906. In conjunction with the settlement of the gold price protection agreement, we incurred an Other Expense of approximately $1,391 during the nine months ended April 30, 2009.  These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

Interest expense was approximately $530 for the nine months ended April 30, 2009 compared to approximately $945 for the same period a year earlier.  This decrease was mainly due to lower interest charges incurred during the current period related to our credit arrangements with Standard Bank.  As of April 30, 2009, there was $9,125 outstanding on our term note.

Changes in Foreign Exchange Rates

During the nine months ended April 30, 2009 and 2008, we recorded equity adjustments from foreign currency translations of approximately $3,120 and $300, respectively.  These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the U.S. dollar and are included as a component of other comprehensive income.  The Mexican Peso and the U.S. dollar exchange rate as of April 30, 2009 was 13.7645.  As of July 31, 2008, such exchange rate was 10.0483.

Summary of Quarterly Results
(000’s except per share Data)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008

Revenues	12,395	8,730	32,939	23,299
Net Income	2,554	2,740	7,687	6,613
Basic net income per share	0.01	0.02	0.04	0.04
Diluted net income per share	0.01	0.01	0.04	0.03
Gold ounces sold	13,347	9,466	38,037	28,210
Average price received	$929	$922	$866	$826
Cash cost per ounce sold(1)	$263	$283	$261	$258
Total cost per ounce sold(1)	$305	$337	$301	$321
(1)
"Cash costs per ounce sold" is a non-GAAP measure which includes all direct mining costs, refining and transportation costs and by-product credits as well as royalties as reported in the Company's financial statements.  “Total cost per ounce sold” is a non-GAAP measure which includes “cash costs per ounce sold” as well as depreciation and amortization as reported in the Company's financial statements.

Summary of Results of Operations

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008

Tonnes of ore mined	866,604	979,370	2,771,284	2,796,210
Tonnes of waste removed	890,241	748,510	3,144,623	1,656,115
Ratio of waste to ore	1.03	0.76	1.13	0.59
Tonnes of ore processed	938,469	1,060,428	2,892,595	2,800,859
Grade (grams/tonne)	0.68	0.91	0.82	0.82
Gold (ounces)
- Produced(1)	13,460	9,341	38,994	28,196
- Sold	13,347	9,466	38,037	28,210
(1)	Gold produced each year does not necessarily correspond to gold sold during the year, as there is a time delay in the actual sale of the gold.

Liquidity and Capital Resources

Operating activities

Cash provided by operating activities during the nine months ended April 30, 2009 was $7,311 as compared to Cash provided by operating activities of $4,818 during the nine months ended April 30, 2008.   The increase period-to-period was mainly due to higher net income during the nine months ended April 30, 2009, as well as deductions to in-process inventory offset by the payment to Standard Bank for the close out of the Gold Price Protection Agreement.

Investing Activities

Cash used in investing activities during the nine months ended April 30, 2009, amounted to approximately $4,770, primarily from the acquisition of an additional secondary crusher and tunnel conveyor, mobile equipment, conveyors, ADR plant equipment, and a carbon regeneration kiln.  Cash used in investing activities for the same period a year ago was approximately $4,691 which was due to costs incurred for leach pad expansion, conveyors, additional water rights, and original ADR plant equipment for the El Chanate mine.

Financing Activities

Cash used in financing activities during the nine months ended April 30, 2009 amounted to approximately $3,226, primarily from the repayment of the note payable in the amount of $3,375.  Cash provided by financing activities for the same period a year ago was approximately $2,284 which mostly was comprised of proceeds received of approximately $2,277 from the issuance of common stock upon the exercising of 6,646,750 warrants.

Term loan and Revolving Credit Facility

In September 2008, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) involving our wholly owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), the Company, as guarantor, and Standard Bank PLC (“Standard Bank”), as the lender.  The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006 (the “Original Agreement”).  Under the Original Agreement, MSR and Oro borrowed money in an aggregate principal amount of up to $12,500 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico.  We guaranteed the repayment of the Term Loan and the performance of the obligations under the Credit Agreement.  As of April 30, 2009, the outstanding amount on the Term Loan was $9,125 and accrued interest on this facility was approximately $28.

The Credit Agreement also established a new senior secured revolving credit facility that permits the Borrowers to borrow up to $5,000 during the one year period after the closing of the Credit Agreement. The Borrowers may request a borrowing of the Revolving Commitment from time to time, provided that the Borrowers are not entitled to request a borrowing more than once in any calendar month (each borrowing a “Revolving Loan”). Repayment of the Revolving Loans will be secured and guaranteed in the same manner as the Term Loan. Term Loan principal shall be repaid quarterly commencing on September 30, 2008 and consisting of four payments in the amount of $1,125, followed by eight payments in the amount of $900 and two final payments in the amount of $400. There is no prepayment fee.  There was no amount outstanding on the revolving credit facility as of April 30, 2009.  Principal under the Term Loan and the Revolving Loans shall bear interest at a rate per annum equal to the LIBO Rate, as defined in the Credit Agreement, for the applicable Interest Period plus the Applicable Margin. An Interest Period can be one, two, three or six months, at the option of the Borrowers. The Applicable Margin for the Term Loan and the Revolving Loans is 2.5% per annum and 2.0% per annum, respectively.  The Borrowers are required to pay a commitment fee in respect of the Revolving Commitment at the rate of 1.5% per annum on the average daily unused portion of the Revolving Commitment.  Pursuant to the terms of the Original Agreement, Standard Bank exercised significant control over the operating accounts of MSR located in Mexico and in the United States. Standard Bank’s control over the accounts has been lifted significantly under the terms of the Credit Agreement, giving the Borrowers authority to exercise primary day-to-day control over the accounts.  However, the accounts remain subject to an account pledge agreement between MSR and Standard Bank.

The term loan and credit facility is secured by all of the tangible and intangible assets and property owned by MSR and Oro.  As additional collateral for the Loan, the Company, together with its subsidiary, Leadville Mining & Milling Holding Corporation, pledged all of its ownership interest in MSR and Oro.

Debt Covenants

Our Credit Agreement with Standard Bank requires us, among other obligations, to meet certain financial covenants including (i) a ratio of current assets to current liabilities at all times greater than or equal to 1.20:1.00, (ii) a quarterly minimum tangible net worth at all times of at least $15,000, and (iii) a quarterly average minimum liquidity of $500. In addition, the Credit Agreement restricts, among other things, our ability to incur additional debt, create liens on our property, dispose of any assets, merge with other companies, enter into hedge agreements, organize or invest in subsidiaries or make any investments above a certain dollar limit.  A failure to comply with the restrictions contained in the Credit Agreement could lead to an event of default thereunder which could result in an acceleration of such indebtedness.

In connection with the amendment of our credit arrangement proceedings in September 2008, MSR, as a condition precedent to closing, obtained a six month waiver letter from the Lender of any default or event of default as a result of not being in compliance with regulations of Mexican federal law with regard to certain filing and environmental bonding issues in connection with the operation of mining the El Chanate concessions as well as certain insurance requirements.  MSR is currently compliant with these regulations.

As of April 30, 2009, the Company and its related entities were in compliance with all debt covenants and default provisions.

As of April 30, 2009, we and our related entities were in compliance with all debt covenants and default provisions.  For the purposes of meeting these financial covenants, the accounts of Caborca Industrial are not required to be included in the calculation of these covenants.

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

We include environmental and reclamation costs on an ongoing basis, in our internal revenue and cost projections.  No assurance can be given that environmental regulations will not be changed in a manner that would adversely affect our planned operations.  We estimated the reclamation costs for the El Chanate site to be approximately $2,900.  Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and closure costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site.  We reviewed the estimated present value of the El Chanate mine reclamation and closure costs as of July 31, 2008.  This review resulted in an increase in the Asset Retirement Obligation by approximately $293 to approximately $1,666 as of July 31, 2008.  As of April 30, 2009, approximately $1,268 was accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

We owned properties in Leadville, Colorado for which we have previously recorded an impairment loss.  Part of the Leadville Mining District has been declared a federal Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Superfund Amendments and Reauthorization Act of 1986.  Several mining companies and one individual were declared defendants in a possible lawsuit.  We were not named a defendant or Principal Responsible Party.  We did respond in full detail to a lengthy questionnaire prepared by the Environmental Protection Agency ("EPA") regarding our proposed procedures and past activities in November 1990.  To our knowledge, the EPA has initiated no further comments or questions.  The Division of Reclamation, Mining and Safety of the State of Colorado (the “Division”) conducted its most recent inspection of our Leadville Mining properties in August 2007.  The Division concluded that based upon 2007 equipment prices and labor costs, an additional $46 was necessary to be bonded with the Division to reclaim the site to achieve the approved post-mining land use.  The total amount of the bond sufficient to perform reclamation as of April 30, 2009, was approximately $82.  We have met this bonding requirement.  During our fiscal year ended July 31, 2008, we sold two of the Leadville Mining claims and the mill for gross proceeds of $100.  In May 2009, we received our bond back from the Division.

To date, we have not been adversely affected by the recent volatility in the global credit and foreign exchange markets.  To a minor degree we have benefited from the devaluation of the Mexican peso compared to the U.S. dollar.  We will continue to assess the evolution of our business and the impact of the global credit crisis.

While we believe that our available funds in conjunction with anticipated revenues from gold sales will be adequate to cover capital expenditures, debt service, net smelter return, as well as operating activities at El Chanate and corporate general and administrative expenses for fiscal 2009, if we encounter unexpected problems we may need to raise additional capital.  We also may need to raise additional capital for significant property acquisitions and/or exploration activities. To the extent that we need to obtain additional capital, management intends to raise such funds through the sale of our securities and/or entering into a joint venture with one or more strategic partners.  We cannot assure that adequate additional funding, if needed, will be available.  If we need additional capital and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities.

New Accounting Pronouncements

Fair Value Accounting

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2009. In February 2008, the FASB staff issued FSP No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for Companies beginning January 1, 2009, and are not expected to have a significant impact on us.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) in an inactive market. The intent of this FSP is to provide guidance on how the fair value of a financial asset is to be determined when the market for that financial asset is inactive. FSP FAS 157-3 states that determining fair value in an inactive market depends on the facts and circumstances, requires the use of significant judgment and in some cases, observable inputs may require significant adjustment based on unobservable data. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when determining fair value of an asset in an inactive market. FSP FAS 157-3 was effective upon issuance. We incorporated the principles of FSP FAS 157-3 in determining the fair value of financial assets when the market for those assets is not active.

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

The following table sets forth our financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at April 30, 2009 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,838	$3,838	$-	$-
Marketable securities	70	70	-	-
	$3,908	$3,908	$-	$-
Liabilities:
Interest rate swap	228	-	228	-
	$228	$-	$228	$-

Our cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash instruments that are valued based on quoted market prices in active markets are primarily money market securities.

Our marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by us.

We have an interest rate swap contract to hedge a portion of the interest rate risk exposure on its outstanding loan balance. The hedged portion of our debt is valued using pricing models which require inputs, including risk-free interest rates and credit spreads. Because the inputs are derived from observable market data, the hedged portion of the debt is classified within Level 2 of the fair value hierarchy.

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which: 1) clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired, 2) provides guidance on the amount of an other-than-temporary impairment recognized in earnings and other comprehensive income and 3) expands the disclosures required for other-than-temporary impairments for debt and equity securities. Also in April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of these Staff Positions is required for our interim reporting period beginning April 1, 2009 with early adoption permitted. The Company adopted the provisions of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1 for the interim period ended April 30, 2009. The adoption of this standard did not have a material impact on the financial condition or the results of our operations.

See also Note 18 to the Condensed Consolidated Financial Statements contained in Item 1. Financial Statements above.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, in accordance with instructions to Form 10-Q.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Critical accounting policies for us include inventory, revenue recognition, property, plant and mine development, impairment of long-lived assets, accounting for equity-based compensation, environmental remediation costs and accounting for derivative and hedging activities.

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

The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tonnes added to the leach pads), the grade of ore placed on the leach pads (based on fire assay data) and a recovery percentage (based on ore type and column testwork). It is estimated that our leach pad at El Chanate will recover all estimated recoverable ounces placed within a one year period from date of placement.

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

In-process Inventory

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific processing facility, but could include mill in-circuit, leach in-circuit, flotation and column cells, and carbon in-pulp inventories. In-process material are measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

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

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property will be capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces in proven and probable reserves.

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

Intangible Assets

Purchased intangible assets consisting of rights of way, easements and net profit interests are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the units of production method. It is our policy to assess periodically the carrying amount of our purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with SFAS 144. There was no impairment at April 30, 2009.

Fair Value of Financial Instruments

The carrying value of our financial instruments, including cash and cash equivalents, loans receivable and accounts payable approximated fair value because of the short maturity of these instruments.

Revenue Recognition

Revenue is recognized from the sale of gold dore when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered to the refinery, the title and risk of loss has been transferred to the refiner and collection of the sales price is reasonably assured from the customer.  Sales are calculated based upon assay of the dore’s precious metal content and its weight.  The Company receives 95% of the precious metal content contained within the dore from the refinery based upon the preliminary assay of the Company.  We forward an irrevocable transfer letter to the refinery to authorize the transfer of the precious metal content to the customer.  The sale is recorded by us upon the refinery pledging the precious metal content to the customer.  Revenues from by-product sales, which consist of silver, will be credited to Costs applicable to sales as a by-product credit. By-product sales amounted to $809 and $347 for the nine months ended April 30, 2009 and 2008, respectively.

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

Effective February 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Shared Based Payment” (“SFAS 123R”). Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.  We adopted the provisions of SFAS 123R using a modified prospective application.  Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes.  Because we previously adopted only the pro forma disclosure provisions of SFAS 123, we will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123R, except that forfeitures rates will be estimated for all options, as required by SFAS 123R.

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

On February 24, 2009, we settled with Standard Bank, Plc., the remaining 58,233 ounces of gold under the original Gold Price Protection arrangements entered into in March 2006. The purpose of these arrangements at the time was to protect the Company in the event the gold price dropped below $500 per ounce. Total remuneration to unwind these arrangements was approximately $1,906.

On October 11, 2006, prior to our initial draw on the Credit Agreement, we entered into interest rate swap agreements in accordance with the terms of the Credit Agreement, which requires that we hedge at least 50 percent of our outstanding debt under this facility.  The agreements entered into cover $9,375 or 75% of the outstanding debt.  Both swaps covered this same notional amount of $9,375, but over different time horizons.  The first covered the six months that commenced on October 11, 2006 and terminated on March 31, 2007 and the second covers the period from March 30, 2007 through December 31, 2010.  We intend to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as we deem appropriate.  However, any use of interest rate derivatives will be restricted to use for risk management purposes.

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

Foreign Currency

Changes in the foreign currency exchange rates in relation to the U.S. dollar may affect our profitability and cash flow.  Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions.  Most of our assets and operations are in Mexico; therefore, we are more susceptible to fluctuations in the Mexican peso / U.S. dollar exchange.  Our Mexico operations sell their metal production based on a U.S. dollar gold price as is the general, world-wide convention.  Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins to the extent costs are paid in local currency at foreign operations.  Foreign currency exchange rates in relation to the U.S. dollar have not had a material impact on our determination of proven and probable reserves.  However, if a sustained weakening of the U.S. dollar in relation to the Mexican peso that impacts our cost structure was not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, then profitability, cash flows and the amount of proven and probable reserves in the applicable foreign country could be reduced.  The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate.  We believe, however, that this exchange rate variability has not had a material impact on our financial statements.

Gold Price Protection Agreement

On February 24, 2009, we settled with Standard Bank, Plc., the remaining 58,233 ounces of gold under the original Gold Price Protection arrangements entered into in March 2006. The purpose of these arrangements at the time was to protect the Company in the event the gold price dropped below $500 per ounce. Total remuneration to unwind these arrangements was approximately $1,906.

Interest Rate Swap Contracts

On October 11, 2006, prior to our initial draw on the Credit Agreement, we entered into interest rate swap agreements in accordance with the terms of the Credit Agreement.  Although the Credit Facility requires that we hedge at least 50% of our outstanding debt under this facility, we elected to cover $9,375 or 75% of the outstanding debt.  The termination date on our existing swap position is December 31, 2010.  However, we intend to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as we deem appropriate.  In any case, our use of interest rate derivatives will be restricted to use for risk management purposes.

Market Risk Disclosures
April 30, 2009
(in thousands)

Instruments entered into for hedging purposes -

Type of Derivative	Notional Size		Fixed Price or Strike Price	Underlying Price	Termination or Expiration	Fair Value

Interest Rate Swaps	$5,250	(1)	5.30%	3 Mo. USD LIBOR	12/31/2010	$(228)

(1) The value shown reflects the notional as of April 30, 2009. Over the term of the swap, the notional amortizes, dropping to approximately $656.

As of April 30, 2009, the dollar value of a basis point for this interest rate swap was approximately $463, suggesting that a one-basis point rise (fall) of the yield curve would likely foster an increase (decrease) in the interest rate swaps value by approximately $463.  Because hedge accounting is applied, the contract serves to lock in a fixed rate of interest for the portion of the variable rate debt equal to the swap's notional size.  The swap covers only 75% of our variable rate exposure.

The combined gold forward sales and long call options served to synthesize a put option that protects us from the market exposure to gold prices below $535 per ounce on the volume of sales consistent with the notional size of these contracts.  These contracts covered approximately 75% of production during the nine months ended April 30, 2009.

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

Prior to the first fiscal quarter of 2008, we were not able to generate cash flow from operations.  While we now are generating positive cash flow and profits, if we encounter unexpected problems and we are unable to continue to generate positive cash flow and profits, we may need to raise additional capital.  We also may need to raise additional capital for property acquisition and new exploration. To the extent that we need to obtain additional capital, management intends to raise such funds through the sale of our securities and/or by forming a joint venture with one or more strategic partners.  We cannot assure that adequate additional funding, if needed, will be available.  This is especially true given the current significant instability in the financial markets.  If we need additional capital and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities.

Our Credit Agreement with Standard Bank plc imposes restrictive covenants on us.

Our Credit Agreement with Standard Bank requires us, among other obligations, to meet certain financial covenants including (i) a ratio of current assets to current liabilities at all times greater than or equal to 1.20:1.00, (ii) a quarterly minimum tangible net worth at all times of at least U.S.$15,000, and (iii) a quarterly average minimum liquidity of U.S.$500. In addition, the Credit Agreement restricts, among other things, our ability to incur additional debt, create liens on our property, dispose of any assets, merge with other companies, enter into hedge agreements, organize or invest in subsidiaries or make any investments above a certain dollar limit.  A failure to comply with the restrictions contained in the Credit Agreement could lead to an event of default thereunder which could result in an acceleration of such indebtedness.

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

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold.  Gold prices fluctuate on a daily basis.  During the twelve months ended April 30, 2009, the spot price for gold on the London Exchange has fluctuated between $712.50 and $989.00 per ounce.  Gold prices are affected by numerous factors beyond our control, including:

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

We may not be successful in hedging against interest rate fluctuations and may incur mark-to-market losses and lose money through our hedging programs.

We have entered into interest rate swap agreements.  The terms of our Credit Facility with Standard Bank required that we hedge at least 50% of our outstanding loan balance.  There can be no assurance that we will be able to successfully hedge against interest rate fluctuations.

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

CAPITAL GOLD CORPORATION
Registrant

By:	/s/ Gifford A. Dieterle
Gifford A. Dieterle
Chief Executive Officer, President and Treasurer
(Duly Authorized Officer)

By:	/s/ Christopher M. Chipman
Christopher M. Chipman
Chief Financial Officer
(Principal Financial Officer)

Date:  June 9, 2009