Form 10-K
period 2009-07-31
CAPITAL GOLD CORP
filed 2009-10-14
CIK 726845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JULY 31, 2009
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-13078

CAPITAL GOLD CORPORATION
(Exact name of registrant as specified in its charter)

State of Delaware	13-3180530
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

76 Beaver Street, 14th Floor, New York, New York	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 344-2785

Securities registered under Section 12(b) of the Act:   none
Securities registered under Section 12(g) of the Act: Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☐ Smaller Reporting Company

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity on January 31, 2009 held by non-affiliates computed by reference to the closing price of the issuer’s Common Stock on that date, was $87,275,682 based upon the closing price ($0.63) multiplied by the 138,532,828 shares of the issuer’s Common Stock held by non-affiliates.

The number of shares outstanding of each of the issuer’s classes of common equity as of October 7, 2009: 193,850,593.

The Proxy Statement of Capital Gold Corporation to be filed in connection with our 2010 Annual
Meeting of Stockholders is incorporated in Part III hereof, as specified herein.

CAPITAL GOLD CORPORATION
Form 10-K
July 31, 2009

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

Production Stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

ADDITIONAL DEFINITIONS

Caliche:	Sediment cemented by calcium carbonate near surface.

Diorite:	Igneous Rock (Rock formed from magma or molten rock).

Dore:	Bars of low purity precious metal (Gold & Silver) which represents final product of a gold mine typically weighing 25 kg per bar.

Dikes:	Tabular, vertical bodies of igneous rock.

Fissility:	Shattered, broken nature of rock.

Fracture Foliations:	Fracture pattern in rock, parallel orientation, resulting from pressure.

Heap Leaching:	Broken and crushed ore on a pile subjected to dissolution of metals by leach solution.

Hydrometallurgical
Plant:	A metallurgical mineral processing plant that uses water to leach or separate and concentrate elements or minerals.

Intercalated:	Mixed in.

Lithostatic Pressure:	Pressure brought on by weight of overlaying rocks.

Major
Intrusive Center:	An area where large bodies of intrusive igneous rock exist and through which large amounts of mineralizing fluids rose.

Mesothermal:	A class of hydrothermal ore deposit formed at medium temperatures and a depth over one mile in the earth’s crust.

Microporphyritic
Latite:	Extremely fine grained siliceous igneous rock with a distribution of larger crystals within.

Mudstone:	Sedimentary bed composed primarily of fine grained material such as clay and silt.

PPM:	Part per million.

Pyritized:	Partly replaced by the mineral pyrite.

Reverse Circulation
Drilling (or R.C.
Drilling):	Type of drilling using air to recover cuttings for sampling through the middle of the drilling rods rather than the outside of the drill rods, resulting in less contamination of the sampled interval.

Sericitized:	Rocks altered by heat, pressure and solutions resulting in formation of the mineral sericite, a very fine grained mica.

Siltstone:	A sedimentary rock composed of clay and silt sized particles.

Silicified:	Partly replaced by silica.

Stockwork Breccia:	Earth's crust broken by two or more sets of parallel faults converging from different directions.

Stockwork:	Ore, when not in strata or in veins but in large masses, so as to be worked in chambers or in large blocks.

Surface Mine:	Surface mining by way of an open pit without shafts or underground working.

v

PART I

Item 1.  Business

Capital Gold Corporation is engaged in the mining, exploration and development of gold properties in Mexico.  Our primary focus is on the operation and development of the El Chanate project, and we also conduct gold exploration in other locations in Sonora, Mexico. (The financial data in this discussion is in thousands, except where otherwise specifically noted.)

Sonora, Mexico Concessions

Through wholly-owned subsidiaries, Capital Gold Corporation owns 100% of 16 mining concessions located in the Municipality of Altar, State of Sonora, Republic of Mexico totaling approximately 3,544 hectares (8,756 acres or 13.7 square miles).  We commenced mining operations on two of these concessions in late March 2007 and achieved gold production and revenue from operations in early August 2007. We sometimes refer to the operations on these two concessions as the El Chanate Project.  Our results of operations differ from the fiscal year ended July 31, 2007 because we now are realizing revenue from operations.

In April 2008, we leased 12 mining concessions totaling 1,790 hectares located northwest of Saric, Sonora. In addition, we own a claim for approximately 2,304 additional hectares adjacent to this property. The approximate 4,000 hectare area is accessible by paved roads and has cellular phone service from hilltops.  These concessions and this claim are about 60 miles northeast of the El Chanate project. Mineralization is evident throughout the concession group and is hosted by shear zones and stockwork quartz veins in volcanic and intrusive rocks. We have completed exploration work consisting of geological mapping, systematic geochemical sampling of rock and soils, geophysical surveys, trenching and 32 reverse circulation drill holes totaling 2,560 meters.  The results of this early work has justified an expanded drill campaign which is currently underway and consists of 23 reverse circulation drill holes between 100 to 150 meters deep totaling 2,100 meters.  All of these holes will be focused on the northern part of the concession group near the Sombreretillo Ranch.  These holes will vary in depth from 40 to 50 meters.  SRK of Lakewood, Colorado has made a site visit and will monitor the quality assurance and quality control during the drilling campaign.  All of the drill hole samples have been and will be assayed by ALS Chemex.  The ALS Chemex facility in Hermosillo does the sample preparation, and the assays are performed at the ALS Chemex’s Vancouver laboratory.  ALS Chemex laboratories provide the highest level of quality and have ISO 9001:2000 certification at all locations.

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

Human Resources

As of October 7, 2009, we had 162 full time and 13 temporary employees working at our El Chanate mine in Sonora, Mexico as well as 7 full time employees in the U.S.  We also utilize a mining contractor at the El Chanate mine which had 55 personnel onsite.

Cautionary Statement on Forward-Looking Statements

Certain statements in this report constitute “forwarding-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  All statements other than statements of historical fact included in this report regarding our financial position, business and plans or objectives for future operations are forward-looking statements.  Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding exploration and mine development, construction and expansion plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms or other sources of funding, if needed, and the timing of additional tests, feasibility studies and environmental permitting are all forward-looking in nature.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to, the risk factors discussed below in “Item 1A. Risk Factors” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this report.  We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Available Information

For more information about us, visit our website at www.capitalgoldcorp.com.  The contents of the website are not part of this Annual Report on Form 10-K.  Our electronic filings with the U.S. Securities and Exchange Commission, or SEC (including all Forms 10-K, 10-Q and 8-K, and any amendments to these reports) are available free of charge through our website immediately after we electronically file with or furnish them to the SEC.  These filings may also be read and copied at the SEC’s Public Reference Room which is located at 100 F Street, N.E., Washington, D.C. 20549.  Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers who file electronically with the SEC at www.sec.gov.

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

Prior to the first fiscal quarter of 2008, we were not able to generate cash flow from operations.  While we now are generating positive cash flow and profits, if we encounter unexpected problems and we are unable to continue to generate positive cash flow and profits, we may need to raise additional capital.  We also may need to raise additional capital for property acquisition and new exploration. To the extent that we need to obtain additional capital, management intends to raise such funds through the sale of our securities and/or joint venturing with one or more strategic partners.  We cannot assure that adequate additional funding, if needed, will be available or on terms acceptable to us.  If we need additional capital and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities.

Our Credit Facility with Standard Bank plc(“Standard Bank”) imposes restrictive covenants on us.

Our Credit Facility with Standard Bank requires us, among other obligations, to meet certain financial covenants including, but not limited to, (i) a ratio of current assets to current liabilities at all times greater than or equal to 1.20:1.00, (ii) a quarterly minimum tangible net worth at all times of at least U.S.$15,000,000, and (iii) a quarterly average minimum liquidity of U.S.$500,000.  In addition, the Credit Facility restricts, among other things, our ability to incur additional debt, create liens on our property, dispose of any assets, merge with other companies, enter into hedge agreements, organize or invest in subsidiaries or make any investments above a certain dollar limit.  A failure to comply with the restrictions contained in the Credit Facility could lead to an event of default thereunder which could result in an acceleration of such indebtedness.

Our mining contractor is using reconditioned equipment which could adversely affect our cost assumptions and our ability to economically and successfully mine the project.

Sinergia Obras Civiles Y Mineras, S.A. de C.V. (“Sinergia”), our mining contractor, is using fully functioning, but older equipment.  Such equipment is subject to the risk of more frequent breakdowns and need for repair than new equipment.  If the equipment that we or Sinergia uses breaks down and needs to be repaired or replaced, we will incur additional costs and operations may be delayed, resulting in lower amounts of gold recovered.  In such event, our capital and operating cost assumptions may be inaccurate and our ability to economically and successfully mine the El Chanate project may be hampered, resulting in decreased revenues and, possibly, a loss from operations.

The gold deposit we have identified at El Chanate is relatively low-grade.  If our estimates and assumptions are inaccurate, our results of operation and financial condition could be materially adversely affected.

The gold deposit we are mining at our El Chanate mine is relatively low-grade.  If the estimates of ore grade or recovery rates turn out to be lower than the actual ore grade and recovery rates, if costs are higher than expected, or if we experience problems related to the mining, processing, or recovery of gold from ore at the mine, our results of operation and financial condition could be materially adversely affected.  Moreover, it is possible that actual costs and economic returns may differ materially from our best estimates.  There can be no assurance that our operations at El Chanate will continue to be profitable.

Gold prices can fluctuate on a material and frequent basis due to numerous factors beyond our control.  Our ability to generate profits from operations could be materially and adversely affected by such fluctuating prices.

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold.  Gold prices fluctuate on a daily basis.  During the fiscal year ended July 31, 2009, the spot price for gold on the London Exchange has fluctuated between $712.50 and $985.75 per ounce.  Gold prices are affected by numerous factors beyond our control, including:

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

Further, there can be no assurance that the use of hedging techniques will always be to our benefit.  Hedging instruments that protect against the market price volatility of metals may prevent us from realizing the full benefit from subsequent increases in market prices with respect to covered production, which would cause us to record a mark-to-market loss, thus decreasing our profits.  Hedging contracts also are subject to the risk that the other party may be unable or unwilling to perform its obligations under these contracts.  Any significant nonperformance could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Mining operations involve a number of risks and hazards, including:

•	environmental hazards,
•	industrial accidents,
•	metallurgical and other processing,
•	acts of God, and/or
•	mechanical equipment and facility performance problems.

Such risks could result in:

•	damage to, or destruction of, mineral properties or production facilities,
•	personal injury or death,
•	environmental damage,
•	delays in mining,
•	monetary losses, and/or
•	possible legal liability.

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

We are dependent on the efforts of certain key personnel and contractors to develop our El Chanate Project.  If we lose the services of these personnel and contractors and we are unable to replace them, our operations at our El Chanate Project may be disrupted and/or materially adversely affected.

We are dependent on a relatively small number of key personnel, including but not limited to John Brownlie, President and Chief Operating Officer who, among other duties, oversees the El Chanate Project, the loss of any one of whom could have an adverse effect on us.  We are also dependent upon Sinergia to provide mining services.  Sinergia commenced mining operations on March 25, 2007, and transitioned from the pre-production to production phase of the mining contract in July 2007.  Sinergia’s mining fleet is not new.  If we lose the services of our key personnel, or if Sinergia is unable to effectively maintain its fleet, our operations at our El Chanate Project may be disrupted and/or materially adversely affected.

There are uncertainties as to title matters in the mining industry.  We believe that we have good title to our properties; however, any defects in such title that cause us to lose our rights in mineral properties could jeopardize our business operations.

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

Gold is a non-renewable resource and gold mines continue to deplete their reserves while in operation.  They eventually become deplete of ore or  become uneconomical to sustain mining operations.  The acquisition of gold properties and their exploration and development are subject to intense competition. Companies with greater financial resources and larger staffsfor exploration and development may be in a better position than us to compete for such mineral properties.  If we are unable to find, develop and economically mine new properties, we most likely will not be able to be profitable on a long-term basis.

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

Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful. Few properties that are explored are ultimately developed into commercially producing mines.  As noted above, our long-term profitability will be, in part, directly related to the cost and success of exploration programs.  Any gold exploration program entails risks relating to:

•	the location of economic ore bodies,
•	development of appropriate metallurgical processes,
•	receipt of necessary governmental approvals, and
•	construction of mining and processing facilities at any site chosen for mining.

The commercial viability of a mineral deposit is dependent on a number of factors including:

•	the price of gold,
•	the particular attributes of the deposit, such as its
o	size,
o	grade, and
o	proximity to infrastructure,
•	financing costs,
•	taxation,
•	royalties,
•	land tenure,
•	land use,
•	water use,
•	power use,
•	importing and exporting gold, and
•	environmental protection.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Property

El Chanate Properties – Sonora, Mexico

Through our wholly-owned subsidiary, Oro de Altar S. de R. L. de C.V. (“Oro”), we own 100% of the following 21 mining concessions, all of which are located in the State of Sonora United States of Mexico.

The 21 mining concessions are as follows:

	Lot	Title #	Hectars	Owner
1	SAN JOSE	200718	96.00	Oro
2	LAS DOS VIRGEN	214874	132.235	Oro
3	RONO #1	206408	82.1902	Oro
4	RONO #3	214224	197.218	Oro
5	LA CUCHILLA	211987	143.3481	Oro
6	ELSA	212004	2,035.3997	Oro
7	ELISA	214223	78.4717	Oro
8	ENA	217495	190.00	Oro
9	EVA	212395	416.8963	Oro
10	MIRSA	212082	20.5518	Oro
11	OLGA	212081	60.589	Oro
12	EDNA	219624	24.0431	Oro
13	LA TIRA	219324	1.7975	Oro
14	LA TIRA 1	219623	18.6087	Oro
15	LOS TRES	223634	8.00	Oro
16	EL CHARRO	206404	40.00	Oro
17	SANTA RITA 4 FRACCION I	233574	5.0728	Oro
18	SANTA RITA 4 FRACCION II	233575	4.7786	Oro
19	SANTA RITA 4 FRACCION III	233576	110.2725	Oro
20	SANTA RITA I	231373	3,765.9666	Oro
21	SANTA RITA III	232117	2,233.3163	Oro
		Total	9,664.7559

At the El Chanate Project we are mining on two concessions, San Jose and Las Dos Virgens.  We are utilizing four other concessions for processing mined ores.  In the future, we plan to explore some or all of these concessions to determine whether or not further activity is warranted.

AJO
TUCSON
10
United States
Mexico
Lukeville
Sells
19
Sasabe
Nogales
La Choya
Puerto
Penasco
2
La Herradura
El Chanate
Cananea
Caborca
Altar
Magdalena
Santa Gertrudis
Santa Ana
San Francisco
15
0
50
100
Kilometers
Gulf of
N

During the fiscal years ended July 31, 2008 and 2009, we completed 39 core and reverse circulation drill holes to delineate additional reservesat the El Chanate open pit mine.   These holes totaled approximately 7,800 meters, and were targeted to fill in gaps in the ore body and test the outer limits of the currently known ore zones.   Inclusive of this drilling, the total number of drill holes at the El Chanate mine is currently 367. This combination of reverse circulation and core drilling totals  54,320 meters.  The knowledge obtained about the geology of the deposit during mining, combined with the assays from the samples from this exploration drilling, was used to expand the information in our mine database.  We have used this data to re-estimate El Chanate’s mineral reserves. The new mineral reserves are based on an updated block model and an updated mine plan and production schedule developed by IMC (“2009 Report”). The updated pit design for the revised plan is based on a plant recovery of gold that varies by rock types, but is expected to average 64.2% over the mine life.  A gold price of $750 per ounce (SEC three year average as of March 20, 2009) was used to estimate the reserves compared to a gold price of $550 per ounce used in the prior estimate.  The stated proven and probable mineral reserves have been prepared in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definitions..  A technical report supporting this estimate was finalized that complies with Canada’s National Instrument 43-101 Standards of Disclosure for Mineral Projects. These reserves are equivalent to proven and probable reserves as defined by the United States Securities and Exchange Commission (SEC) Industry Guide 7.

According to the 2009 Report, our proven and probable reserves have increased to 43.1 million metric tonnes with a gold grade of 0.66 grams per tonne (47.6 million U.S. short tons at 0.019 ounces per ton) net of depletion of 5,662,000 tonnes (through the end of December 2008). The open pit stripping ratio is 1.24:1 (1.24 tonnes of waste to one tonne of ore).  The following Summary is extracted from the 2009 Report.   Please note that the reserves as stated are an estimate of what can be economically and legally recovered from the mine and, as such, incorporate losses for dilution and mining recovery.   The 913,400 ounces of contained gold represents ounces of gold contained in ore in the ground, and therefore does not reflect losses in the recovery process.  Total gold produced is estimated to be 586,000 ounces, or approximately 64.2% of the contained gold.   Individual portions of the ore body may experience varying recovery rates ranging from about 73% to 48%.  Oxidized and sandstone ore types may have recoveries of about 73%; fault zone ore type recoveries may be about 64%; siltstone ore types recoveries may be about 48% and latite intrusive ore type recoveries may be about 50%.

El Chanate Mine

Production Summary

	Metric	U.S.

Materials
Reserves
Proven	20.9 Million Tonnes @ 0.772 g/t(1)	23.0 Million Tons @ 0.0225 opt(1)
Probable	14.9 Million Tonnes @ 0.702 g/t(1)	16.5 Million Tons @ 0.0205 opt(1)
Low Grade Stockpile (Probable)	7.3 Million Tonnes @ 0.246 g/t(1)	8.1 Million Tons @ 0.0007 opt(1)
Total Reserves(2)	43.1 Million Tonnes @ 0.659 g/t(1)	47.6 Million Tons @ 0.0192 opt(1)
Waste	53.6 Million Tonnes	58.9 Million Tons
Total	96.7 Million Tonnes	106.5 Million tons

Contained Gold	28.41 Million grams	913,400 Oz

Production
Ore Crushed	5.0 Million Tonnes /Year	5.51 Million Tons/Year
	13,699 Mt/d(1)	15,100 t/d(1)

Operating Days/Year	365 Days per year	365 Days per year
Gold Plant Average Recovery	64.20%	64.20%
Average Annual Production	2.21 Million grams	71,079 Oz
Total Gold Produced	18.24 Million grams	586,403 Oz

(1)	“g/t” means grams per metric tonne, “opt” means ounces per ton, “Mt/d” means metric tonnes per day and “t/d” means tons per day.
(2)	The reserve estimates are based on a gold cutoff grade of 0.20 grams per metric tonne.

The 2009 reserve modeling has been modified from previous methodology to closely reconcile with the production results through December 2008.  The 2009 model uses indicator kriging to define mineralized zones followed by block grade estimation utilizing inverse distance estimation.

In the mineral resource block model developed, with blocks 6m (meters) x 6m x 6m high, Measured and Indicated resources (corresponding to Proven and Probable reserves respectively when within the pit design) were classified in accordance with the following scheme:

•
Blocks with 2 or more drill holes within a search radius of 80m x 70m x 15m and with a relative kriging standard deviation less than or equal to 0.45 were classified as Measured (corresponding to Proven);

•
Blocks with 1 hole within the search radius of 80m x 70m x 15m and with a relative kriging standard deviation of 0.60 or less, blocks with 2 holes and a kriging standard deviation of 0.70 or less, blocks with 3 holes and a kriging standard deviation of 0.80 or less, blocks with 4 holes and a relative kriging standard deviation of 0.90 or less and all blocks with 5 or more holes within the search radius were classified as Indicated (corresponding to Probable), unless they met the above criterion for Proven;

•	Blocks with a grade estimate that did not meet the above criteria were classified as Inferred (and which was classed as waste material in the mining reserves estimate); and

•	Blocks outside the above search radii or outside suitable geological zones were not assigned a gold grade or a resource classification.

The mine plan used as the basis for the reserve is based on operating gold cutoff grades of 0.25 to 0.30 grams/tonne, depending on the operating year.  The variation is due to balancing the mine and plant production capacities on a year by year basis for the plan.  The internal (in-pit) and break even cutoff grade calculations are as follows:

Cutoff Grade Calculation	Internal Cutoff Grade	Break Even Cutoff Grade
Basic Parameters
Gold Price	US$750/oz	US$750/oz
Shipping and Refining	US$ 1.00/oz	US$ 1.00/oz
Gold Recovery*	64.2%	64.2%
Royalty	4% of NSR	4% of NSR

Operating Costs per Tonne of Ore	$ per Tonne of Ore	$ per Tonne of Ore
Mining	1.156	1.156
Processing/G&A	2.683	2.683
Total	3.839	3.839

Cutoff Grade	Grams per Tonne	Grams per Tonne
Head Grade Cutoff (64.2% average recov.)	0.19 g/t Au	0.27 g/t Au
Recovered Gold Grade Cutoff	0.12	0.17

* Plant recovery of gold varies by rock type but is expected to average 64.2% based on work done to date.

The following table represents a summary of cumulative activity in connection with our proven and probable mineral reserves:

Proven and probable mineral reserve (Ktonnes of ore)	July 31, 2009	July 31, 2008	July 31, 2007
Ore	-	-	-
Beginning balance (Ktonnes)	35,417	38,916	19,868
Additions	9,342	-	19,593
Reductions	(3,848)	(3,499)	(545)
Ending Balance	40,911	35,417	38,916

Contained gold
Beginning balance (thousand of ounces)	719	814	490
Additions	239	-	342
Reductions	(99)	(95)	(18)
Ending Balance	859	719	814

During 2009 and subsequent to the fiscal year ended July 31, 2009, we conducted exploration activities in the El Chanate pit area including, core drilling at depth to determine the potential of increasing its reserves further. The data obtained from geological mapping of the deposit’s mine pit areas, combined with assays from samples of the exploration drilling therein, were used to expand information in our mine database. SRK Consulting, Inc. U.S. (SRK) of Lakewood, Colorado, an independent consulting firm, used this data to re-estimate El Chanate’s Mineral Reserves. The table below shows the updated Proven and Probable reserves at El Chanate as of October 2009:

Mineral Reserve Class	Ore (tonnes)	Grade (g/t)	Contained Gold (oz.)

Proven Mineral Reserve	22,401,000	0.70	503,000

Probable Mineral Reserve	48,155,000	0.65	1,001,000

Proven and Probable Mineral Reserve	70,557,000	0.66	1,504,000

The new mineral reserves are based on an updated resource block model and an updated mine plan and mine production schedule both developed by SRK. The updated pit design for the revised plan is based on a plant recovery of gold that varies by rock type, but has a weighted average recovery of 58.25%. A gold price of US$800 per ounce (SEC three year average as of September 2009) was used to estimate the reserves. The stated proven and probable mineral reserves have been prepared in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definitions. A technical report supporting this estimate is being finalized that complies with National Instrument 43-101 Standards of Disclosure for Mineral Projects and will be filed on SEDAR shortly. These reserves are equivalent to proven and probable reserves as defined by the United States Securities and Exchange Commission (SEC) Industry Guide 7.

El Chanate is an open pit heap leach mining and processing operation.  Ore is hauled by truck from the pits to the processing plant.  The recovery of gold from certain gold ores is achieved through the heap leaching process. Under this method, ore is placed on leach pads where it is treated with a cyanide bearing solution, which dissolves gold and silver contained within the ore. The resulting “pregnant” solution is further processed in a plant where the gold is recovered. The mining and other mobile equipment is refurbished as is the smaller of the two ADR processing plants.  All other equipment and infrastructure at the El Chanate mine are new.  Management continuously analyzes production results and considers improvements and modernizations as deemed necessary.

Equipment and infrastructure include: A three stage crushing plant, a fleet of haul trucks, loaders and mining support equipment, a leach pad and solution holding ponds, two ADR processing plants, and a refinery.  In addition, there are numerous ancillary support facilities including warehouses, maintenance shops, roadways, administrative offices, power and water supply systems, and a fully equipped assay and metallurgical laboratory.

During fiscal 2008 and 2009, we identified certain restrictions related to our ADR plant capacity which limited the amount of solution that can be processed.  We addressed these issues by increasing the installed pumping capacity to increase solution flow to the leach pad.  We also purchased and installed an additional set of carbon columns and a strip vessel to process an additional two tonnes of carbon per strip. The installation and commissioning of this newADR plant was completed at the end of October 2008.  In May 2009, we completed the procurement and installation of an additional secondary crusher and tunnel conveyor that allowed us to increase production from 7,500 tonnes per day to 13,000 tonnes per day of crushed ore.  In August 2009, we initiated the construction of an additional leach pad .  Permitting and site clearing has been completed and the construction contractor has begun with the site preparation and other earthworks. Golder Engineering of Tucson, Arizona will oversee construction activities and quality control and quality assurance for the project. The construction schedule anticipates that stacking ore on the new pad will commence in January 2010.  The total cost cost of the completed leach pad will be approximately $3,300.  In October 2009,  we committed to the purchase of an additional tertiary crusher and screen module for the El Chanate mine.  The total cost for the module is approximately $1,000 with one-third due upon execution of the sales order, one-third due in 30 days and one-third upon shipment.  Once this equipment is installed and functioning, we expect production to increase to approximately 70,000 ounces of gold per annum.

We commenced gold production at the El Chanate mine on July 31, 2007.  During the fiscal years ended July 31, 2009 and 2008, we sold 48,418 and 39,102 ounces of gold, respectively.  Management has been and anticipates that it will continue to fund expansion costs with its cash flow from operations.

Surface Property Ownership

Anglo Gold purchased surface property ownership, consisting of 466 hectares in Altar, Sonora, on January 27, 1998.  The ownership was conveyed to our subsidiary, Oro de Altar S.A. de C.V., in 2002.  MSR, one of our wholly-owned Mexican subsidiaries, has a lease on the property for the purpose of mining the Chanate gold deposit.  The purchase transaction was recorded as public deed 19,591 granted by Mr. Jose Maria Morera Gonzalez, Notary Public 102 of the Federal District, registered at the Public Registry of Property of Caborca, Sonora, under number 36026, book one, volume 169 of the real estate registry section on May 7, 1998.

We purchased surface property ownership, consisting of 220 hectares in Altar, Sonora, in March 2009, adjacent to the El Chanate mine in order to accommodate future leach pad expansion requirements.  The purchase transaction was recorded as public deed number 18,174, dated March 26, 2009, issued by Mr. José Antonio Dávila Payán, Notary Public number 3 in Caborca, Sonora.

General Information and Location

The El Chanate Project is located in the State of Sonora, Mexico, 37 kilometers northeast of the town of Caborca and nine kilometers from a paved road.  It is accessible by an all weather dirt road.  Driving time from Caborca is approximately 30 minutes.  Access from Caborca to the village of 16 de September  (“Ejido”) is over well maintained National highways. We acquired rights for service road access from the Ejido, and constructed this road.

The project is situated on the Sonora desert in a hot and windy climate, generally devoid of vegetation with the exception of cactus.  The terrain is generally flat with immense, shallow basins, scattered rock outcropping and low rocky hills and ridges.  The desert floor is covered by shallow, fine sediment, gravel and caliche.  The delineated ore zone and current mine plan covers an area of approximately 5,576 feet long by 2,558 feet wide.  There is evidence of potential additional mineralization within the El Chanate concessions that warrant further exporation.

In 2005, we acquired 15 year rights of way to access the El Chanate Project from the Ejido and local ranchers. We subsequently purchased an extension of our rights-of-way from 15 to 30 years.  We acquired a water allocation and water well that draws from a large regional aquifer.   The 2005 feasibility study indicated our average life of mine water requirements, at that time, for ore processing only, will be about 94.6 million gallons per year (11.4 liters per second).  The amount of water we were permitted to pump from the well was approximately 71.3 million gallons per year (8.6 liters per second).  During the fiscal years ended July 31, 2008 and 2009, on two occasions  we acquired additional water right permits that allow us to pump up to 149.5 million gallons per year.  Based on current water consumption, we have sufficient water to meet our current requirements.

In December 2005, MSR entered into a Mining Contract with Sinergia.  The Mining Contract, as amended, became effective November 1, 2006 and work commenced on March 25, 2007 (the “Commencement Date”).  Pursuant to an amendment to the Mining Contract, the mining rates set forth in that contract are subject to adjustment for the rate of inflation between September 23, 2005 and the Commencement Date.  Pursuant to the Mining Contract, Sinergia, using its mining fleet, is obligated to perform all of the mining, blasting and mine maintenance work at the El Chanate Project for the life of the mine at a predetermined mining rate and fleet size.  Sinergia’s mining rates are subject to escalation on an annual basis.  This escalation is tied to the percentage escalation in Sinergia’s costs for equipment parts, interest rates and labor.  One of the principals of Sinergia (“FG’s Successor”) is one of the former principals of Grupo Minero FG S.A. de C.V. (“FG”).  FG was our former joint venture partner.

Historical workings suggest that the area has been mined for gold since the early 19th century.  A number of old underground workings exist characterized by narrow shafts, to a depth of several tens of feet and connecting drifts and cross cuts.  The current open pit mine has been developed below the existence of historical small scale mining.

Geology

The project area is underlain by sedimentary rocks of the Late Jurassic – Early Cretaceous Bisbee Group, and the Late Cretaceous Chanate Group, which locally are overlain by andesites of the Cretaceous El Charro volcanic complex.  The sedimentary strata are locally intruded by andesitic sills and dikes, a microporphyritic latite and by a diorite stock.  The sedimentary strata are comprised of mudstone, siltstone, sandstone, conglomerate, shale and limestone.  Within the drilled resource area, a predecessor exploration company differentiated two units on the basis of their position relative to the Chanate fault.  The upper member is an undifferentiated sequence of sandstone, conglomerate and lesser mudstone that lies above the Chanate fault and it is assigned to the Escalante Formation of the Middle Cretaceous Chanate Group.  The lower member is comprised of mudstone with mixed in sandstone lenses and thin limestone interbeds; it lies below the Chanate fault and is assigned to the Arroyo Sasabe Formation of the Lower Cretaceous Bisbee Group.  The Arroyo Sasabe formation overlies the Morita Formation of the Bisbee Group.  Both the Escalante and Arroyo Sasabe formations are significantly mineralized proximal to the Chanate fault, while the Morita Formation is barren.

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

Alteration/Mineralization

A predecessor exploration company defined a 600 meter long, 300 meter wide, 120 meter thick zone of alteration that is centered about the Chanate fault.  The strata within this zone are silicified and pyritized to varying degrees.  In surface outcrop the mineralized zone is distinguished by its bleached appearance relative to unmineralized rock.  The mineralized zone contains only single digit ppm (parts per million) levels of gold.  Dense swarms of veinlets form thick, mineralized lenses, within a larger area of sub-economic but anomalous gold concentrations.  Drill hole data indicates the mineralized lenses are sub-horizontal to gently southwest-dipping and are generally parallel to the Chanate fault.  The fault zone itself is generally weakly mineralized, while strata in the adjacent hanging and footwalls are well mineralized.

Our Acquisition and Ownership of the El Chanate Project

In June 2001, we purchased 100% of the issued and outstanding stock of Minera Chanate, S.A. de C.V. from AngloGold North America Inc. and AngloGold (Jerritt Canyon) Corp.  Minera Chanate’s assets at the time of the closing of the purchase consisted of 106 exploitation and exploration concessions in the States of Sonora, Chihuahua and Guerrero, Mexico. By June 2002, after property reviews and to minimize tax payments, the 106 concessions had been reduced to 12 concessions.  To cover certain non-critical gaps between concessions, four new concessions were acquired, and the number of concessions is now 16.  These concessions are contiguous, totaling approximately 3,543 hectares (8,756 acres or 13.7 square miles).   Although there are 16 concessions, we are only mining two of these concessions at the present time.  We also own outright 466 hectares (1,151 acres or 1.8 square miles) of surface rights at El Chanate and no third party ownership or leases exist on this fee land or the El Chanate concessions.  In the future, assuming adequate funding is available, we plan on conducting exploration activities on some of the other concessions.

Pursuant to the terms of the agreement with AngloGold, in December 2001, we made a $50 payment to AngloGold.  AngloGold will be entitled to receive the remainder of the purchase price by way of an ongoing percentage of net smelter returns of between 2% and 4% plus a 10% net profits interest (until the total net profits interest payment received by AngloGold equals $1,000).  AngloGold's right to a payment of a percentage of net smelter returns and the net profits interest will terminate when they aggregate $18,018.  In accordance with the agreement, the foregoing payments are not to be construed as royalty payments. Should the Mexican government or other jurisdiction determine that such payments are royalties, we could be subjected to and would be responsible for any withholding taxes assessed on such payments.   During the first part of calendar 2008, Royal Gold, Inc. acquired from Anglo Gold the right to receive both the net smelter returns of between 2% and 4% plus and the 10% net profits interest which terminates at such point as they aggregate $18,018.  As of July 31, 2009, we have incurred approximately $3,082  with regard to the net smelter return.  In addition, in March 2009, we paid  the total $1,000 net profit interest to Royal Gold.  As of July 31, 2009, we have approximately $13,936 remaining to be incurred on the net smelter return.

Under the terms of the agreement, we had granted AngloGold the right to designate one of its wholly-owned Mexican subsidiaries to receive a one-time option to purchase 51% of Minera Chanate (or such entity that owns the El Chanate concessions at the time of option exercise).  That option was exercisable over a 180 day period commencing at such time as we notified AngloGold that we had made a good faith determination that we had gold-bearing ore deposits on any one of the identified groups of El Chanate concessions, when aggregated with any ore that we have mined, produced and sold from such concessions, in excess of 2,000,000 troy ounces of contained gold.  The exercise price would equal twice our project costs on the properties during the period commencing on December 15, 2000 and ending on the date of such notice.  In January 2008, we made a good faith determination and notified AngloGold that the drill indicated resources at the El Chanate gold mine exceeded two million ounces of contained gold. The term "drill indicated resources" is defined in the agreement.  A drill indicated resource number does not rise to the level of, and should not be considered proven and probable reserves as those terms are defined under guidelines of the Securities Exchange Commission (“SEC”).   On July 1, 2008, AngloGold notified us that it would not be exercising its option.

El Oso Project - Saric Properties – Sonora, Mexico

In April 2008, we leased 12 mining concessions totaling 1,790 hectares located northwest of Saric, Sonora. In addition, we own a claim for approximately 2,304 additional hectares adjacent to this property. The approximate 4,000 hectare area is accessible by paved roads and has cellular phone service from hilltops.  These concessions and this claim are about 60 miles northeast of the El Chanate project. Mineralization is evident throughout the concession group and is hosted by shear zones and stockwork quartz veins in volcanic and intrusive rocks. We have completed exploration work consisting of geological mapping, systematic geochemical sampling of rock and soils, geophysical surveys, trenching and 32 reverse circulation drill holes totaling 2,560 meters.  The results of this work has justified an expanded drill campaign which is currently underway and consists of 23 reverse circulation drill holes totaling 2,100 meters.  All of these holes will be focused on the northern part of the concession group near the Sombreretillo Ranch.  These holes will vary in depth from 100 to 150 meters.  SRK of Lakewood, Colorado has made a site visit and will monitor the quality assurance and quality control during the drilling campaign.  All of the drill hole samples have been and will be assayed by ALS Chemex.  The ALS Chemex facility in Hermosillo does the sample preparation, and the assays are performed at the ALS Chemex’s Vancouver laboratory.  ALS Chemex laboratories provide the highest level of quality and have ISO 9001:2000 certification at all locations.

The lease agreement, which allows us to explore the property,  required an initial payment of $45 upon execution of the lease.  In addition, we are required to make ten payments of $25 every four months initiating six months after execution of the lease agreement. The agreement also contains an option  to acquire the mining concessions for a cash payment of $1,500 at the end of the term (December 2010).  If we elect not to exercise this option, we would have the ability to mine the concessions by paying a 1% net smelter return to the owners of the leased concessions capped at $3,000.  Prior payments made under this lease agreement would be deductible from the $3,000 cap.

We continue to investigate other exploration projects in northern Mexico and other locations.

Other Properties

We currently lease our headquarters located in New York, New York consisting of a suite of offices of approximately 3,800 square feet.  We also lease a administrative office in Caborca, Sonora, Mexico located near our El Chanate mine.

Item 3.  Legal Proceedings

We, as well as our subsidiaries, are not presently a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended July 31, 2009 through the solicitation of proxies or otherwise.

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

MARKET PRICE OF COMMON STOCK

Quarter Ending	High and Low

July 31, 2009	0.72	0.53
April 30, 2009	0.71	0.52
January 31, 2009	0.63	0.30
October 31, 2008	0.65	0.27

July 31, 2008	0.70	0.60
April 30, 2008	0.78	0.62
January 31, 2008	0.81	0.60
October 31, 2007	0.63	0.38

Our common stock also trades on the Toronto Stock Exchange under the symbol "CGC."  The high and low closing prices for our common stock for the periods indicated below are as follows:

Quarter Ending	High and Low
	US$/CDN$	US$/CDN$

Quarter ended July 31, 2009	0.71/0.79	0.53/0.62
Quarter ended April 30, 2009	0.71/0.90	0.52/0.63
Quarter ended January 31, 2009	0.62/0.76	0.29/0.35
Quarter ended October 31, 2008	0.65/0.68	0.25/0.32

Quarter ended July 31, 2008	0.70/0.71	0.61/0.60
Quarter ended April 30, 2008	0.83/0.83	0.62/0.62
Quarter ended January 31, 2008	077/0.76	0.58/0.57
Quarter ended October 31, 2007	0.60/0.61	0.39/0.40

 (b)  Holders — The approximate number of record holders of our Common Stock, as of October 7, 2009 amounts to 2,336, inclusive of those brokerage firms and/or clearing houses holding our common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder).The aggregate number of shares of Common Stock outstanding is 193,850,593 as of October 7, 2009.

(c)  Dividends – We have not paid or declared any cash dividends upon our Common Stock since inception and, by reason of our present financial status and our contemplated financial requirements, do not contemplate or anticipate paying any cash dividends upon our Common Stock in the foreseeable future.

We did not repurchase any of our securities during the fiscal year ended July 31, 2009.

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of July 31, 2009.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted-average Exercise price of Outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	6,015,000	$0.56	602,500

Equity compensation plans not approved by security holders:	600,000	$0.85	N/A

Total	6,615,000	$0.59	602,500

*Does not include the issuance of 2,332,500 shares of restricted stock during the fiscal year ended July 31, 2009

Performance Graph

Total Return To Shareholders
(Includes reinvestment of dividends)

		QUARTERLY RETURN PERCENTAGE
		Quarter Ending

Company / Index		10/31/07	1/31/08	4/30/08	7/31/08	10/31/08	1/31/09	4/30/09	7/31/09
Capital Gold Corporation		36.07	10.48	-6.61	-0.77	-55.04	115.52	-13.60	12.04
S&P SmallCap 600 Index		5.12	-12.65	1.20	-1.48	-22.43	-18.20	11.89	13.71
New Peer Group		5.64	-18.49	1.12	14.03	-63.09	62.24	5.86	22.80
Old Peer Group		9.32	-20.42	-4.41	17.42	-56.28	88.11	-0.63	19.89

		INDEXED RETURNS
	Base	Quarter Ending
	Period
Company / Index	8/1/07	10/31/07	1/31/08	4/30/08	7/31/08	10/31/08	1/31/09	4/30/09	7/31/09
Capital Gold Corporation	100	136.07	150.32	140.39	139.31	62.63	134.99	116.63	130.67
S&P SmallCap 600 Index	100	105.12	91.82	92.92	91.55	71.01	58.09	65.00	73.91
New Peer Group	100	105.64	86.10	87.07	99.28	36.64	59.45	62.93	77.28
Old Peer Group	100	109.32	87.00	83.16	97.64	42.69	80.30	79.79	95.67

New Peer Group	Old Peer Group
ALAMOS GOLD INC	ALAMOS GOLD INC
GAMMON GOLD INC	GAMMON GOLD INC
MINEFINDERS CORP LTD	WESTERN GOLDFIELDS INC
NEW GOLD INC

ITEM 6. Selected Financial Data.

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report.  The statement of operations and balance sheet data presented below for, and as of the end of, each of the years in the five year period ended July 31, 2009 are derived from our audited consolidated financial statements.  Historical results are not necessarily indicative of the results to be expected in the future.  The Selected Financial Data is in thousands except for share and per share data.

	Fiscal Year Ended July 31
	2009	2008	2007	2006	2005
Statement of Operations data:
Revenues	$42,757	$33,104	$-	$-	$-
Net Income (loss)	$10,407	$6,364	$(7,472)	$(4,805)	$(2,006)
Income (loss) per share – Basic	$0.05	$0.04	$(0.05)	$(0.04)	$(0.03)

Balance Sheet data:
Total Assets	$54,601	$48,879	$27,551	$9,546	$5,552
Long-term Debt	$4,400	$8,375	$12,500	$-	$-
Reclamation and Remediation Liability	$1,594	$1,666	$1,249	$-	$-

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the three fiscal years ended July 31, 2009, 2008 and 2007.  As disclosed in greater detail elsewhere in this report, we commenced mining operations and began to receive operating revenues in August 2007, shortly after the end of the fiscal year ended July 31, 2007. (the financial data in this discussion is in thousands, except where otherwise specifically noted).

We utilize certain non-GAAP performance measures and ratios in managing the business.  We believe these measures may provide users with additional meaningful comparisons between current results and results in prior operating periods. Non-GAAP financial measures should be viewed in addition to, and not as an alternative to, the reported operating results or cash flow from operations or any other measure of performance prepared in accordance with accounting principles generally accepted in the United States. In addition, the presentation of these measures may not be comparable to similarly titled measures other companies use  "Cash costs per ounce sold" is a non-GAAP measure which includes all direct mining costs, refining and transportation costs and by-product credits as well as royalties as reported in the Company's financial statements.  “Total cost per ounce sold” is a non-GAAP measure which includes “cash costs per ounce sold” as well as depreciation and amortization as reported in the Company's financial statements.

Overview

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report.

Our financial position was as follows:

	For the year	For the year
	ended	ended
	July 31, 2009	July 31, 2008

Total debt	$8,000	$12,500
Total stockholders’ equity	$37,882	$28,197
Cash and cash equivalents	$6,448	$10,992
Working capital	$20,646	$15,825

During our fiscal year ended July 31, 2009 our debt and liquidity positions were affected by the following:

•	Net cash provided from operations of $7,536;

•	Capital expenditures of $5,174;

•	Repayments on Credit Facility of $4,500;

•	Proceeds from the issuance of common stock upon the exercising of warrants of $319;

Looking Forward

Certain key factors will affect our future financial and operating results. These include, but are not limited to, the following (the financial data in this discussion is in thousands except for ounces and cash cost data):

•	Fluctuations in gold prices;

•	We expect fiscal 2010 gold sales of approximately 60,000 ounces and 90,000 ounces of silver;

•	Cash costs per ounce sold for fiscal 2010 are expected to be approximately $330 per ounce;

•
We anticipate capital expenditures of approximately $5,000 in fiscal 2010 with approximately $3,300 being allocated to leach pad expansion and approximately $1,000 for the addition of a new tertiary crusher and screening module;

•	Repayments on Credit Facility of $3,600 during fiscal 2010.

•
Our fiscal year 2010 expectations, particularly with respect to sales volumes and cash costs per ounce sold, may differ significantly from actual quarter and full fiscal year results due to variations in: ore grades and hardness, metal recoveries, waste removed, commodity input prices, foreign currencies and gold sale prices.

Result of Operations

Fiscal year ended July 31, 2009 compared to fiscal year ended July 31, 2008

Net income for the years ended July 31, 2009 and 2008 was approximately $10,407 and $6,364, respectively, representing an increase of approximately 64% over the prior period.  Net income before income taxes was $15,949 and $9,871 for the years ended July 31, 2009 and 2008, respectively, which represented an increase of 62%.  Net income and net income before taxes increased primarily as a result of higher revenues from more ounces of gold being sold during the year ended July 31, 2009, as compared to the same period a year ago. Income tax expense increased in conjunction with the increase in net income before tax, which was anticipated.

Revenues & Costs Applicable to Sales

Gold sales for the fiscal year ended July 31, 2009 totaled approximately $42,757 as compared to $33,104 in the prior period representing an increase of approximately $9,653 or 29%.  We sold 48,418 ounces at an average realizable price per ounce of approximately $883 in the current period.  We sold 39,102 ounces at an average realizable price per ounce of $847 during the same period last year.

Costs applicable to sales were approximately $13,883 and $10,690, respectively, for the year ended July 31, 2009 and 2008, an increase of approximately $3,193 or 30%, which increased in conjunction with our increase in revenues.  Cash costs of $271 per ounce of gold sold for the year ended July 31, 2009 was 2% lower than the $276 for the year ended July 31, 2008.   The primary reason for this decrease in cash costs in the current year can be attributed to the 10% net profit interest paid to Royal Gold which was primarily incurred in the prior fiscal year.  This was offset by a higher waste-to-ore strip ratio of 1.12 to 1 experienced during the fiscal year ended July 31, 2009 as compared to the prior fiscal year of 0.75 to 1.  Our increased production profile in the current fiscal year advanced the removal of more waste tonnes than in the prior year.   Total costs of $314 per ounce of gold sold for the year ended July 31, 2009, was 6% lower than the $335 total cost in the prior period.  The primary reason for this decrease in total costs was attributed to higher amortization charges recorded in the prior period related to the repurchase of the 5% net profit interest acquired from FG in 2006 for $500.

Revenues from by-product sales, which consist of silver, are credited to Costs applicable to sales as a by-product credit.  By-product sales amounted to $1,076 and $707 for the year ended July 31, 2009 and 2008, on silver ounces sold of 86,523 and 40,461, respectively.

Depreciation and Amortization

Depreciation and amortization expense during the year ended July 31, 2009 and 2008 was approximately $3,019 and $3,438, respectively.  The primary reason for the decrease of approximately $419, or 12%, was due to amortization charges recorded in the prior period related to the repurchase of the 5% net profit interest acquired from FG in 2006 for $500.  The $500 was fully amortized during the quarterly period ended April 30, 2008.  This was slightly offset by an increase in Units-of-Production depreciation and amortization mainly attributable to additional ounces being produced in the current period versus the same period in the prior year.  Depreciation and amortization also includes deferred financing costs resulting from the credit arrangements entered into with Standard Bank.  This accounted for approximately $934 and $1,088 of depreciation and amortization expense during the year ended July 31, 2009 and 2008, respectively, and also slightly contributed to the decrease in depreciation and amortization noted above.

General and Administration Expense

General and administrative expenses during the year ended July 31, 2009 were approximately $5,464, a decrease of approximately $122, or 2%, from the year ended July 31, 2008. The decrease in general and administrative expenses resulted primarily from: 1) lower salaries and wages primarily due to a decrease in cash bonuses of approximately $345 during the current fiscal year compared to the prior year, 2)  lower equity based compensation of approximately $93 as compared to the prior year, 3) lower investor relations and travel expenses of approximately $87.  Offsetting these decreases were higher legal and financial advisor fees incurred as a result of merger and acquisition activity during the current year  as well as higher audit  fees associated with the  attestation report issued on the effectiveness of our internal controls during the current period.

Exploration Expense

Exploration expense during the year ended July 31, 2009 and 2008 was approximately $1,600 and $938, respectively, or an increase of $662, or 71%.  The primary reason for the increase can be attributed to increased activity during the current period associated with on-going exploration, drilling and geochemical work being conducted on our leased and owned concessions located northwest of Saric, Sonora.  Exploration expense for the current period also included costs incurred from a 10 hole, deep core drilling campaign at our El Chanate mine totaling 2,500 meters.  Exploration expense in the prior period included a drilling campaign initiated in December 2007 at El Chanate which consisted of 26 reverse circulation holes amounting to 4,912 meters.  These drill holes were mainly positioned to test the outer limits of the currently known ore zones within the pit.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the year ended July 31, 2009 and 2008, was approximately $1,975 and $1,356, respectively, and was reflected as Other Expense. The primary reason for the increase can be attributed to the settlement, on February 24, 2009, with Standard Bank, Plc., the remaining 58,233 ounces of gold under the original Gold Price Protection arrangements entered into in March 2006. The purpose of these arrangements at the time was to protect us in the event the gold price dropped below $500 per ounce. Total remuneration to unwind these arrangements was approximately $1,906. In conjunction with the settlement of the gold price protection agreements, we incurred an Other Expense of approximately $1,391 during the current period.  These contracts were not designated as hedging derivatives; and therefore, special hedge accounting does not apply.

Interest expense was approximately $597 for the year ended July 31, 2009 compared to approximately $1,207 for the same period a year earlier.  This decrease was mainly due to lower interest charges incurred during the current period related to our credit arrangements with Standard Bank.  As of July 31, 2009, there was $8,000 outstanding on our term note.

Income Tax Expense

Income tax expense was $5,542 during the fiscal year ended July 31, 2009, compared to $3,507 in 2008 with an effective tax rate of 35% and 35%, respectively.  The factors that most significantly impact our effective tax rate are valuation allowances related to deferred tax assets offset partially by lower statutory tax rates in Mexico. Current year income tax expense and deferred income tax expense amounted to $3,909 and $1,633 as of July 31, 2009, respectively.  Prior year income tax expense and deferred income tax expense amounted to $2,111 and $1,396 as of July 31, 2008, respectively.

Mining operations are primarily conducted in Mexico. Mexico has tax laws, tax incentives and tax rates that are significantly different than those of the United States.  On October 1, 2007, the Mexican government enacted legislation which introduced certain tax reforms as well as a new minimum flat tax system.  This new flat tax system integrates with the regular income tax system and is based on cash-basis net income that includes only certain receipts and expenditures.  The flat tax is set at 17.5% of cash-basis net income as determined, with transitional rates of 16.5% and 17.0% in 2008 and 2009, respectively.  If the flat tax is positive, it is reduced by the regular income tax and any excess is paid as a supplement to the regular income tax.  If the flat tax is negative, it may serve to reduce the regular income tax payable in that year or can be carried forward for a period of up to ten years to reduce any future flat tax.

Companies are required to prepay income taxes on a monthly basis based on the greater of the flat tax or regular income tax as calculated for each monthly period.  Annualized income projections indicate that we will not be liable for any excess flat tax for calendar year 2009 and, accordingly, have recorded a Mexican income tax provision as of July 31, 2009.

As the new legislation was recently enacted, it remains subject to ongoing varying interpretations.  There is the possibility of implementation amendments by the Mexican government and the estimated future income tax liability recorded at the balance sheet date may change.

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which, on a more likely than not basis, are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

During the fiscal years ended July 31, 2009 and 2008, we completed a reconciliation of our U.S. book and tax basis assets and liabilities as well as a detailed analysis of our income taxes payable.

Based on the uncertainty and inherent unpredictability of the factors influencing our effective tax rate and the sensitivity of such factors to gold and other metals prices as discussed above, the effective tax rate is expected to be volatile in future periods.

For more information concerning income taxes, please see Note 21 within the consolidated financial statements contained herein.

Changes in Foreign Exchange Rates

During the years ended July 31, 2009 and 2008, we recorded equity adjustments from foreign currency translations of approximately $2,731 and $622, respectively.  These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the U.S. dollar and are included as a component of other comprehensive income.  The Mexican Peso and the U.S. dollar exchange rate as of July 31, 2009 was 12.9933.  As of July 31, 2008, such exchange rate was 10.0483.

Summary of Annual Results
(000’s except per share Data and ounces sold)

	For the year	For the year	For the year
	ended	ended	Ended
	July 31, 2009	July 31, 2008	July 31, 2007
Revenues	42,757	33,104	-
Net Income (loss)	10,407	6,364	(7,472)
Basic net income (loss) per share	0.05	0.04	(0.05)
Diluted net income (loss) per share	0.05	0.03	-
Gold ounces sold	48,418	39,102	-
Average price received	$883	$847	-
Cash cost per ounce sold	$271	$276	-
Total cost per ounce sold	$314	$335	-

Summary of Results of Operations

	For the year ended July 31, 2009	For the year ended July 31, 2008	For the year ended July 31, 2007(1)
Tonnes of ore mined	3,847,883	3,498,612	545,089
Tonnes of waste removed	4,319,949	2,627,318	209,567
Ratio of waste to ore	1.12	0.75	0.38
Tonnes of ore processed	3,999,346	3,529,699	631,530
Grade (grams/tonne)	0.78	0.85	0.88
Gold (ounces)
-Produced(2)	49,921	39,242	578
-Sold	48,418	39,102	-
(1)      Commercial production at El Chanate commenced on July 31, 2007 and the operation was still in its ramp up phase and production results are not comparable.
(2)      Gold produced each year does not necessarily correspond to gold sold during the year, as there is a time delay in the actual sale of the gold.

Fiscal year ended July 31, 2008 compared to fiscal year ended July 31, 2007

Net income for the year ended July 31, 2008 was approximately $6,364 compared to a net loss of approximately $7,472 for the year ended July 31, 2007. The principal reason for this increase was our transition to an operating  company during the year ended July 31, 2008.  Our first gold sale occurred in August 2007.  Net income per common share was $0.04 for the year ended July 31, 2008, on a basic basis and $0.03 on a diluted basis.  The net loss per share for the same period in 2007 was $0.05 on a basic basis. Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants, were excluded from the calculation of diluted net loss per share for the fiscal year ended July 31, 2007 since their effect was anti-dilutive.

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

Depreciation and Amortization

Depreciation and amortization expense during the year ended July 31, 2008 and 2007 was approximately $3,438 and $891, respectively.  The increase of approximately $2,547 was primarily due to a full year of depreciation and amortization charges related to the El Chanate capital costs being incurred during the year ended July 31, 2008.  The charges during the same period in the prior year were significantly lower as most of these assets were placed in service in April 2007.  Depreciation and amortization also represents deferred financing costs resulting from the Credit Facility we entered into with Standard Bank.  This accounted for approximately $1,088 and $876 of the amortization expense during the years ended July 31, 2008 and 2007, respectively.

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

Exploration Expense

Exploration expense during the years ended July 31, 2008 and 2007 was approximately $938 and $1,816, respectively, or a decrease of $878 or 48%.  The primary reason for the decrease in exploration expense was the result of higher engineering and planning costs related to our El Chanate Project being expensed in the prior period as well as the costs incurred from our 72-hole reverse circulation drilling campaign targeted to identify additional reserves at the El Chanate Project which was completed in May 2007.  Exploration expense for the year ended July 31, 2008 includes: 1) costs from our completed 26 hole reverse circulation drilling program in December 2007 consisting of 4,912 meters at the El Chanate mine.  The drill holes were targeted to test the outer limits of the existing ore zones, and 2) costs associated with our leased 12 mining concessions totaling 1,790 hectares located northwest of Saric, Sonora. We initiated a drill program as well as geochemical work related to these claims during fiscal 2008.  Also, a claim was filed for approximately 2,200 additional hectares adjacent to this property. These concessions and this claim are approximately sixty miles northeast of the El Chanate project and can be accessed by a paved road.  Surface mineralization is evident throughout the property and is hosted by shear zones and veins in a granite intrusive; follow up exploration is underway.

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

Interest expense was approximately $1,207 for the year ended July 31, 2008 compared to approximately $792 for the same period a year earlier.  This increase was mainly due to higher interest charges incurred during fiscal 2008 related to our outstanding credit facility with Standard Bank.  As of July 31, 2008 and 2007, there was $12,500 outstanding on this credit facility.

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

Mining operations are conducted in Mexico. Mexico has tax laws, tax incentives and tax rates that are significantly different than those of the United States.  On October 1, 2007, the Mexican government enacted legislation which introduced certain tax reforms as well as a new minimum flat tax system.  This new flat tax system integrates with the regular income tax system and is based on cash-basis net income that includes only certain receipts and expenditures.  The flat tax is set at 17.5% of cash-basis net income as determined, with transitional rates of 16.5% and 17.0% in 2008 and 2009, respectively.  If the flat tax is positive, it is reduced by the regular income tax and any excess is paid as a supplement to the regular income tax.  If the flat tax is negative, it may serve to reduce the regular income tax payable in that year or can be carried forward for a period of up to ten years to reduce any future flat tax.  Companies are required to prepay income taxes on a monthly basis based on the greater of the flat tax or regular income tax as calculated for each monthly period.  Annualized income projections indicated that we were not be liable for any excess flat tax for calendar year 2008 and, accordingly, recorded a Mexican income tax provision as of July 31, 2008.

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which, on a more likely than not basis, are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

For more information concerning income taxes, please see Note 21 within the consolidated financial statements contained herein.

Changes in Foreign Exchange Rates

During the year ended July 31, 2008 and 2007, we recorded equity adjustments from foreign currency translations of approximately $622 and $205, respectively.  These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the US dollar and are included as a component of other comprehensive income.

Liquidity and Capital Resources

Operating activities

Cash provided by operating activities during the year ended July 31, 2009 was approximately $7,536, which primarily represents cash flows resulting from our realization of revenue from operations during the year ended July 31, 2009.  The increase period-to-period was mainly due to higher net income during the year ended July 31, 2009.  In addition,  we utilized cash flows from operations to pay the following one time items:  1)  10% net profits interest of $1,000 to Royal Gold, and  2)  $1,906 to close out the remaining 58,233 ounces of gold under the original Gold Price Protection arrangements that we entered into in March 2006 to Standard Bank.    Cash used in operating activities for the same period a year ago was $6,318, as this was our first year realizing revenue from operations.

Investing Activities

Cash used in investing activities during the year ended July 31, 2009, amounted to approximately $5,174, primarily from the acquisition of an additional secondary crusher and tunnel conveyor, mobile equipment, conveyors, ADR plant equipment, and a carbon regeneration kiln.  Cash used in investing activities for the same period a year ago was approximately $5,479 which was due to costs incurred for leach pad expansion, conveyors, additional water rights, and original ADR plant equipment for the El Chanate mine.

In August 2009, we initiated the construction of an additional leach pad area.  Permitting and site clearing has been completed and the construction has commenced. Golder Engineering of Tucson, Arizona will oversee construction activities and quality control and quality assurance for the project. The construction schedule anticipates that stacking ore on the new pad will commence in January 2010 and will cost approximately $3,300.  In October 2009,  we committed to the procurement of a new tertiary crusher and screen module for the El Chanate mine.  The cost for this equipment is approximately $1,000 with one-third due upon execution of the sales order, one-third due in 30 days and one-third upon shipment.  This is part of our ongoing production expansion plan.

Financing Activities

Cash used in financing activities during the year ended July 31, 2009 amounted to approximately $4,175, primarily from the repayment of the Credit Facility in the amount of $4,500.  We also received proceeds of approximately $319 in the current period from the issuance of common stock upon the exercising of 855,729 options.  Cash provided by financing activities during the year ended July 31, 2008 amounted to approximately $7,306, primarily from the exercising of 22,994,178 warrants for gross proceeds of approximately $7,474.

Term loan and Revolving Credit Facility

On July 17, 2008, we closed in escrow, pending execution of Mexican collateral documents and certain other ministerial matters, an Amended And Restated Credit Agreement (the “Credit Agreement”) involving our wholly-owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), us, as guarantor, and Standard Bank PLC (“Standard Bank”), as the lender.  The Mexican collateral documents were executed on September 18, 2008, effectively closing the loan.  The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006 (the “Original Agreement”). Under the Original Agreement, MSR and Oro could borrow, and did borrow, money in an aggregate principal amount of up to $12,500 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico. We guaranteed the repayment of the Term Loan and the performance of the obligations under the Original Agreement.

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

On September 17, 2009, our ability to borrow under the Revolving Loan expired.  The Company had not drawn on this facility during the term period and determined that it was not cost beneficial to maintain the Revolving Loan on a going forward basis.

Debt Covenants

Our Credit Facility with Standard Bank requires us, among other obligations, to meet certain financial covenants including, but not limited to, (i) a ratio of current assets to current liabilities at all times greater than or equal to 1.20:1.00, (ii) a quarterly minimum tangible net worth at all times of at least U.S.$15,000,000, and (iii) a quarterly average minimum liquidity of U.S.$500,000. In addition, the Credit Facility restricts, among other things, our ability to incur additional debt, create liens on our property, dispose of any assets, merge with other companies, enter into hedge agreements, organize or invest in subsidiaries or make any investments above a certain dollar limit.

As of July 31, 2009, we and our related entities were in compliance with all debt covenants and default provisions.  For the purposes of meeting these financial covenants, the accounts of Caborca Industrial are not required to be included in the calculation of these covenants.

Environmental and Permitting Issues

Management does not expect that environmental issues will have an adverse material effect on our liquidity or earnings.  The Company complies with all laws, rules and regulations concerning mining, environmental, health, zoning and historical preservation issues, we are not aware of any environmental concerns or current reclamation requirements at the El Chanate concessions.  We have received the required Mexican government permits for operations.  Any revisions to our mine plan may require us to amend the permits.

We received the annual extension to the explosive use permit from the relevant authorities.  The permit is valid through December 2009.

We include environmental and reclamation costs on an ongoing basis, in our revenue and cost projections.  No assurance can be given that environmental regulations will not be revised by the Mexican authorities in the future..  As of July 31, 2009, we have estimated the reclamation costs for the El Chanate site to be approximately $2,950.  Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and closure costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site.  We reviewed the estimated present value of the El Chanate mine reclamation and closure costs as of July 31, 2009.  This resulted in an accrual for reclamation obligations as of July 31, 2009 of $1,594 relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

We own properties in Leadville, Colorado for which we have previously recorded an impairment loss.  Part of the Leadville Mining District has been declared a federal Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Superfund Amendments and Reauthorization Act of 1986.  Several mining companies and one individual were declared defendants in a possible lawsuit.  We were not named a defendant or Principal Responsible Party.  We did respond in full detail to a lengthy questionnaire prepared by the Environmental Protection Agency ("EPA") regarding our proposed procedures and past activities in November 1990.  To our knowledge, the EPA has initiated no further comments or questions.  The Division of Reclamation, Mining and Safety of the State of Colorado (the “Division”) conducted its most recent inspection of our Leadville Mining properties in August 2007.  The Division concluded that based upon 2007 equipment prices and labor costs, an additional $46 was necessary to be bonded with the Division to reclaim the site to achieve the approved post-mining land use.  The total amount of the bond sufficient to perform reclamation as of April 30, 2009, was approximately $82.  We met this bonding requirement.  During our fiscal year ended July 31, 2008, we sold two of the Leadville Mining claims and the mill for gross proceeds of $100.  In May 2009, we received our bond back from the Division.

Contractual Obligations

Our contractual obligations as of July 31, 2009 are summarized as follows:

	Payments Due by Period
Contractual Obligations(5)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Debt (1)	$8,650	$3,860	$4,790	$-	$-
Remediation and reclamation obligations(2)	3,741	-	-	-	3,741
Operating leases(3)	760	247	513	-	-
Derivative instruments(4)	184	154	30	-	-
	$13,335	$4,261	$5,333	$-	$3,741

(1)	Amounts represent principal ($8,000) and estimated interest payments ($650) assuming no early extinguishment.
(2)
Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, we are required to close our operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. For more information regarding remediation and reclamation liabilities, see Note 12 to the Consolidated Financial Statements.

(3)
Amounts represent a non-cancelable operating lease for office space in New York that commenced on September 1, 2007 and terminates on August 31, 2012. In addition to base rent, the lease calls for payment of utilities and other occupancy costs. Also, includes an operating lease for office space in Caborca, Sonora, as well as leased concessions in Saric, Sonora for exploration.

(4)	Amounts represent the net cash settlement of interest rate swap agreement with Standard Bank.
(5)
Contractual obligations do not include the net smelter return payments as this payment is linked to the gold price and cannot be reasonably estimated given variable market conditions.  As of July 31, 2009, the amount remaining in net smelter return payments due to Royal Gold was approximately $13,936.

To date, we have not been adversely affected by the recent volatility in the global credit and foreign exchange markets.  To a minor degree we have benefited from the devaluation of the Mexican peso compared to the U.S. dollar.

While we believe that our available funds in conjunction with anticipated revenues from metail sales will be adequate to cover our cash requirements for the fiscal year ending July 31, 2010, if we encounter unexpected problems we may need to raise additional capital.  We also may need to raise additional capital for significant property acquisitions and/or exploration activities. To the extent that we need to obtain additional capital, management may raise such funds through the sale of our securities, obtain debt financing, and/or joint venturing with one or more strategic partners.  We cannot assure that adequate additional funding, if needed, will be available or on terms acceptable to us.  If we need additional capital and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities.

Recently Issued Accounting Pronouncements

Fair Value Accounting

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted on January 1, 2009. In February 2008, the FASB staff issued FSP No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for companies beginning January 1, 2009, and are not expected to have a significant impact on us.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of FAS 157 in an inactive market. The intent of this FSP is to provide guidance on how the fair value of a financial asset is to be determined when the market for that financial asset is inactive. FSP FAS 157-3 states that determining fair value in an inactive market depends on the facts and circumstances, requires the use of significant judgment and, in some cases, observable inputs may require significant adjustment based on unobservable data. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when determining fair value of an asset in an inactive market. FSP FAS 157-3 was effective upon issuance. We have incorporated the principles of FSP FAS 157-3 in determining the fair value of financial assets when the market for those assets is not active.

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

	Fair Value at July 31, 2009 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,334	$3,334	$-	$-
Marketable securities	35	35	-	-
	$3,369	$3,369	$-	$-
Liabilities:
Interest rate swap	193	-	193	-
	$193	$-	$193	$-

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

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which: 1) clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired, 2) provides guidance on the amount of an other-than-temporary impairment recognized in earnings and other comprehensive income and 3) expands the disclosures required for other-than-temporary impairments for debt and equity securities. Also in April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of these Staff Positions is required for the Company’s interim reporting period beginning April 1, 2009 with early adoption permitted. We adopted the provisions of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1 for the interim period ended April 30, 2009. The adoption of this standard did not have a material impact on the financial condition or the results of our operations.

Fair Value Option

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 were adopted January 1, 2009. We did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on our consolidated financial position, results of operations or cash flows.

Derivative Instruments

In March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective and was adopted for our fiscal year ended July 31, 2008.

Accounting for the Useful Life of Intangibles

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations” (“FAS 141”). FSP 142-3 is effective for our fiscal year beginning August 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. We do not expect the adoption of FSP 142-3 to have a material impact on our consolidated financial position, results of operations or cash flows.

Business Combinations

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends and clarifies FAS 141(R). The intent of FSP FAS 141(R)-1 is to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. We will apply the provisions of FSP FAS 141(R)-1 to all future business combinations.

Equity Method Investment

In November 2008, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial measurement of an equity method investment, (ii) recognizing other-than-temporary impairments of an equity method investment and (iii) accounting for an equity method investee’s issuance of shares. EITF 08-6 was effective for the Company’s fiscal year beginning August 1, 2009 and has been applied prospectively. The adoption of EITF 08-6 had no impact on our consolidated financial position or results of operations.

Equity-linked Financial Instruments

In June 2008, the EITF reached consensus on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). EITF 07-5 was effective for our fiscal year beginning August 1, 2009. The adoption of EITF 07-5 had no impact on our consolidated financial position or results of operations.

Subsequent Events

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 165 “Subsequent Events” (“FAS 165”) which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. We adopted the provisions of FAS 165 for the interim period ended June 30, 2009. The adoption of FAS 165 had no impact on our consolidated financial position, results of operations or cash flows.

Variable Interest Entities

In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which requires an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. FAS 167 also amends FIN 46(R) to require ongoing reassessments of the primary beneficiary of a VIE. The provisions of FAS 167 are effective for fiscal years beginning January 1, 2010. We currently account for Caborca Industrial (“CI”) as a VIE and are evaluating the potential impact of adopting this statement on our consolidated financial position, results of operations and cash flows.

The Accounting Standards Codification

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“FAS 168” or “the Codification”).  FAS 168 will become the source of authoritative U.S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  FAS 168 is effective for our interim quarterly period beginning after September 15, 2009. We do not expect the adoption of FAS 168 to have an impact on our consolidated financial position, results of operations or cash flows.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include inventory, revenue recognition, property, plant and mine development, impairment of long-lived assets, accounting for equity-based compensation, environmental remediation costs, accounting for derivative and hedging activities, income taxes and use of estimates.

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

Ore on Leach Pads

The recovery of gold from ore is achieved through the heap leaching process. Under this method, ore is placed on leach pads where it is treated with a chemical solution, which dissolves the gold contained in the ore. The resulting “pregnant” solution is further processed in a processing plant that extracts gold from this solution producing gold dore. Costs are applied to ore on leach pads based on current mining costs, including applicable depreciation, depletion and amortization relating to the mining operation. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.

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

In-process Inventory

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific processing facility, but include leach in-circuit, flotation and column cells and carbon in-pulp inventories. In-process material are measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines and/or leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

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

Intangible Assets

Purchased intangible assets consisting of rights of way, easements, net profit interests, etc. are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the units of production method. It is our policy to assess periodically the carrying amount of our purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with SFAS 144. There was no impairment at July 31, 2009.

Fair Value of Financial Instruments

The carrying value of our financial instruments, including cash and cash equivalents, loans receivable and accounts payable approximated fair value because of the short maturity of these instruments.

Revenue Recognition

Revenue is recognized from the sale of gold dore when persuasive evidence of an arrangement exists, the price is determinable, the product has been shipped to the refinery, the title has been transferred to the customer and collection of the sales price is reasonably assured from the customer.  The Company sells its precious metal content to a financial institution. Revenues are determined by selling the precious metal content at the spot price. Sales are calculated based upon assay of the dore’s precious metal content and its weight.  The Company sells approximately 95% of the precious metal content contained within the dore from the refinery based upon the preliminary assay of the Company. The residual ounces are sold upon obtaining the final assay and settlement for the shipment. The Company forwards an irrevocable transfer letter to the refinery to authorize the transfer of the precious metal content to the customer.  The sale is recorded by the Company upon the refinery pledging the precious metal content to the customer.  The Company waits until the dore precious metal content is pledged to the customer at the refinery to recognize the sale because collectability is not ensured until the dore precious metal content is pledged.  The sale price is not subject to change subsequent to the initial revenue recognition date.

Revenues from by-product sales, which consists of silver, will be credited to Costs applicable to sales as a by-product credit.  By-product sales amounted to $1,076, $707 and $0 for the fiscal years ended July 31, 2009, 2008 and 2007, respectively.

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

Companies are required to prepay income taxes on a monthly basis based on the greater of the flat tax or regular income tax as calculated for each monthly period.  This legislation remains subject to ongoing varying interpretations.  There is the possibility of implementation amendments by the Mexican government and the estimated future income tax liability recorded at the balance sheet date may change.

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

Gold Price Protection Agreement

On February 24, 2009, we settled with Standard Bank, the remaining 58,233 ounces of gold under the original Gold Price Protection arrangements entered into in March 2006. The purpose of these arrangements at the time was to protect the Company in the event the gold price dropped below $500 per ounce. Total remuneration to unwind these arrangements was approximately $1,906.

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

Market Risk Disclosures
July 31, 2009
(in thousands)

Instruments entered into for hedging purposes -

Type of Derivative	Notional Size		Fixed Price or Strike Price	Underlying Price	Termination or Expiration	Fair Value

Interest Rate Swaps	$4,594	(1)	5.30%	3 Mo. USD LIBOR	12/31/2010	$(193)

(1) The value shown reflects the notional as of July 31, 2009. Over the term of the swap, the notional amortizes, dropping to approximately $656.

As of July 31, 2009, the dollar value of a basis point for this interest rate swap was approximately $463, suggesting that a one-basis point rise (fall) of the yield curve would likely foster an increase (decrease) in the interest rate swaps value by approximately $342.  Because hedge accounting is applied, the contract serves to lock in a fixed rate of interest for the portion of the variable rate debt equal to the swap's notional size.  The swap covers only 75% of our variable rate exposure.

Item 8.	Financial Statements and Supplementary Data.

For the Financial Statements required by Item 8 see the Financial Statements included at the end of this Annual Report on Form 10-K starting on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There have been no changes in accountants or disagreements with accountants or reportable events with respect to accounting principles or practices, financial statement disclosures or auditing scope or procedure.

Item 9A.	Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed not only to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods but also to ensure that information required to be disclosed is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. They have concluded that, as of that date, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f), under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer  and affected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2009.  In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework, (COSO).  Based on this assessment, management has not identified any material weaknesses as of July 31, 2009.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has concluded that we did maintain effective internal control over financial reporting as of July 31, 2009, based on the criteria set forth in “Internal Control—Integrated Framework” issued by the COSO.

The effectiveness of our internal controls over financial reporting as of July 31, 2009, has been audited by Wolinetz, Lafazan & Company, P.C., an independent registered public accounting firm, as stated in their report which is included on page F-1 of the Financial Statements of this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Executive Officers and Corporate Governance.

Information concerning Capital Gold’s directors, Audit Committee, Compliance with Section 16(a) of the Exchange Act; Code of Ethics and any material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors is contained in Capital Gold’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference. Information concerning Capital Gold’s executive officers is set forth below.

Name	Age	Position

Gifford A. Dieterle	77	Chief Executive Officer, Treasurer

John Brownlie	59	President, Chief Operating Officer

Christopher M. Chipman	36	Chief Financial Officer

J. Scott Hazlitt	57	Vice President – Mine Development

Directors are elected at the meeting of stockholders called for that purpose and hold office until the next stockholders meeting called for that purpose or until their resignation or death.  Officers of the corporation are elected by the directors at meetings called by the directors for its purpose.

GIFFORD A. DIETERLE, Chief Executive Officer, Treasurer  and Chairman of our Board of Directors.  Mr. Dieterle was appointed President in September 1997 and has been an officer and Chairman since 1981.  He has a M.S. in Geology obtained from New York University.  From 1977 until July 1993, he was Chairman, Treasurer, and Executive Vice-President of Franklin Consolidated Mining Company.  From 1965 to 1987, he was lecturer in geology at the City University of N.Y. (Hunter Division).  Mr. Dieterle has been Secretary-Treasurer of  South American Minerals Inc. since 1997 and a director of that company since 1996.

JOHN BROWNLIE, President, Chief Operating Officer and  Director, has been with the company since May 2006 and was instrumental in the development of the El Chanate mine ..  He currently oversees the operations and exploration activities in Mexico and represents the company in investing activities.  Mr. Brownlie provided team management for mining projects requiring technical, administrative, political and cultural experience over his 35 year mining career.  From 2000 to 2006, Mr. Brownlie was a consultant providing mining and mineral related services to various companies including SRK, Oxus Mining plc and Cemco Inc. From 1995 to 2000, he was the General Manager for the Zarafshan-Newmont Joint Venture in Uzbekistan, a one-million tonne per month heap leach operation that produced over 450,000 ounces of gold annually. From 1988 to 1995, Mr. Brownlie served as the Chief Engineer and General Manager for Monarch Resources in Venezuela, at both the El Callao Revemin Mill and La Camorra gold mine. Before that, Mr. Brownlie was a resident of South Africa and was associated with numerous mineral processing and mining projects throughout Africa. He is  a mechanical engineer and fluent in Spanish.  Mr. Brownlie is also a director of Palladon Ventures, a publicly traded  mineral-related company.

CHRISTOPHER M. CHIPMAN, Chief Financial Officer.  Mr. Chipman has been our Chief Financial Officer since March 1, 2006.  Since November 2000, Mr. Chipman has been a managing member of Chipman & Chipman, LLC, a consulting firm that assists public companies with the preparation of periodic reports required to be filed with the Securities and Exchange Commission and compliance with Section 404 of the Sarbanes Oxley Act of 2002.  The firm also provides outsourced financial resources to clients assisting in financial reporting, forecasting and accounting services.  Mr. Chipman is a CPA and, from 1996 to 1998, he was a senior accountant with the accounting firm of Grant Thornton LLP. Mr. Chipman was the Controller of Frontline Solutions, Inc., a software company (March 2000 to November 2000); a Senior Financial Analyst for GlaxoSmithKline (1998-2000); and an Audit Examiner for Wachovia Corporation (1994-1996).  He received a B.A. in Economics from Ursinus College in 1994 and is a Certified Public Accountant.  He is a member of the American and Pennsylvania Institute of Certified Public Accountants.

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

On September 17, 2009, the Company terminated Jeffrey W. Pritchard as Executive Vice President and Secretary of the Company without cause pursuant to a restructuring of its corporate investor relations functions.  The termination was effective September 15, 2009.  Mr. Pritchard  resigned as a Director of the Company effective September 29, 2009.

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

Information concerning this item is contained in Capital Gold’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning this item is contained in Capital Gold’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence (000’s).

Information concerning this item is contained in Capital Gold’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees And Services.

Information concerning this item is contained in Capital Gold’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)  Financial Statements and Schedules   See index to financial statements on page F-1 of this Annual Report.

All other schedules called for under regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(b) Exhibits

Exhibits marked with a single asterisk (*) are filed herewith.

Confidential treatment has been requested for exhibits marked with a triple asterisk (***).

3.1
Certificate of Incorporation of the Company dated September 22, 2005 (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2 (File No. 333-129939) filed on November 23, 2005), as amended by the Certificate of Amendment dated February 26, 2007 (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 2007 and filed on March 19, 2007), as further amended by the Certificate of Amendment dated January 24, 2008 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 30, 2008).

3.2	Amended and Restated By-Laws of the Company dated September 1, 2009 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 3, 2009).

4.1
Specimen stock certificate for shares of common stock, par value $0.0001 per share (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2, filed on March 9, 2005).

4.2
Form of Warrant for Common Stock of the Company, issued to Standard Bank, PLC on July 8, 2009 (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2008 and filed on October 29, 2008).

10.1
Stock Purchase Option Agreement by and among AngloGold (Jerritt Canyon) Corp., AngloGold North America Inc., Leadville Mining and Milling Corporation and Leadville, effective December 15, 2000 (subsequently transferred to Royal Gold, Inc.) (Incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 2001 and filed on March 16, 2001).

10.2
Stock Sales and Security Agreement by and between Leadville Mining and Milling Corporation, Leadville and Inmobiliaria Ruba S.A. de C.V., dated March 30, 2002 (the “Minera Chanate Agreement”) (Incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 2002 and filed on June 20, 2002).

10.3
English translation of the Minera Chanate Agreement (Incorporated by reference to Exhibit 10.b to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 2002 and filed on June 20, 2002).

10.4
English summary of the El Charro Agreement between Antonio Vargas Coronado and Oro de Altar S. de R. L. de C.V., signed on May 25, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 2005 and filed on June 20, 2005).

10.5
Mining Contract for the Contract Mining at El Chanate Gold Mine by and between Minera Santa Rita S. de R.L. de C.V. and Sinergia Obras Civiles y Mineras, S.A. de C.V. dated November 24, 2005 (the “Mining Agreement”) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended October 31 2005 and filed on December 15, 2005).

10.6
Letter of Amendment to the Mining Agreement, dated August 2, 2006 (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 2006 and filed on November 1, 2006).

10.7	2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 2006 and filed on December 19, 2006).

10.8	Amendment 2009-1 to the 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2009).

10.9
Amended and Restated Credit Agreement among Minera Santa Rita S. de R.L. de C.V. and Oro de Altar S. de R.L. de C.V. (as borrowers), Capital Gold Corporation (as guarantor), and Standard Bank PLC (as lender), dated as of July 17, 2008 (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2008 and filed on October 29, 2008).

10.10
Service Agreement between Caborca Industrial S.A. de C.V. and Minera Santa Rita, S. de R.L. de C.V., dated January 1, 2008 (Incorporated by reference to Exhibit 10.32 to the Company’s Amended Annual Report on Form 10-K/A for the year ended July 31, 2008 and filed on February 13, 2009).

10.11	Mining Exploration Agreement between Roberto Preciado, Bertha Elena Martinez Espinoza and Oro de Altar S. de R.L. de C.V., dated April 4, 2008.(*)

10.12
Amended and Restated Engagement Agreement between the Company and John Brownlie, effective as of January 1, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009 and filed on March 12, 2009).

10.13
Amended and Restated Engagement Agreement between the Company and Christopher Chipman, effective as of January 1, 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009 and filed on March 12, 2009).

10.14
Amended and Restated Engagement Agreement between the Company and Scott Hazlitt, effective as of January 1, 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009 and filed on March 12, 2009).

10.15
Executive Employment Agreement between the Company and Gifford Dieterle, effective as of January 1, 2009 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009 and filed on March 12, 2009).

10.16
Executive Employment Agreement between the Company and Jeffrey Pritchard, effective as of January 1, 2009 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009 and filed on March 12, 2009).

10.17
Indemnity Agreement between the Company and John Brownlie, effective November 17, 2008 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009 and filed on March 12, 2009).

10.18
Indemnity Agreement between the Company and Scott Hazlitt, effective September 18, 2008 (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009 and filed on March 12, 2009).

10.19
Indemnity Agreement between the Company and Christopher Chipman, effective September 18, 2008 (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009 and filed on March 12, 2009).

10.20	Severance Agreement and Release between the Company and Jeffrey Pritchard dated September 29, 2009.(*)(***)

21	Subsidiaries of Capital Gold Corporation

23.1	Consent of Wolinetz, Lafazan & Company, P.C., independent registered public accountants.*

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 from the Company’s Chief Executive Officer.*

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 from the Company’s Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.*

Statements contained in this Annual Report on Form 10-K as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to this Annual Report on Form 10-K or is included in any forms indicated above, each such statement is deemed to be qualified and amplified in all respects by such provisions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GOLD CORPORATION

Dated: October 14, 2009	By:	/s/ Gifford A. Dieterle
Gifford A. Dieterle Chief Executive Officer, Chairman of the Board and Treasurer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gifford A. Dieterle	October 13, 2009
Gifford A. Dieterle, Chief Executive Officer, Chairman of the Board and Treasurer (Principal Executive Officer)

/s/ Christopher M. Chipman	October 13, 2009
Christopher M. Chipman, Chief Financial Officer (Principal Financial Officer)

/s/ John Brownlie	October 13, 2009
John Brownlie, President, Chief Operating Officer, and Director

/s/ Robert Roningen	October 13, 2009
Robert Roningen, Senior Vice President, Director, Corporate Secretary

/s/ Roger A. Newell	October 13, 2009
Roger A. Newell, Director

/s/ Leonard J. Sojka	October 13, 2009
Leonard J. Sojka, Director

/s/ John W. Cutler	October 13, 2009
John W. Cutler, Director

SUPPLEMENTAL INFORMATION

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

NOT APPLICABLE.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Capital Gold Corporation:

We have audited the accompanying consolidated balance sheets of Capital Gold Corporation and Subsidiaries ("the Company") as of July 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2009.  We also have audited Capital Gold Corporation and Subsidiaries' internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting".  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of  Capital Gold Corporation and Subsidiaries as of July 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Capital Gold Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
October 12, 2009

CAPITAL GOLD CORPORATION
CONSOLIDATED BALANCE SHEET
(in thousands, except for share and per share amounts)

	July 31, 2009	July 31, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents (Note 2)	$6,448	$10,992
Accounts Receivable (Note 2)	2,027	1,477
Stockpiles and Ore on Leach Pads (Note 5)	20,024	12,176
Material and Supply Inventories (Note 4)	1,381	937
Deposits (Note 6)	26	9
Marketable Securities (Note 3)	35	65
Prepaid Expenses	277	219
Loans Receivable – Affiliate (Note 11 and 13)	33	39
Other Current Assets (Note 7)	1,042	490
Total Current Assets	31,293	26,404

Mining Concessions (Note 10)	51	59
Property & Equipment – net (Note 8)	22,417	20,918
Intangible Assets – net (Note 9)	318	181

Other Assets:
Deferred Financing Costs (Note 16)	424	599
Mining Reclamation Bonds	-	82
Deferred Tax Asset (Note 21)	32	573
Security Deposits	66	63
Total Other Assets	522	1,317
Total Assets	$54,601	$48,879
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$988	$788
Accrued Expenses (Note 20)	1,633	2,673
Derivative Contracts (Note 19)	193	930
Deferred Tax Liability (Note 21)	4,233	2,063
Current Portion of Long-term Debt (Note 16)	3,600	4,125
Total Current Liabilities	10,647	10,579

Reclamation and Remediation Liabilities (Note 12)	1,594	1,666
Other liabilities	78	62
Long-term Debt (Note 16)	4,400	8,375
Total Long-term Liabilities	6,072	10,103

Commitments and Contingencies (Note 22)	-	-

Stockholders’ Equity:
Common Stock, Par Value $.0001 Per Share; Authorized 300,000,000 shares; Issued and Outstanding 193,855,555 and 192,777,326 shares, respectively	19	19
Additional Paid-In Capital	64,057	63,074
Accumulated Deficit	(22,089)	(32,496)
Deferred Financing Costs (Note 16)	(1,808)	(2,611)
Deferred Compensation	(319)	(549)
Accumulated Other Comprehensive Income (Note 13)	(1,978)	760
Total Stockholders’ Equity	37,882	28,197
Total Liabilities and Stockholders’ Equity	$54,601	$48,879
The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except for share and per share amounts)

	For The Year Ended
	July 31,
	2009	2008	2007
Revenues
Sales – Gold, net	$42,757	$33,104	$-
Costs and Expenses:
Costs Applicable to Sales	13,883	10,690	-
Depreciation and Amortization	3,019	3,438	891
General and Administrative	5,464	5,586	2,893
Exploration	1,600	938	1,816
Total Costs and Expenses	23,966	20,652	5,600
Income (Loss) from Operations	18,791	12,452	(5,600)

Other Income (Expense):
Interest Income	43	77	146
Interest Expense	(597)	(1,207)	(792)
Other Income (Expense)	(313)	(95)	-
Loss on change in fair value of derivative	(1,975)	(1,356)	(1,226)
Total Other Income (Expense)	(2,842)	(2,581)	(1,872)

Income (Loss) before Income Taxes	15,949	9,871	(7,472)

Income Tax Expense (Note 21)	(5,542)	(3,507)	-

Net Income (Loss)	$10,407	$6,364	$(7,472)

Income (Loss) Per Common Share
Basic	$0.05	$0.04	$(0.05)
Diluted	$0.05	$0.03	$-

Basic Weighted Average Common Shares Outstanding	193,260,465	175,039,996	149,811,266
Diluted Weighted Average Common Shares Outstanding	199,531,079	195,469,129	-

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except for share and per share amounts)

	Common Stock		Additional paid-in-	Accumulated	Accumulated Other Comprehensive	Deferred Financing	Deferred	Total Stockholders’
	Shares	Amount	capital	Deficit	Income/(Loss)	Costs	Compensation	Equity

Balance at July 31, 2006	131,635,129	13	40,734	(31,388)	146	(523)	(52)	8,930

Deferred financing costs	1,150,000	-	351	-	-	(351)	-	-

Deferred financing costs	-	-	3,314	-	-	(3,314)	-	-
Amortization of deferred finance costs	-	-	-	-	-	750	-	750
Options and warrants issued for services	-	-	216	-	-	-	-	216
Private placement, net	12,561,667	2	3,484					3,486
Common stock issued for services provided	622,443	-	276	-	-	-	-	276
Common stock issued upon the exercising of options and warrants	22,203,909	2	5,641					5,643
Net loss for the year ended July 31, 2007	-	-	-	(7,472)	-	-	-	(7,472)
Change in fair value on interest rate swaps	-	-	-	-	(47)	-	-	(47)
Equity adjustment from foreign currency translation	-	-	-	-	205	-	-	205
Total comprehensive loss	-	-	-	-	-	-	-	(7,314)

Balance at July 31, 2007	168,173,148	$17	$54,016	$(38,860)	$304	$(3,438)	$(52)	$11,987

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY – CONTINUED
(in thousands, except for share and per share amounts)

	Common Stock		Additional paid-in-	Accumulated	Accumulated Other Comprehensive	Deferred Financing	Deferred	Total Stockholders’
	Shares	Amount	capital	Deficit	Income/(Loss)	Costs	Compensation	Equity

Balance at July 31, 2007	168,173,148	$17	$54,016	$(38,860)	$304	$(3,438)	$(52)	$11,987
Amortization of deferred finance costs	-	-	-	-	-	930	-	930
Equity based compensation	-	-	433	-	-	-	194	627
Common stock issued upon the exercising of options and warrants	22,994,178	2	7,471					7,473
Issuance of restricted common stock	1,610,000	-	1,051				(691)	360
Deferred finance costs	-	-	103	-	-	(103)	-	-
Net income for the year ended July 31, 2008	-	-	-	6,364	-	-	-	6,364
Change in fair value on interest rate swaps	-	-	-	-	(141)	-	-	(141)
Unrealized loss on marketable securities	-	-	-	-	(25)	-	-	(25)
Equity adjustment from foreign currency translation	-	-	-	-	622	-	-	622
Total comprehensive income	-	-	-	-	-	-	-	6,820

Balance at July 31, 2008	192,777,326	$19	$63,074	$(32,496)	$760	$(2,611)	$(549)	$28,197

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY – CONTINUED
(in thousands, except for share and per share amounts)

	Common Stock		Additional paid-in-	Accumulated	Accumulated Other Comprehensive	Deferred Financing	Deferred	Total Stockholders’
	Shares	Amount	capital	Deficit	Income/(Loss)	Costs	Compensation	Equity

Balance at July 31, 2008	192,777,326	$19	$63,074	$(32,496)	$760	$(2,611)	$(549)	$28,197
Amortization of deferred finance costs	-	-	-	-	-	803	-	803
Equity based compensation	-	-	551	-	-	-	230	781
Common stock issued upon the exercising of options and warrants	855,729	-	319	-	-	-	-	319
Issuance of restricted common stock	222,500	-	113				-	113
Net income for the year ended July 31, 2009	-	-	-	10,407	-	-	-	10,407
Change in fair value on interest rate swaps	-	-	-	-	23	-	-	23
Unrealized loss on marketable securities	-	-	-	-	(30)	-	-	(30)
Equity adjustment from foreign currency translation	-	-	-	-	(2,731)	-	-	(2,731)
Total comprehensive income	-	-	-	-	-	-	-	7,670

Balance at July 31, 2009	193,855,555	$19	$64,057	$(22,089)	$(1,978)	$(1,808)	$(319)	$37,882

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, except for share and per share amounts)

	For The
	Year Ended
	July 31,
	2009	2008	2007
Cash Flow From Operating Activities:
Net Income (Loss)	$10,407	$6,364	$(7,472)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	3,019	3,388	891
Accretion of Reclamation and Remediation	156	124	31
Loss on change in fair value of derivative	1,975	1,356	1,226
Equity Based Compensation	894	987	492
Changes in Operating Assets and Liabilities:
Increase in Accounts Receivable	(550)	(1,477)	-
Increase in Prepaid Expenses	(58)	(146)	(32)
Increase in Inventory	(6,786)	(8,913)	(2,458)
Decrease (Increase) in Other Current Assets	(553)	1,185	2,975
Decrease (Increase) in Other Deposits	(17)	870	(629)
Increase in Other Assets	(3)	-	(50)
Decrease (Increase) in Mining Reclamation Bond	82	(46)	-
Decrease (Increase) in Deferred Tax Asset	541	(573)	-
Increase in Accounts Payable	200	171	358
Decrease in Derivative Liability	(2,689)	(1,166)	(460)
Increase (Decrease) in Reclamation and Remediation	(228)	-	1,218
Increase in Other Liability	16	62
Increase in Deferred Tax Liability	2,170	2,063
Increase (Decrease) in Accrued Expenses	(1,040)	2,069	247

Net Cash Provided By (Used in) Operating Activities	7,536	6,318	(3,663)

Cash Flow From Investing Activities:
Decrease (Increase) in Other Investments	-	28	(4)
Purchase of Mining, Milling and Other Property and Equipment	(4,994)	(5,417)	(17,851)
Purchase of Intangibles	(180)	(90)	(570)

Net Cash Used in Investing Activities	(5,174)	(5,479)	(18,425)

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(in thousands, except for share and per share amounts)

	For The
	Year Ended
	July 31,
	2009	2008	2007

Cash Flow From Financing Activities:
Proceeds from (Advances) to Affiliate, net	$6	$7	$(5)
Proceeds from Borrowing on Credit Facility	-	-	12,500
Repayments on Credit Facility	(4,500)	-	-
Proceeds From Issuance of Common Stock	319	7,474	9,129
Deferred Finance Costs	-	(175)	(257)
Net Cash (Used in)Provided By Financing Activities	(4,175)	7,306	21,367
Effect of Exchange Rate Changes	(2,731)	622	205
Increase (Decrease) In Cash and Cash Equivalents	(4,544)	8,767	(516)
Cash and Cash Equivalents - Beginning	10,992	2,225	2,741
Cash and Cash Equivalents – Ending	$6,448	$10,992	$2,225

Supplemental Cash Flow Information:
Cash Paid For Interest	$647	$1,235	$879
Cash Paid For Income Taxes	$4,213	$1,373	$23
Non-Cash Financing Activities:
Issuance of common stock and warrants as payment of financing costs	$-	$103	$3,665
Change in Fair Value of Derivative Instrument	$23	$141	$47
Change in Fair Value of Asset Retirement Cost	$222	$293	$-

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008
(in thousands, except for per share and ounce amounts)

NOTE 1 - Basis of Presentation

Capital Gold Corporation ("Capital Gold", "the Company", "we" or "us") was incorporated in February 1982 in the State of Nevada. During March 2003, the Company's stockholders approved an amendment to the Articles of Incorporation to change its name from Leadville Mining and Milling Corp. to Capital Gold Corporation. In November 2005, the Company reincorporated in Delaware.  The Company owns rights to property located in the State of Sonora, Mexico and the California Mining District, Lake County, Colorado. The Company is engaged in the exploration, development and production for gold and other minerals from its properties in Mexico. All of the Company's mining activities are being performed in Mexico.

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

Under the terms of the agreement, the Company had granted AngloGold the right to designate one of its wholly-owned Mexican subsidiaries to receive a one time option (the “Option”) to purchase 51% of Minera Chanate (or such entity that owns the Minera Chanate concessions at the time of option exercise) (the “Back-In Right”). That Option was exercisable over a 180 day period commencing at such time as the Company notifies AngloGold that it has made a good faith determination that it has gold-bearing ore deposits on any one of the identified group of El Chanate Concessions, when aggregated with any ore that the Company has mined, produced and sold from such concessions, of in excess of two million ounces of contained gold. The exercise price would equal twice the Company's project costs on the properties during the period commencing on December 15, 2000 and ending on the date of such notice.

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

During the fiscal year ended July 31, 2007, the Company exited the development stage since principal operations commenced.

NOTE 2 - Summary of Significant Accounting Policies

Principals of Consolidation

The consolidated financial statements include the accounts of Capital Gold Corporation and its wholly owned and majority owned subsidiaries, Leadville Mining and Milling Holding Corporation, Minera Santa Rita, S.A de R.L. de C.V. (“MSR”) and Oro de Altar S. de R. L. de C.V. (“Oro”) as well as the accounts within Caborca Industrial S.A. de C.V. (“Caborca Industrial”), a Mexican corporation 100% owned by two of the Company’s officers and directors for mining support services. These services include, but are not limited to, the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at slightly above cost.  This entity is considered a variable interest entity under accounting rules provided under FIN 46, “Consolidation of Variable Interest Entities.”  All significant intercompany accounts and transactions are eliminated in consolidation.

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

In-process Inventory

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific processing facility, but include leach in-circuit, flotation and column cells and carbon in-pulp inventories. In-process material are measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines and/or leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

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

Reclamation and Remediation Costs (“Asset Retirement Obligations”)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and closure costs. The Asset Retirement Obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the Asset Retirement Obligation at its mine site in accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).

Deferred Financing Costs

Deferred financing costs which were included in other assets and a component of stockholders’ equity relate to costs incurred in connection with bank borrowings and are amortized over the term of the related borrowings.

Intangible Assets

Purchased intangible assets consisting of rights of way, easements, net profit interests, etc. are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the units of production method. It is the Company’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with SFAS 144. There was no impairment at July 31, 2009.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents and accounts payable approximated fair value because of the short maturity of these instruments.

Long-term Debt

The carrying value of the Company’s long-term debt approximates fair value.

Revenue Recognition

Revenue is recognized from the sale of gold dore when persuasive evidence of an arrangement exists, the price is determinable, the product has been shipped to the refinery, the title has been transferred to the customer and collection of the sales price is reasonably assured from the customer.  The Company sells its precious metal content to a financial institution. Revenues are determined by selling the precious metal content at the spot price. Sales are calculated based upon assay of the dore’s precious metal content and its weight.  The Company sells approximately 95% of the precious metal content contained within the dore from the refinery based upon the preliminary assay of the Company. The residual ounces are sold upon obtaining the final assay and settlement for the shipment. The Company forwards an irrevocable transfer letter to the refinery to authorize the transfer of the precious metal content to the customer.  The sale is recorded by the Company upon the refinery pledging the precious metal content to the customer.  The Company waits until the dore precious metal content is pledged to the customer at the refinery to recognize the sale because collectibility is not ensured until the dore precious metal content is pledged.  The sale price is not subject to change subsequent to the initial revenue recognition date.

Revenues from by-product sales, which consists of silver, will be credited to Costs applicable to sales as a by-product credit.  By-product sales amounted to $1,076, $707 and $0 for the fiscal years ended July 31, 2009, 2008 and 2007, respectively.

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

Such options and warrants may be exercisable at varying exercise prices currently ranging from $0.35 to $0.85 per share of common stock. Certain of these grants are exercisable immediately upon grant while others vest. Certain grants have vested or are vesting over a period of five years. Also, certain grants contain a provision whereby they become immediately exercisable upon a change of control.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant-date fair values of stock options and warrants granted during the fiscal years ended July 31, 2009, 2008 and 2007 were $0.29,  $0.34 and $0.33, respectively. The fair values of the options and warrants granted were estimated based on the following weighted average assumptions:

	Year ended July 31,
	2009	2008	2007

Expected volatility	69.98 – 79.72%	47.60 – 60.88%	73%
Risk-free interest rate	0.86 – 1.56%	4.61%	5.75%
Expected dividend yield	-	-	-
Expected life	2 - 5 years	5.5 years	2.4 years

Stock option and activity for employees during the fiscal years ended July 31, 2009, 2008 and 2007 are as follows (all tables in thousands, except for option, price and term data):

	Number of Options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Outstanding at July 31, 2006	5,570,454	$.16	-	$702
Options granted	1,050,000	.36	-	-
Options exercised	(3,570,909)	.08	-	-
Options expired	(549,545)	.22	-	-
Outstanding at July 31, 2007	2,500,000	$.34	1.20	$255

Options granted*	2,500,000	.63	-	-
Options exercised	(1,450,000)	.32	-	-
Options expired	-	-	-	-
Outstanding at July 31, 2008	3,550,000	$.55	4.00	$334

Options granted*	1,000,000	.49	-	-
Options exercised	(705,729)	.37	-	-
Options expired	(344,271)	.35	-	-
Options outstanding at July 31, 2009	3,500,000	$.59	5.18	$70
Options exercisable at July 31, 2009	1,750,000	$.59	2.18	$35

* Issuances under 2006 Equity Incentive Plan.

Unvested stock option balances for employees at July 31, 2009, 2008 and 2007 are as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value

Outstanding at July 31, 2006	150,000	$.32	1.67	17
Options granted	-	-	-	-

Outstanding at July 31, 2007	150,000	$.32	1.67	$17
Options granted	2,500,000	.63	-	-
Options vested	(900,000)	.58	-	-
Unvested Options Outstanding at July 31, 2008	1,750,000	$.63	4.49	$8
Options granted	1,000,000	.49	-	-
Options vested	(1,000,000)	.56	-	-
Unvested Options outstanding at July 31, 2009	1,750,000	$.59	5.18	$35

Stock option and warrant activity for non-employees during the years ended July 31, 2009, 2008 and 2007 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Warrants and options outstanding at July 31, 2006	25,561,000	$.29	1.33	$1,940
Options granted	16,982,542	.33
Options exercised	(18,633,000)	.29	-	-
Options expired	(1,375,000)	.31	-	-
Warrants and options outstanding at July 31, 2007	22,535,542	$.33	1.48	$2,578
Options granted*	1,715,000	.66
Options exercised	(21,555,542)	.33	-	-
Options expired	(680,000)	.30	-	-
Warrants and options outstanding at July 31, 2008	2,015,000	$.62	3.54	$54
Options granted	1,400,000	.50	-	-
Options exercised	(150,000)	.39	-	-
Options expired	(150,000)	.39	-	-
Warrants and options outstanding at July 31, 2009	3,115,000	$.59	3.36	$73
Warrants and options exercisable at July 31, 2009	2,152,500	$.61	1.41	$3

* 1,115,000 issued under 2006 Equity Incentive Plan.

Unvested stock option balances for non-employees at July 31, 2009, 2008 and 2007 are as follows:

	Number of	Weighted Average Exercise	Weighted average remaining contracted	Aggregate Intrinsic
	Options	price	term (years)	value
Outstanding at July 31, 2006	-	$-	-	$-
Options granted	-	-	-	-
Options vested	-	-	-	-
Outstanding at July 31, 2007	-	$-	-	$-
Options granted	650,000	.63	-	-
Options vested	(195,000)	.63	-	-
Unvested options outstanding at July 31, 2008	455,000	.63	4.49	$3
Options granted	1,275,000	.49
Options vested	(767,500)	.51	-	-
Unvested options outstanding at July 31, 2009	962,500	$.54	4.88	$70

The impact on the Company’s results of operations of recording equity based compensation for the fiscal years ended July 31, 2009, 2008 and 2007, for employees and non-employees was approximately $894, $987 and $492 and reduced earnings per share by $0.01, $0.01 and $0.00 per basic and diluted share, respectively.  The Company has not recognized any tax benefit or expense for the fiscal years ended July 31, 2009, 2008 and 2007, related to these items due to the Company’s net operating losses and corresponding valuation allowance within the U.S. (See Note 22).

As of July 31, 2009, 2008 and 2007, there was approximately $792, $686 and $53, respectively, of unrecognized equity based compensation cost related to options granted to executives and employees which have not yet vested.

Reclassifications

Certain items in these financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s results of operations, stockholders’ equity or cash flows.

Net Loss Per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants, which amounted to 25,035,542 shares, is excluded from the calculation of diluted net loss per share for the fiscal year ended July 31, 2007 since its effect would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and marketable securities. The Company maintains cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $200,000 at times during the year.

Accounting for Derivatives and Hedging Activities

The Company entered into two identically structured derivative contracts with Standard Bank in March 2006.  Each derivative consisted of a series of forward sales of gold and a purchase gold cap.  The Company agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010.  The Company also agreed to a purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce.  Although these contracts were not designated as hedging derivatives, they served an economic purpose of protecting the company from the effects of a decline in gold prices.  Because they were not designated as hedges, however, special hedge accounting does not apply.  Derivative results were simply marked to market through earnings, with these effects recorded in other income or other expense, as appropriate under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

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

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of FAS 157 in an inactive market. The intent of FSP FAS 157-3 is to provide guidance on how the fair value of a financial asset is to be determined when the market for that financial asset is inactive. FSP FAS 157-3 states that determining fair value in an inactive market depends on the facts and circumstances requires the use of significant judgment and, in some cases, observable inputs may require significant adjustment based on unobservable data. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when determining fair value of an asset in an inactive market. FSP FAS 157-3 was effective upon issuance. The Company has incorporated the principles of FSP FAS 157-3 in determining the fair value of financial assets when the market for those assets is not active.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at July 31, 2009 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,334	$3,334	$-	$-
Marketable securities	35	35	-	-
	$3,369	$3,369	$-	$-
Liabilities:
Interest rate swap	193	-	193	-
	$193	$-	$193	$-

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

Subsequent Events

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 165 “Subsequent Events” (“FAS 165”) which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the provisions of FAS 165 for the interim period ended June 30, 2009. The adoption of FAS 165 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Variable Interest Entities

In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which requires an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. FAS 167 also amends FIN 46(R) to require ongoing reassessments of the primary beneficiary of a VIE. The provisions of FAS 167 are effective for the Company’s fiscal year beginning January 1, 2010. The Company currently accounts for Caborca Industrial (“CI”) as a VIE and is evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations and cash flows.

The Accounting Standards Codification

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“FAS 168” or “the Codification”).  FAS 168 will become the source of authoritative U.S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  FAS 168 is effective for the Company’s interim quarterly period beginning after September 15, 2009. The Company does not expect the adoption of FAS 168 to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

	(in thousands)
	July 31, 2009	July 31, 2008
Marketable equity securities, at cost	$50	$50
Marketable equity securities, at fair value (See Notes 12 & 14)	$35	$65

NOTE 4 – Material and Supplies Inventories

	(in thousands)
	July 31, 2009	July 31, 2008
Materials, supplies and other	$1,381	$937
Total	$1,381	$937

NOTE 5 - Ore on Leach Pads and Inventories (“In-Process Inventory”)

	(in thousands)
	July 31, 2009	July 31, 2008
Ore on leach pads	$20,024	$12,176
Total	$20,024	$12,176

Costs that are incurred in or benefit the productive process are accumulated as ore on leach pads and inventories. Ore on leach pads and inventories are carried at the lower of average cost or market. The current portion of ore on leach pads and inventories is determined based on the amounts to be processed within the next 12 months.

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific processing facility, but include leach in-circuit, flotation and column cells and carbon in-pulp inventories. In-process material are measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines and/or leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

NOTE 6 – Deposits

Deposits are classified as current assets and represent payments made on mining equipment for the Company’s El Chanate Project in Sonora, Mexico. Deposits are summarized as follows:

	(in thousands)
	July 31, 2009	July 31, 2008
Equipment deposits	$26	$9
Total Deposits	$26	$9

NOTE 7 – Other Current Assets

Other current assets consist of the following:

	(in thousands)
	July 31, 2009	July 31, 2008
Value added tax to be refunded	$1,032	$425
Other	10	65
Total Other Current Assets	$1,042	$490

NOTE 8 – Property and Equipment

Property and Equipment consist of the following:

	(in thousands)
	July 31, 2009	July 31, 2008
Process equipment and facilities	$26,477	$21,693
Mining equipment	2,248	974
Mineral properties	175	141
Construction in progress	70	1,277
Computer and office equipment	389	316
Improvements	16	16
Furniture	47	38
Total	29,422	24,455
Less: accumulated depreciation	(7,005)	(3,537)
Property and equipment, net	$22,417	$20,918

Depreciation expense for the fiscal years ended July 31, 2009, 2008 and 2007 was approximately $3,468, $2,779 and $720, respectively.

NOTE 9 - Intangible Assets

Intangible assets consist of the following:

	(in thousands)
	July 31, 2009	July 31, 2008
Repurchase of Net Profits Interest	$500	$500
Water Rights	241	134
Reforestation fee	73	-
Mobilization Payment to Mineral Contractor	70	70
Investment in Right of Way	18	18
Total	902	722
Accumulated Amortization	(584)	(541)
Intangible assets, net	$318	$181

Purchased intangible assets consisting of rights of way, water rights, easements, net profit interests, etc. are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the UOP method. It is the Company’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with SFAS 144. There was no impairment at July 31, 2009.

On September 13, 2006, the Company repurchased the 5% net profits interest formerly held by Grupo Minera FG (“FG”), and subsequently acquired by Daniel Gutierrez Cibrian, with respect to the operations at the El Chanate mine. That net profits interest had originally been granted to FG in connection with the April 2004 termination of the joint venture agreement between FG and MSR, the Company’s wholly owned Mexican subsidiary.  FG also received a right of first refusal to carry out the work and render construction services required to effectuate the El Chanate Project.  This right of first refusal is not applicable where a funding source for the project determines that others should render such works or services.  FG has assigned or otherwise transferred to MSR all permits, licenses, consents and authorizations (collectively, “authorizations”) for which FG had obtained in its name in connection with the development of the El Chanate Project to the extent that the authorizations are assignable.  To the extent that the authorizations are not assignable or otherwise transferable, FG has given its consent for the authorizations to be cancelled so that they can be re-issued or re-granted in MSR’s name.  The foregoing has been completed.  The purchase price for the buyback of the net profits interest was $500, and was structured as part of the project costs financed by the loan agreement with Standard Bank. (See Note 17). Mr. Cibrian retained a 1% net profits interest in MSR, payable only after a total US $20 million in net profits has been generated from operations at El Chanate.  The Company recorded this transaction on its balance sheet as an intangible asset under guidance provided by FAS 142 – Goodwill and Other Intangible Assets to be amortized over the period of which the asset is expected to contribute directly or indirectly to the Company’s cash flow.  On March 23, 2007, the Company reacquired the remaining 1% net profits interest (see Note 18).

The Right of Way, Water Rights, Reforestation Fee and the Mobilization Payment were recorded at cost and are being amortized using the units of production method.  Amortization expense for the year ended July 31, 2009, 2008 and 2007 was approximately $43, $530 and $7, respectively.  The net profits interest from FG was fully amortized as of July 31, 2008.

NOTE 10 - Mining Concessions

Mining concessions consists of the following:

	(in thousands)
	July 31, 2009	July 31, 2008
El Chanate	$45	$45
El Charro	25	25
Total	70	70
Less: accumulated amortization	(19)	(11)
Total	$51	$59

The El Chanate concessions are carried at historical cost and are being amortized using the units of production method. They were acquired in connection with the purchase of the stock of Minera Chanate (see Note 1).   Amortization expense for the years ended July 31, 2009, 2008 and 2007 was approximately $8, $8 and $3, respectively.

MSR acquired an additional mining concession – El Charro. El Charro lies within the current El Chanate property boundaries. MSR is required to pay 1 1/2% net smelter royalty in connection with the El Charro concession.

NOTE 11 - Loans Receivable - Affiliate

Loans receivable - affiliate consist of expense reimbursements due from a publicly-owned corporation in which the Company has an investment. The Company's chairman of the board of directors and chief executive officer was an officer and director of that corporation. On March 10, 2008, the Company’s chairman of the board of directors resigned as both an officer and director of this corporation.  These loans are non-interest bearing and due on demand (see Note 3 & 14).

NOTE 12 - Reclamations and Remediation Liabilities (“Asset Retirement Obligations”)

The Company includes environmental and reclamation costs on an ongoing basis, in our internal revenue and cost projections.  No assurance can be given that environmental regulations will not be changed in a manner that would adversely affect the Company’s planned operations.  As of July 31, 2009, we estimated the reclamation costs for the El Chanate site to be approximately $2,950.  Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs.  The Asset Retirement Obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the Asset Retirement Obligation at each mine site.  The Company reviewed the estimated present value of the El Chanate mine reclamation and closure costs as of July 31, 2009.  As of July 31, 2009 and 2008, approximately $1,594 and $1,666, respectively, was accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

The following is a reconciliation of the liability for long-term Asset Retirement Obligations for the years ended July 31, 2009 and 2008:

(in thousands)

Balance as of July 31, 2007	$1,249
Additions, changes in estimates and other	293
Liabilities settled	-
Accretion expense	124
Balance as of July 31, 2008	$1,666
Additions, changes in estimates and other	(184)
Liabilities settled	(44)
Accretion expense	156
Balance as of July 31, 2009	$1,594

NOTE 13 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) consists of foreign translation gains and losses, unrealized gains and losses on marketable securities and fair value changes on derivative instruments and is summarized as follows:

	Foreign currency items	Unrealized gain (loss) on securities	Change in fair value on interest rate swaps	Accumulated other comprehensive income

Balance as of July 31, 2006	$106	$40	$-	$146
Income (loss)	(47)	-	205	158
Balance as of July 31, 2007	$59	$40	$205	$304
Income (loss)	622	(25)	(141)	456
Balance as of July 31, 2008	681	15	64	760
Income (loss)	(2,731)	(30)	23	(2,738)
Balance as of July 31, 2009	$(2,050)	$(15)	$87	$(1,978)

The Company has not recognized any income tax benefit or expense associated with other comprehensive income items for the years ended July 31, 2009, 2008 and 2007.

NOTE 14 - Related Party Transactions

In August 2002, the Company purchased marketable equity securities of a related company. The Company recorded approximately $6, $6 and $9 in expense reimbursements including office rent from this entity for the years ended July 31, 2009, 2008 and 2007, respectively (see Notes 3 and 11).

The Company utilizes Caborca Industrial, a Mexican corporation that is 100% owned by Gifford A. Dieterle, the Company’s Chief Executive Officer, and Jeffrey W. Pritchard, the Company’s former Executive Vice President, for mining support services. These services include but are not limited to the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at slightly above cost. Mining expenses charged by Caborca Industrial and eliminated upon consolidation amounted to approximately $4,767, $3,775 and $702 for the year ended July 31, 2009, 2008 and 2007, respectively.

During the years ended July 31, 2009, 2008 and 2007, the Company paid Jack Everett, its former Vice President Exploration and Director, consulting fees of $0, $100 and $0, respectively.  In addition, this individual earned wages of $120 during the years ended July 31, 2007.  During the years ended July 31, 2009, 2008 and 2007, the Company paid Robert Roningen, a director, legal and consulting fees of $8, $35 and $24, respectively.

NOTE 15 - Stockholders' Equity

Common Stock

At various stages in the Company’s development, shares of the Company’s common stock has been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of services provided or property received.

The Company issued 1,150,000 shares of common stock and 12,600,000 common stock purchase warrants to Standard Bank as part of a commitment fee to entering into the credit facility on August 15, 2006, with its wholly-owned subsidiaries MSR and Oro.  The Company recorded the issuance of the 1,150,000 shares of common stock and 12,600,000 warrants as deferred financing costs of approximately $351 and $3,314, respectively, as a reduction of stockholders' equity on the Company's balance sheet. The issuance of 1,150,000 shares was recorded at the fair market value of the Company's common stock at the closing date or $0.305 per share.  The warrants were valued at approximately $3,314 using the Black-Scholes option pricing model and were reflected as deferred financing costs as a reduction of stockholders' equity on the Company’s balance sheet (See Note 17).  The balance of deferred financing costs, net of amortization, as of July 31, 2009 and 2008, as a reduction of stockholders' equity, was approximately $1,808 and $2,611.  Amortization expense for the years ended July 31, 2009, 2008 and 2007, was approximately $803, $930 and $750, respectively.

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

The Company also received proceeds of approximately $319, $7,473 and $5,643 during the years ended July 31, 2009, 2008 and 2007, from the exercising of an aggregate of 855,729, 22,994,178 and 22,203,909 of warrants and options, respectively, issued to investors in past private placements, to officers and directors as well as to outside parties for services rendered.

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

During the year ended July 31, 2009, the Company issued 222,500 restricted shares to employees  under its 2006 Equity Incentive Plan. The restricted shares granted vested immediately.  The fair value of the Company’s stock ranged from $0.34 to $0.52 on the date of grant resulting in the Company recording approximately $113 in equity compensation expense.

Recapitalization

In February 2007, the Company's Certificate of Incorporation was amended to increase the Company's authorized shares of capital stock from 200,000,000 to 250,000,000 shares.  In January 2008, the Company amended its Certificate of Incorporation to increase the Company’s authorized shares of capital stock from 250,000,000 to 300,000,000 shares.

Stock Split

In September 2008, our Board of Directors (the "Board") recommended to our stockholders a proposal to effect a reverse stock split of all outstanding shares of our Common Stock in an amount which our Board of Directors deems appropriate to result in a sustained per share market price above $2.00 per share, to be at a ratio of not less than one-for-four and not more than one-for-six (the "Reverse Stock Split").  In conjunction with the Reverse Stock Split, our Board has approved and is recommending to our stockholders a proposal to effect a reduction in the number of shares of Common Stock authorized for issuance and an increase in the par value thereof in proportion to the Reverse Stock Split.  Our stockholders subsequently approved the reverse stock split in October 2008.  We will not issue fractional shares in connection with the Reverse Stock Split. Any fractional shares that result from the Reverse Stock Split will be rounded up to the next whole share.  However, if the Board determines that effecting these capitalization changes would not be in the best interests of our stockholders, the Board can determine not to effect any or all of the changes.  As of July 31, 2009, the board of directors has not affected a capitalization change.

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

On June 13, 2007, the Company issued two year options to purchase the Company’s common stock at an exercise price of $0.384 per share to the Company’s CFO.  These options are for the purchase of 500,000 shares and were issued under the 2006 Equity Incentive Plan.  The Company utilized the Black-Scholes Method to fair value these options and recorded approximately $65 as equity based compensation expense.  The grant date fair value of each stock option was $0.13.

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

On December 20 2007,  at the recommendation of the Compensation Committee of the Board of Directors, the Company’s executive officers, directors and employees, Gifford Dieterle, John Brownlie, Christopher Chipman, Jeffrey Pritchard, Scott Hazlitt, Ian Shaw, John Postle, Mark Nesbitt, Roger Newell, Robert Roningen, and employees were granted 500,000, 500,000, 500,000, 500,000, 350,000, 150,000, 150,000, 150,000, 100,000, 100,000 and 150,000 stock options, respectively, aggregating 3,150,000 stock options under our 2006 Equity Incentive Plan. The stock options have a term of seven years and vest as follows: 20% vested upon issuance and the balance vest 20% annually thereafter. The exercise price of the stock options is $0.63 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  The Company utilized the Black-Scholes method to fair value the 3,150,000 options received by these individuals totaling $1,060.  For the fiscal year ended July 31, 2008, the Company recorded approximately $375 in equity compensation expense on the vested portion of these stock options. The grant date fair value of each stock option was $0.34.

On July 17, 2008, the Company closed in escrow pending execution of Mexican collateral documents and certain other ministerial matters an Amended And Restated Credit Agreement (the “Credit Agreement”) involving our wholly-owned Mexican subsidiaries Minera Santa Rita S. de R.L. de C.V. (“MSR”) and Oro de Altar S. de R.L. de C.V. (“Oro”), as borrowers (“Borrowers”), the Company, as guarantor, and Standard Bank, as the lender. Pursuant to the Credit Agreement, the Company agreed to issue to Standard Bank a two year warrant to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $0.852 per share.  The warrants were valued at approximately $103 using the Black-Scholes option pricing model and were reflected as deferred financing costs as a reduction of stockholders' equity on the Company’s balance sheet as of July 31, 2008 (See Note 17).  The grant date fair value of each stock warrant was $0.17.

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

On December 3, 2008, the Company issued stock options with a two year term to purchase the Company’s common stock at an exercise price of $0.35 per share to its then securities counsel.  These options are for the purchase of 25,000 shares.  The Company utilized the Black-Scholes Method to fair value the 25,000 options received by these individuals and recorded approximately $4 as equity based compensation expense.  The grant date fair value of each stock option was $0.16.

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

On July 23, 2009, at the recommendation of the Compensation Committee and upon approval by the Board of Directors, the Company amended the 2006 Equity Incentive Plan to provide for cashless exercises of options by participants under the Plan.  Payment of the option exercise price may now be made (i) in cash or by check payable to the Company, (ii) in shares of Common Stock duly owned by the option holder (and for which the option holder has good title free and clear of any liens and encumbrances), valued at the fair market value on the date of exercise, or (iii) by delivery back to the Company from the shares acquired on exercise of the number of shares of common stock equal to the exercise price, valued at the fair market value on the date of exercise. Previously, the exercise price of an option must have been paid in cash.  No options may be granted under the Plan after the tenth anniversary of its effective date.  Unless the Board determines otherwise, there are certain continuous service requirements and the options are not transferable.

The Plan provides the Board with the general power to amend the Plan, or any portion thereof at any time in any respect without the approval of the Company’s stockholders, provided however, that the stockholders must approve any amendment which increases the fixed maximum percentage of shares of common stock issuable pursuant to the Plan, reduces the exercise price of an Award held by a director, officer or ten percent stockholder or extends the term of an Award held by a director, officer or ten percent stockholder.  Notwithstanding the foregoing, stockholder approval may still be necessary to satisfy the requirements of Section 422 of the Code, Rule 16b-3 of the Securities Exchange Act of 1934, as amended or any applicable stock exchange listing requirements. The Board may amend the Plan in any respect it deems necessary or advisable to provide eligible employees with the maximum benefits provided or to be provided under the provisions of the Code and the regulations promulgated thereunder relating to Incentive Stock Options and/or to bring the Plan and/or Incentive Stock Options granted under it into compliance therewith.  Rights under any Award granted before amendment of the Plan cannot be impaired by any amendment of the Plan unless the Participant consents in writing.  The Board is empowered to amend the terms of any one or more Awards; provided, however, that the rights under any Award shall not be impaired by any such amendment unless the applicable Participant consents in writing and further provided that the Board cannot amend the exercise price of an option, the Fair Market Value of an Award or extend the term of an option or Award without obtaining the approval of the stockholders if required by the rules of the Toronto Stock Exchange or any stock exchange upon which the common stock is listed.

Information  regarding the options approved by the Compensation Committee under the Equity Incentive Plan for the fiscal years ended July 31, 2009, 2008 and 2007 is summarized below:

	2007			2008			2009
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding beginning at year	-	$-	$-	1,050,000	$0.36-0.45	$0.38	4,665,000	$0.36-0.45	$0.38
Granted	1,050,000	0.36-0.45	$0.38	3,615,000	0.38-0.63	$0.61	2,400,000	0.35-0.65	$0.50
Canceled	-	-	-	-	-	-	(344,271)	-	-
Exercised	-	-	-	-	-	-	(705,729)	-	-
Outstanding end of year	1,050,000	$0.36-0.45	$0.38	4,665,000	$0.36-0.63	$0.56	6,015,000	$0.35-0.65	$0.56
Exercisable	1,050,000	$0.36-0.45	$0.38	3,360,000	$0.36-0.63	$0.54	3,902,500	$0.35-0.65	$0.60
Weighted average remaining contractual life (years)	1-2 years	-	-	5-6 years	-	-	4-5 years	-	-
Available for future grants	8,450,000	-	-	3,225,000	-	-	602,500	-	-

Restricted stock awards granted by the Compensation Committee under the Equity Incentive Plan for the fiscal years ended July 31, 2009, 2008 and 2007, were 222,500, 500,000 and 1,610,000 shares, respectively.

NOTE 16 - Debt

Long term debt consists of the following:	(in thousands)

	July 31, 2009	July 31, 2008

Total long-term debt	$8,000	$12,500

Less current portion	3,600	4,125

Long-term debt	$4,400	$8,375

In September 2008, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) involving our wholly owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), the Company, as guarantor, and Standard Bank, as the lender. The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006 (the “Original Agreement”).  Under the Original Agreement, MSR and Oro borrowed money in an aggregate principal amount of up to US$12,500 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico.  The Company guaranteed the repayment of the Term Loan and the performance of the obligations under the Credit Agreement.  As of July 31, 2009 and 2008, the accrued interest on this facility was approximately $21 and $72, respectively.

The Credit Agreement also established a new senior secured revolving credit facility that permits the Borrowers to borrow up to $5,000 during the one year period after the closing of the Credit Agreement.  Term Loan principal shall be repaid quarterly commencing on September 30, 2008 and consists of four payments in the amount of $1,125, followed by eight payments in the amount of $900 and two final payments in the amount of $400.  There is no prepayment fee.  There was no amount outstanding on the revolving credit facility as of July 31, 2009.  Principal under the Term Loan and the credit facility shall bear interest at a rate per annum equal to the LIBO Rate plus 2.5% and 2.0% per annum, respectively.

The Credit Facility contains covenants customary for a term note, including but not limited to restrictions (subject to certain exceptions) on incurring additional debt, creating liens on its property, declaring or paying dividends, disposing of any assets, merging with other companies and making any investments.  The Company is required to meet and maintain certain financial covenants, including (i) a ratio of current assets to current liabilities at all times greater than or equal to 1.20:1.00, (ii) a quarterly minimum tangible net worth at all times of at least U.S.$15,000, and (iii) a quarterly average minimum liquidity of U.S.$500.

As of July 31, 2009, the Company and its related entities were in compliance with all debt covenants and default provisions.  The accounts of Caborca Industrial are not subject to the debt covenants and default provisions.

The Term Loan and credit facility is secured by all of the tangible and intangible assets and property owned by MSR and Oro.  As additional collateral for the Loan, the Company, together with its subsidiary, Leadville Mining & Milling Holding Corporation, has pledged all of its ownership interest in MSR and Oro.

In March 2006, the Company entered into a gold price protection arrangement to protect it against future fluctuations in the price of gold and interest rate swap agreements in October 2006 in accordance with the terms of the credit arrangements with Standard Bank (See Note 19 for more details on these transactions).

Future principal payments on the term loan are as follows (in thousands):

Fiscal Years Ending July 31,

2010	$3,600
2011	3,600
2012	800
$8,000

NOTE 17 – Mining, Engineering and Supply Contracts

In early December 2005, the Company’s wholly-owned Mexican subsidiary, MSR, which holds the rights to develop and mine El Chanate Project, entered into a Mining Contract with a Mexican mining contractor, Sinergia Obras Civiles y Mineras, S.A. de C.V, ("Sinergia"). The Mining Contract becomes effective if and when MSR sends the Contractor a formal "Notice of Award".

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

Pursuant to the Mining Contract, Sinergia, using its own equipment, generally is performing all of the mining work (other than crushing) at the El Chanate Project for the life of the mine.  MSR delivered to the Contractor a mobilization payment of $70 and the advance payment of $520.  The advance payments are recoverable by MSR out of 100% of subsequent payments due to Sinergia under the Mining Contract.  Pursuant to the Mining Contract, upon termination, Sinergia would be obligated to repay any portion of the advance payment that had not yet been recouped.  Sinergia’s mining rates are subject to escalation on an annual basis.  This escalation is tied to the percentage escalation in Sinergia’s costs for various parts for its equipment, interest rates and labor.  One of the principals of Sinergia is one of the former principals of FG.  FG was the Company’s former joint venture partner.  As of July 31, 2008, the entire advance payment was recovered by MSR.

On March 23, 2007, the Company reacquired the remaining 1% net profits interest in its Mexican affiliate, MSR from one of the successors to FG (“FG’s Successor”). When the joint venture was terminated in March 2004, FG received, among other things, a participation certificate entitling it to receive 5% of the annual dividends of MSR, when declared. The participation certificate also gave FG the right to participate, but not to vote, in the meetings of MSR’s Board of Managers, Technical Committee and Partners. In August 2006, the Company repurchased the participation certificate from FG’s Successor for $500 with FG’s Successor retaining a 1% net profits interest in MSR, payable only after a total $20 million in net profits has been generated from operations at El Chanate. The Company reacquired the remaining 1% net profits interest in consideration of its advancing $319 to Sinergia under the Mining Contract. FG’s Successor is a principal of Sinergia.  As of July 31, 2008, the entire advance was recovered.

NOTE 18 - Employee and Consulting Agreements

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

On May 12, 2006, the Company entered into an employment agreement with John Brownlie, pursuant to which Mr. Brownlie originally served as Vice President Operations.  Mr. Brownlie became our Chief Operating Officer in February 2007.  Mr. Brownlie serves as Vice President Operations. Mr. Brownlie receives a base annual salary of $150 and is entitled to annual bonuses. Upon his employment, he received options to purchase an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $.32 per share. 50,000 options vested immediately and the balance vest upon the Company achieving "Economic Completion" as that term is defined in the Standard Bank Credit Facility (when the Company has commenced mining operations and has been operating at anticipated capacity for 60 to 90 days). The term of the options is two years from the date of vesting. The agreement runs for an initial two year period, and automatically renews thereafter for additional one year periods unless terminated by either party within 30 days of a renewal date. The Company can terminate the agreement for cause or upon 30 days notice without cause. Mr. Brownlie can terminate the agreement upon 60 days notice without cause or, if there is a breach of the agreement by the Company that is not timely cured, upon 30 days notice. In the event that the Company terminates him without cause or he terminates due to the Company’s breach, he will be entitled to certain severance payments. The Company utilized the Black-Scholes method to fair value the 200,000 options received by Mr. Brownlie. The Company recorded approximately $70 as deferred compensation expense as of the date of the agreement and recorded the vested portion or $18 as stock based compensation expense for the year ended July 31, 2006.

As discussed below, these agreements have been amended to provide for salary increases and other items.

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

On November 1, 2008, The Company entered into an Engagement Agreement with J. Scott Hazlitt, our Vice President of Mine Development.  The agreement supersedes a January 1, 2007 employment agreement between us and Mr. Hazlitt.  Pursuant to the Engagement Agreement, Mr. Hazlitt serves as our Vice President of Mine Development and receives a base annual fee of at least $155 and is entitled to annual bonuses.  The Engagement Agreement runs through August 31, 2009, and automatically renews thereafter for additional one year periods unless terminated by either party within 30 days of a renewal date. The Company can terminate the agreement for cause or upon 30 days notice without cause. Mr. Hazlitt can terminate the agreement upon 60 days notice without cause or, if there is a breach of the agreement by us that is not timely cured, upon 30 days notice. In the event that the Company terminates him without cause or he terminates due to our breach, he will be entitled to certain termination payments. The Company previously entered into a change of control agreement with Mr. Hazlitt similar to the agreements entered into with our other executive officers.

On January 20, 2009, at the recommendation of the Compensation Committee and upon approval by the Board of Directors, effective as of January 1, 2009, the Company entered into (i) amended and restated employment agreements with Gifford Dieterle, President and Treasurer, and Jeffrey Pritchard, Executive Vice President and (ii) amended and restated engagement agreements with Christopher Chipman, Chief Financial Officer, John Brownlie, Chief Operating Officer, and Scott Hazlitt, Vice President of Mine Development (collectively, the “Amended Agreements”).

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

NOTE 19 - Sales Contracts, Commodity and Financial Instruments

Gold Price Protection Agreement

In March 2006, in conjunction with the Company’s credit facility, the Company entered into two identically structured derivative contracts with Standard Bank (See Note 16).  Both derivatives consisted of a series of forward sales of gold and a purchase gold cap.  Under these contracts, the Company agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010.  The Company also agreed to purchase gold caps.  The caps allow the Company to buy gold at a price of $535 per ounce covering the same volume and horizon as the forward sales.  This combination of forward sales with purchased call options synthesizes a put position, which, in turn, serves to put a floor on the Company’s sales price.

On February 24, 2009, the Company settled with Standard Bank, the remaining 58,233 ounces of gold under the original Gold Price Protection arrangements entered into in March 2006. The purpose of these arrangements at the time was to protect the Company in the event the gold price dropped below $500 per ounce. Total remuneration to unwind these arrangements was approximately $1,906. In conjunction with the settlement of the gold price protection agreement, the Company incurred an Other Expense of approximately $1,391 during the year ended July 31, 2009.

Prior to unwinding these arrangements, the volume of these derivative positions represented about 44% and 86% of sales during the year ended July 31, 2009 and 2008, respectively, such that these derivative positions mitigate the Company’s gold price risk, rather than eliminate or reverse the natural exposure of the Company.

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

The following is a reconciliation of the derivative contracts regarding the Company’s Gold Price Protection agreement:

(in thousands)
Asset balance as of July 31, 2006	$(218)
Loss on change in fair value of derivative	1,226
Net cash settlements	(460)
Liability balance as of July 31, 2007	$548
Loss on change in fair value of derivative	1,356
Net cash settlements	(1,166)
Liability balance as of July 31, 2008	$738
Loss on change in fair value of derivative	1,975
Net cash settlements	(2,713)
Liability balance as of July 31, 2009	$-

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

The interest rate swap agreements are accounted for as cash flow hedges, whereby “effective” hedge gains or losses are initially recorded in other comprehensive income (“OCI”) and later reclassified to the interest expense component of earnings coincidently with the earnings impact of the interest expenses being hedged.  “Ineffective” hedge results are immediately recorded in earnings also under interest expense.  No component of hedge results will be excluded from the assessment of hedge effectiveness.  The amount expected to be reclassified from other comprehensive income to earnings during the year ending July 31, 2010 from these two swaps was determined to be immaterial.

The following is a reconciliation of the derivative contract regarding the Company’s Interest Rate Swap agreement:

(in thousands)
Balance as of July 31, 2006	$-
Change in fair value of swap agreement	48
Interest expense (income)	-
Net cash settlements	-
Liability balance as of July 31, 2007	$48
Change in fair value of swap agreement	141
Interest expense (income)	78
Net cash settlements	(75)
Liability balance as of July 31, 2008	$192
Change in fair value of swap agreement	130
Interest expense (income)	50
Net cash settlements	(179)
Liability balance as of July 31, 2009	$193

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

The Effect of Derivative Instruments on the Statement of Financial Performance (in thousands):

Quarter Ended	Derivatives in Cash Flow Hedging Relationships	Effective Results Recognized in OCI	Location of Results Reclassifed from AOCI to Earnings	Amount Reclassified from AOCI to Income	Ineffective Results Recognized in Earnings	Location of Ineffective Results
10/31/07	Interest Rate contracts	$(66)	Interest Income (Expense)	-		N/A
1/31/08	Interest Rate contracts	$(201)	Interest Income (Expense)	(5)	-	N/A
4/30/08	Interest Rate contracts	$28	Interest Income (Expense)	(24)	-	N/A
7/31/08	Interest Rate contracts	$19	Interest Income (Expense)	(49)	-	N/A
10/31/08	Interest Rate contracts	$(38)	Interest Income (Expense)	(38)	-	N/A
1/31/09	Interest Rate contracts	$(95)	Interest Income (Expense)	(35)	-	N/A
4/30/09	Interest Rate contracts	$(16)	Interest Income (Expense)	(55)	-	N/A
7/31/09	Interest Rate contracts	$(19)	Interest Income (Expense)	(55)	-	N/A

Quarter Ended	Derivatives Not Designated in Hedging Relationships	Location of Results	Amount of Gain (Loss)
10/31/07	Gold contracts	Other Income (Expense)	$(358)
1/31/08	Gold contracts	Other Income (Expense)	$(345)
4/30/08	Gold contracts	Other Income (Expense)	$(337)
7/31/08	Gold contracts	Other Income (Expense)	$(319)
10/31/08	Gold contracts	Other Income (Expense)	$(304)
1/31/09	Gold contracts	Other Income (Expense)	$(274)
4/30/09	Gold contracts	Other Income (Expense)	$-
7/31/09	Gold contracts	Other Income (Expense)	$-

Fair Value of Derivative Instruments in a Statement of Financial Position and the Effect of Derivative Instruments on the Statement of Financial Performance (in thousands):

	Liability Derivatives
	Balance Sheet Location	Fair Values
October 31, 2007
Derivatives designated as hedging instruments
Interest rate derivatives	Other Liabilities	$115
Derivatives designated as non-hedging instruments
Gold derivatives	Other Liabilities	$613

January 31, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Other Liabilities	$313
Derivatives designated as non-hedging instruments
Gold derivatives	Other Liabilities	$660

April 30, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Other Liabilities	$274
Derivatives designated as non-hedging instruments
Gold derivatives	Other Liabilities	$702

July 31, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Other Liabilities	$192
Derivatives designated as non-hedging instruments
Gold derivatives	Other Liabilities	$738

	Liability Derivatives
October 31, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$199
Derivatives designated as non- hedging instruments
Gold derivatives	Current Liabilities	$734

	Liability Derivatives
January 31, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$268
Derivatives designated as non-hedging instruments
Gold derivatives	Current Liabilities	$719

	Liability Derivatives
April 30, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$228

	Liability Derivatives
July 31, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$193

NOTE 20 – Accrued Expenses

Accrued expenses at July 31, 2009 and 2008 consists of the following:

	(in thousands)
	July 31,
	2009	2008
Net profit interest	$-	$753
Net smelter return	212	189
Mining contract	30	193
Income tax payable	507	777
Utilities	128	110
Interest	21	72
Legal and professional	125	80
Salaries, wages and related benefits (Mexico)	533	334
Other liabilities	77	165
	$1,633	$2,673

NOTE 21 - Income Taxes

The Company’s income tax (expense) benefit consisted of:

	(in thousands)
	July 31, 2009	July 31, 2008	July 31, 2007
Current:
United States	$-	$-	$-
Foreign	(3,909)	(2,111)	-
	(3,909)	(2,111)	-
Deferred:
United States	-	-	-
Foreign	(1,633)	(1,396)	-
	(1,633)	(1,396)	-
Total	$(5,542)	$(3,507)	$-

The Company’s income (loss) from operations before income tax consisted of:

	(in thousands)
	July 31, 2009	July 31, 2008	July 31, 2007

United States	$(6,631)	$(6,556)	$(5,514)
Foreign	22,580	16,427	(1,958)
Total	$15,949	$9,871	$(7,472)

The Company’s income tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	(in thousands)
	July 31, 2009	July 31, 2008	July 31, 2007

Income (loss) before income tax	$15,949	$9,871	$(7,472)
US statutory corporate income tax rate	34%	34%	34%
Income tax (expense) benefit computed at US statutory corporate income tax rate	(5,423)	(3,356)	2,540
Reconciling items:
Change in valuation allowance on deferred tax assets	(1,474)	(1,137)	(2,540)
Difference in foreign tax	1,355	986	-
Income tax expense	$(5,542)	$(3,507)	$-

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	(in thousands)
	July 31, 2009	July 31, 2008	July 31, 2007
Net deferred income tax assets, non current:
Remediation and reclamation costs	$(44)	$(29)	$-
Net operating losses	11,888	9,334	8,197
Depreciation and amortization	76	602	-
	$11,920	$9,907	$8,197
Valuation allowances	(11,888)	(9,334)	(8,197)
	$32	$573	$-

Net deferred income tax liabilities, current:
Depreciation and amortization	$-	$12	$-
Foreign currency exchange	(5)	2	-
Inventory valuation	(3,846)	(1,925)	-
Accounts receivable	(567)	(413)	-
Other	185	261	-
	$(4,233)	$(2,063)	$-

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

Companies are required to prepay income taxes on a monthly basis based on the greater of the flat tax or regular income tax as calculated for each monthly period.  Annualized income projections indicate that the Company will not be liable for any excess flat tax for calendar year 2009 and, accordingly, has recorded a Mexican income tax provision as of July 31, 2009.

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

For income tax purposes in the United States, the Company had available net operating loss carryforwards ("NOL") as of July 31, 2009, 2008 and 2007 of approximately $27,912, $22,179 and $17,464, respectively to reduce future federal taxable income. If any of the NOL's are not utilized, they will expire at various dates through 2028. There may be certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership.

NOTE 22 - Commitments and Contingencies

Lease Commitments

The Company occupies office space in New York City under a non-cancelable escalating operating lease that commenced on September 1, 2007 and terminates on August 31, 2012. In addition to base rent, the lease calls for payment of utilities and other occupancy costs.  The Company also occupies office space in Caborca, Sonora, Mexico that commenced on March 2, 2009 and terminates on March 1, 2013. The Company leased 12 mining concessions totaling 1,790 hectares located northwest of Saric, Sonora, Mexico.  These concessions are about a sixty mile drive northeast of the El Chanate project.  The lease agreement, which allows us to explore the property,  required an initial payment of $45 upon execution of the lease.  In addition, we are required to make ten payments of $25 every four months beginning six months after execution of the lease agreement. The agreement also contains an option for us to acquire the mining concessions for a cash payment of $1,500 at the end of the term or December 2010.  If we elect not to exercise this option, we would have the ability to mine the concessions but pay a 1% net smelter return capped at $3,000.  Prior payments made under this lease agreement would be deductible from the $3,000 cap.

Approximate future minimum payments under these operating leases are as follows (in thousands):

Fiscal Years Ending July 31,

2010	$247
2011	252
2012	231
2013	30
$760

Rent expense was approximately $155, $107 and $66 for the years ended July 31, 2009, 2008 and 2007, respectively.

Land Easement

On May 25, 2005, MSR entered into an agreement for an irrevocable access easement and an irrevocable fluids (electricity, gas, water and others) easement to land located at Altar, Sonora, Mexico. The term of the agreement is five years, extendable for 1-year additional terms, upon MSR’s request. The agreement would be suspended only by force majeure; and extendable for the duration of the suspension.  In consideration for these easements, $18 was paid upon the signing of the agreement and yearly advance payments equal to two annualized general minimum wages (365 X 2 general minimum wages) in force in Altar, Sonora, Mexico, are required. These yearly payments are to be made on September 1 of each year, using the minimum wage in effect on that day for the calculation of the amount payable. These payments are to be made for as long as the construction and production mining works and activities of MSR are being carried out, and are to cease as soon as such works and activities are permanently stopped.

El Charro

In May 2005, the Company acquired rights to the El Charro concession for approximately $20 and a royalty of 1.5% of net smelter return.  The Company acquired the El Charro concession because it contains a known gold occurance and is surrounded entirely by the Company’s other concessions.

NOTE 23 – Unaudited Supplementary Data

The following is a summary of selected fiscal quarterly financial information (unaudited and 000’s except per share data and price):

	2009
	Three Months Ended
	October 31	January 31	April 30	July 31
Revenues	$9,175	$11,369	$12,395	$9,818
Costs applicable to sales	$3,042	$3,655	$3,698	$3,488
Net income applicable to common shares	$1,936	$3,196	$2,554	$2,721
Net income per common share, basic	$0.01	$0.02	$0.01	$0.01
Net income per common share, diluted	$0.01	$0.02	$0.01	$0.01
Basic weighted-average shares outstanding	192,844	193,195	193,363	193,578
Diluted weighted-average shares outstanding	198,342	198,706	200,827	200,818
Closing price of common stock	$0.29	$0.63	$0.54	$0.61

	2008
	Three Months Ended
	October 31	January 31	April 30	July 31
Revenues	$6,526	$8,043	$8,730	$9,805
Costs applicable to sales	$2,204	$2,419	$2,717	$3,350
Net income applicable to common shares	$1,747	$2,126	$2,740	$(249)
Net income per common share, basic	$0.01	$0.01	$0.02	$0.00
Net income per common share, diluted	$0.01	$0.01	$0.01	$0.00
Basic weighted-average shares outstanding	170,855	174,765	175,645	175,040
Diluted weighted-average shares outstanding	192,998	196,191	197,239	195,469
Closing price of common stock	$0.63	$0.70	$0.65	$0.65

	2007
	Three Months Ended
	October 31	January 31	April 30	July 31
Revenues	$-	$-	$-	$-
Costs applicable to sales	$-	$-	$-	$-
Net loss applicable to common shares	$(1,161)	$(1,673)	$(2,649)	$(1,989)
Net loss per common share, basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Net income loss per common share, diluted(1)	$-	$-	$-	$-
Basic weighted-average shares outstanding	132,598	138,074	164,582	149,811
Diluted weighted-average shares outstanding(1)	-	-	-	-
Closing price of common stock	$0.31	$0.40	$0.41	$0.44
(1)	Net loss per common share, diluted and computation of diluted weighted average common shares was not included as their effect would have been anti-dilutive.

NOTE 24 – Subsequent Events

In August 2009, we initiated the construction of an additional leach pad area.  Permitting and site clearing has been completed and the construction contractor has begun earthworks. Golder Engineering of Tucson, Arizona will oversee construction activities and quality control and assurance for the project. The construction schedule anticipates that stacking ore on the new pad will commence in January 2010 and will cost approximately $3,300.  On October 1, 2009, the Company committed to the procurement of a new secondary crusher for the El Chanate mine.  The cost for this equipment is approximately $1,000 with one-third due upon execution of the sales order, one-third due in 30 days and one-third upon shipment.

On September 17, 2009, the Company’s senior secured revolving credit facility that permits the Borrowers to borrow up to $5,000 during the one year period after the closing of the Credit Agreement expired.  The Company had not drawn on this facility during the term period and determined that it was not cost beneficial to maintain the credit facility on a going forward basis.

On September 17, 2009, the Company terminated Jeffrey W. Pritchard as Executive Vice President and Secretary of the Company without cause pursuant to a restructuring of its corporate investor relations functions.  The termination was effective September 15, 2009.  Mr. Pritchard also resigned as a Director of the Company effective September 29, 2009.  As part of the settlement, Mr. Pritchard is to receive a lump sum payment of approximately $426, and an additional payment of approximately $65, if Mr. Pritchard fulfills certain terms of the termination agreement. Mr. Pritchard will be entitled to change in control benefits should the Company enter into a transaction on or before December 31, 2009 with certain entities that would result in a “Change in Control” as defined in his Change In Control Agreement with the Company. In addition, on September 17, 2009, the Company appointed Robert Roningen Secretary of the Company.  Mr. Roningen previously was Secretary of the Company from 2000 to February, 2007.