Form 10-Q
period 2009-10-31
CAPITAL GOLD CORP
filed 2009-12-10
CIK 726845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009

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

Large accelerated filer ☐	Accelerated filer☒

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at December 1, 2009

Common Stock, par value $.0001 per share	193,973,949

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three months ended October 31, 2009.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2009.

The results reflected for the three months ended October 31, 2009 are not necessarily indicative of the results for the entire fiscal year ending July 31, 2010.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except for share and per share amounts)

	October 31, 2009 (unaudited)	July 31, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,773	$6,448
Accounts Receivable	2,043	2,027
Stockpiles and Ore on Leach Pads (Note 6)	23,412	20,024
Material and Supply Inventories (Note 5)	1,576	1,381
Deposits	32	26
Marketable Securities (Note 4)	40	35
Prepaid Expenses	257	277
Loans Receivable – Affiliate (Note 12 and 15)	33	33
Other Current Assets (Note 8)	989	1,042
Total Current Assets	35,155	31,293

Mining Concessions (Note 11)	52	51
Property & Equipment – net (Note 9)	23,166	22,417
Intangible Assets – net (Note 10)	575	318
Other Assets:
Deferred Financing Costs	378	424
Deferred Tax Asset (Note 20)	32	32
Security Deposits	66	66
Total Other Assets	476	522
Total Assets	$59,424	$54,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,946	$988
Accrued Expenses (Note 19)	2,759	1,633
Derivative Contracts (Note 18)	154	193
Deferred Tax Liability (Note 20)	4,286	4,233
Current Portion of Long-term Debt (Note 17)	3,600	3,600
Total Current Liabilities	12,745	10,647

Reclamation and Remediation Liabilities (Note 13)	1,652	1,594
Other liabilities	79	78
Long-term Debt (Note 17)	3,500	4,400
Total Long-term Liabilities	5,231	6,072

Commitments and Contingencies	-	-

Stockholders’ Equity:
Common Stock, Par Value $.0001 Per Share;
Authorized 300,000,000 shares; Issued and
Outstanding 193,850,595 and 193,855,555 shares, respectively	19	19
Additional Paid-In Capital	64,133	64,057
Accumulated Deficit	(19,150)	(22,089)
Deferred Financing Costs	(1,607)	(1,808)
Deferred Compensation	(201)	(319)
Accumulated Other Comprehensive Income (Note 14)	(1,746)	(1,978)
Total Stockholders’ Equity	41,448	37,882
Total Liabilities and Stockholders’ Equity	$59,424	$54,601
The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The Three Months Ended
	October 31,
	2009	2008
Revenues
Sales – Gold, net	$11,727	$9,175
Costs and Expenses:
Costs Applicable to Sales	4,110	3,042
Depreciation and Amortization	843	703
General and Administrative	1,630	1,378
Exploration	331	490
Total Costs and Expenses	6,914	5,613
Income (Loss) from Operations	4,813	3,562

Other Income (Expense):
Interest Income	3	13
Interest Expense	(134)	(200)
Other Expense	(24)	(208)
Loss on change in fair value of derivative	-	(304)
Total Other Expense	(155)	(699)

Income before Income Taxes	4,658	2,863

Income Tax Expense	(1,719)	(927)

Net Income	$2,939	$1,936

Income Per Common Share
Basic	$0.02	$0.01
Diluted	$0.01	$0.01

Basic Weighted Average Common Shares Outstanding	193,929,600	192,843,875
Diluted Weighted Average Common Shares Outstanding	199,987,460	198,342,324

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except for share and per share amounts)

					Accumulated
			Additional		Other	Deferred		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Financing	Deferred	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Costs	Compensation	Equity
Balance at July 31, 2009	193,855,555	$19	$64,057	$(22,089)	$(1,978)	$(1,808)	$(319)	$37,882
Amortization of deferred finance costs	-	-	-	-	-	201	-	201
Equity based compensation	(166,667)	-	23	-	-	-	118	141
Common stock issued upon the exercising of options and warrants	161,707	-	53	-	-	-	-	53
Net income for the three months ended October 31, 2009	-	-	-	2,939	-		-	2,939
Change in fair value on interest rate swaps	-	-	-	-	39	-	-	39
Unrealized loss on marketable securities	-	-	-	-	5	-	-	5
Equity adjustment from foreign currency translation	-	-	-	-	188	-	-	188
Total comprehensive income	-	-	-	-	-	-	-	3,171
Balance at October 31, 2009	193,850,595	$19	$64,133	$(19,150)	$(1,746)	$(1,607)	$(201)	$41,448

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The
	Three Months Ended
	October 31,
	2009	2008
Cash Flow From Operating Activities:
Net Income	$2,939	$1,936
Adjustments to Reconcile Net Income to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	843	703
Accretion of Reclamation and Remediation	38	38
Loss on change in fair value of derivative	-	304
Equity Based Compensation	141	227
Changes in Operating Assets and Liabilities:
Decrease (increase) in Accounts Receivable	(16)	432
Decrease in Prepaid Expenses	20	55
Decrease (increase) in Inventory	(3,239)	330
Decrease (increase) in Other Current Assets	53	(299)
Decrease (increase) in Other Deposits	(6)	1
Decrease in Security Deposits	-	9
Decrease in Deferred Tax Asset	-	127
Increase (decrease) in Accounts Payable	958	(48)
Decrease in Derivative Liability	-	(293)
Increase (decrease) in Other Liability	1	(14)
Increase (decrease) in Reclamation and Remediation	20	(373)
Increase (decrease) in Deferred Tax Liability	53	(455)
Increase in Accrued Expenses	1,126	881
Net Cash Provided By Operating Activities	2,931	3,561

Cash Flow From Investing Activities:
Purchase of Mining, Milling and Other Property and
Equipment	(1,679)	(2,027)
Purchase of Intangibles	(269)	-
Net Cash Used in Investing Activities	(1,948)	(2,027)

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The
	Three Months Ended
	October 31,
	2009	2008

Cash Flow From Financing Activities:
Repayments from Affiliate, net	1	(1)
Repayments on Notes Payable	(900)	(1,125)
Proceeds From Issuance of Common Stock	53	-
Net Cash Used in Financing Activities	(846)	(1,126)
Effect of Exchange Rate Changes	188	(2,192)
(Decrease) Increase In Cash and Cash Equivalents	325	(1,784)
Cash and Cash Equivalents - Beginning	6,448	10,992
Cash and Cash Equivalents – Ending	$6,773	$9,208

Supplemental Cash Flow Information:
Cash Paid For Interest	$138	$213
Cash Paid For Income Taxes	$1,094	$672
Non-Cash Financing Activities:
Change in Fair Value of Derivative Instrument	$39	$(8)

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except for per share and ounce amounts)

NOTE 1 - Basis of Presentation

Capital Gold Corporation (“Capital Gold” or, the “Company”) owns rights to property located in the State of Sonora, Mexico. The Company is engaged in the production of gold and silver from its properties in Mexico as well as exploration for additional mineral properties. All of the Company's mining activities are in Mexico.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position and results of operations and cash flows for the periods presented. They include the accounts of Capital Gold Corporation and its wholly owned and majority owned subsidiaries, Leadville Mining and Milling Holding Corporation, Minera Santa Rita, S.A de R.L. de C.V.(“MSR”) and Oro de Altar S. de R. L. de C.V. (“Oro”) as well as the accounts within Caborca Industrial S.A. de C.V. (“Caborca Industrial”), a Mexican corporation that is 100% owned by two of the Company’s officers and directors for mining support services. These services include, but are not limited to, the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at slightly above cost.  This entity is considered a variable interest entity under accounting rules provided under ASC guidance for consolidation accounting.

All significant intercompany accounts and transactions are eliminated in consolidation.  Certain items in these financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s balance sheet, results of operations, stockholders’ equity or cash flows.

The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended July 31, 2009 should be read in conjunction with these condensed consolidated financial statements.  Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

NOTE 2 – Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements

The Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities. The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the Securities and Exchange Commission (“SEC”) and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative. The ASC was effective for the Company’s interim quarterly period beginning August 1, 2009. The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Measurements

In September 2009, the ASC guidance was further updated for fair value measurements of investments in certain entities that calculate net asset value per share (or its equivalent). The guidance creates a practical expedient to measure the fair value of an investment that is within the scope of the guidance on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date. Therefore, the guidance allows certain attributes of the investment, which in the past may have indicated that it was necessary to make adjustments to the net asset value per share (or its equivalent) to estimate the fair value of the investment, to not be considered if the practical expedient is used. Additional disclosures are also required under the guidance. The guidance is effective for interim and annual periods ending after December 15, 2009, with early application permitted. The Company is currently determining the impact of the guidance on the Company’s consolidated financial statements.

In August 2009, the ASC guidance for fair value measurements and disclosure was updated to further define fair value of liabilities. This update provides clarification for circumstances in which: (i) a quoted price in an active market for the identical liability is not available, (ii) the liability has a restriction that prevents its transfer, and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required. The updated guidance is effective for the Company’s interim reporting period beginning November 1, 2009. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

In April 2009, the ASC guidance was further updated to provide additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate when a transaction is not orderly. In April 2009, the guidance for investments in debt and equity securities was updated to: (i) clarify the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired, (ii) provide guidance on the amount of an other-than-temporary impairment recognized for a debt security in earnings and other comprehensive income and (iii) expand the disclosures required for other-than-temporary impairments for debt and equity securities. Also in April 2009, the guidance for financial instruments was updated to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted the updated guidance for the interim period ended April 30, 2009. See Note 21 for the Company’s fair value measurements disclosure.

In September 2006, the ASC guidance for fair value measurements and disclosure was updated to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. The Company adopted the updated guidance for assets and liabilities measured at fair value on a recurring basis on January 1, 2008. In February 2008, the FASB staff issued an update to the guidance which delayed the effective date for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the updated guidance for the Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis on January 1, 2009.

Variable Interest Entities

In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The updated guidance is effective for the Company’s fiscal year beginning August 1, 2010. The Company currently accounts for Caborca Industrial (“CI”) as a VIE and is evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations and cash flows.

Subsequent Events

In May 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the updated guidance for the fiscal year ended July 31, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Business Combinations

In April 2009, the ASC guidance for business combinations was updated to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The Company will apply the updated guidance to all future business combinations.

Equity Method Investment

In November 2008, the ASC guidance for equity method and joint venture investments was updated to clarify the accounting for certain transactions and impairment considerations involving equity method investments. The intent is to provide guidance on: (i) determining the initial measurement of an equity method investment, (ii) recognizing other-than- temporary impairments of an equity method investment and (iii) accounting for an equity method investee’s issuance of shares. The updated guidance was effective for the Company’s fiscal year beginning August 1, 2009 and was applied prospectively. The adoption had no impact on the Company’s consolidated financial position or results of operations.

Equity-linked Financial Instruments

In June 2008, the ASC guidance for derivatives and hedging when accounting for contracts in an entity’s own equity was updated to clarify the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock which would qualify as a scope exception from hedge accounting. The updated guidance was effective for the Company’s fiscal year beginning August 1, 2009. The adoption had no impact on the Company’s consolidated financial position or results of operations.

Accounting for the Useful Life of Intangibles

In April 2008, the ASC guidance for goodwill and other intangibles was updated to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this update is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under guidance for business combinations. The updated guidance was effective for the Company’s fiscal year beginning August 1, 2009 and was applied prospectively to intangible assets acquired after the effective date. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Derivative Instruments

In March 2008, the ASC guidance for derivatives and hedging was updated for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the updated guidance for the fiscal year ended July 31, 2008. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 18 for the Company’s derivative instruments disclosure.

NOTE 3 - Equity Based Compensation

In connection with offers of employment to the Company’s executives as well as in consideration for agreements with certain consultants, the Company issues options and warrants to acquire its common stock. Employee and non-employee awards are made at the discretion of the Board of Directors.

Such options and warrants may be exercisable at varying exercise prices currently ranging from $0.35 to $0.85 per share of common stock. Certain of these grants are exercisable immediately upon grant while others vest. Certain grants have vested or are vesting over a period of between three to five years. Also, certain grants contain a provision whereby they become immediately exercisable upon a change of control.

The Company accounts for stock compensation under ASC guidance for compensation – stock compensation, which requires the Company to expense the cost of employees services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense must be recognized ratably over the requisite service period following the date of grant.

The cumulative effect of applying the forfeiture rates is not material. ASC guidance requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant-date fair values of stock options and warrants granted during the three months ended October 31, 2009, and 2008 were $0. The fair values of the options and warrants granted were estimated based on the following weighted average assumptions:

Three months ended October 31,
	2009	2008
Expected volatility	-	-
Risk-free interest rate	-	-
Expected dividend yield	-	-
Expected life	-	-

Stock option and activity for employees during the fiscal years ended July 31, 2009 and 2008, and three months ended October 31, 2009 are as follows (all tables in thousands, except for option, price and term data):

	Number of Options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Outstanding at July 31, 2007	2,500,000	$.34	1.20	$255
Options granted*	2,500,000	.63	-	-
Options exercised	(1,450,000)	.32	-	-
Options expired	-	-	-	-
Outstanding at July 31, 2008	3,550,000	$.55	4.00	$334
Options granted*	1,000,000	.49	-	-
Options exercised	(705,729)	.37	-	-
Options expired	(344,271)	.35	-	-
Options outstanding at July 31, 2009	3,500,000	$.59	5.18	$70
Options granted*	-	-	-	-
Options exercised	-	-	-	-
Options expired	(633,333)	.56	-	-
Options outstanding at October 31, 2009	2,866,667	$.60	4.37	$495
Options exercisable at October 31, 2009	1,758,332	$.59	1.71	$310

* Issuances under 2006 Equity Incentive Plan.

Unvested stock option balances for employees at October 31, 2009 are as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value

Outstanding at July 31, 2007	150,000	$.32	1.67	$17
Options granted	2,500,000	.63	-	-
Options vested	(900,000)	.58	-	-
Unvested Options Outstanding at July 31, 2008	1,750,000	$.63	4.49	$8
Options granted	1,000,000	.49	-	-
Options vested	(1,000,000)	.56	-	-
Unvested Options outstanding at July 31, 2009	1,750,000	$.59	5.18	$35
Options granted	-	-	-	-
Options vested	(141,665)	.59	-	-
Options expired	(500,000)	.56	-	-
Unvested Options outstanding at October 31, 2009	1,108,335	$.60	5.00	$184

Stock option and warrant activity for non-employees during the years ended July 31, 2009 and 2008, and three months ended October 31, 2009 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Warrants and options outstanding at July 31, 2007	22,535,542	$.33	1.48	$2,578
Options granted*	1,715,000	.66
Options exercised	(21,555,542)	.33	-	-
Options expired	(680,000)	.30	-	-
Warrants and options outstanding at July 31, 2008	2,015,000	$.62	3.54	$54
Options granted	1,400,000	.50	-	-
Options exercised	(150,000)	.39	-	-
Options expired	(150,000)	.39	-	-
Warrants and options outstanding at July 31, 2009	3,115,000	$.59	3.36	$73
Options granted	-	-	-	-
Options exercised	(161,707)	.44	-	-
Options expired	(868,293)	.54	-	-
Warrants and options outstanding at October 31, 2009	2,085,000	$.62	3.16	$318
Warrants and options exercisable at October 31, 2009	1,551,380	$.65	1.25	$180

* 1,115,000 issued under 2006 Equity Incentive Plan.

Unvested stock option balances for non-employees at October 31, 2009 are as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Outstanding at July 31, 2007	-	-	-	-
Options granted	650,000	.63	-	-
Options vested	(195,000)	.63	-	-
Outstanding at July 31, 2008	455,000	$.63	4.49	$3
Options granted	1,275,000	.49	-	-
Options vested	(767,500)	.51	-	-
Outstanding at July 31, 2009	962,500	$.54	4.88	$70
Options granted	-	-	-	-
Options vested	(83,330)	.49	-	-
Options expired	(275,834)	.59	-	-
Unvested options outstanding at October 31, 2009	603,336	$.52	4.53	$152

The impact on the Company’s results of operations of recording equity based compensation for the three months ended October 31, 2009 and 2008, for employees and non-employees was approximately $141 and $227 and reduced earnings per share by $0.00, and $0.00 per basic and diluted share, respectively.  The Company has not recognized any tax benefit or expense for the three months ended October 31, 2009 and 2008, related to these items due to the Company’s net operating losses and corresponding valuation allowance within the U.S. (See Note 20).

As of October 31, 2009, there was approximately $343 of unrecognized equity based compensation cost related to options granted which have not yet vested.

NOTE 4 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

	(in thousands)
	October 31, 2009	July 31, 2009
Marketable equity securities, at cost	$50	$50
Marketable equity securities, at fair value (See Notes 12 & 14)	$40	$35

NOTE 5 – Material and Supplies Inventories

	(in thousands)
	October 31, 2009	July 31, 2009
Materials, supplies and other	$1,576	$1,381
Total	$1,576	$1,381

NOTE 6 - Ore on Leach Pads and Inventories (“In-Process Inventory”)

	(in thousands)
	October 31, 2009	July 31, 2009
Ore on leach pads	$23,412	$20,024
Total	$23,412	$20,024

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

NOTE 7 – Deposits

Deposits are classified as current assets and represent payments made on mining equipment for the Company’s El Chanate Project in Sonora, Mexico. Deposits are summarized as follows:

	(in thousands)
	October 31, 2009	July 31, 2009
Equipment deposits	$32	$26
Total Deposits	$32	$26

NOTE 8 – Other Current Assets

Other current assets consist of the following:

	(in thousands)
	October 31, 2009	July 31, 2009
Value added tax to be refunded	$988	$1,032
Other	1	10
Total Other Current Assets	$989	$1,042

NOTE 9 – Property and Equipment

Property and Equipment consist of the following:

	(in thousands)
	October 31, 2009	July 31, 2009
Process equipment and facilities	$26,510	$26,477
Mining equipment	2,262	2,248
Mineral properties	175	175
Construction in progress	1,690	70
Computer and office equipment	396	389
Improvements	16	16
Furniture	47	47
Total	31,096	29,422
Less: accumulated depreciation	(7,930)	(7,005)
Property and equipment, net	$23,166	$22,417

Depreciation expense for the three months ended October 31, 2009 and 2008 was approximately $925 and $847, respectively.

NOTE 10 - Intangible Assets

Intangible assets consist of the following:

	(in thousands)
	October 31, 2009	July 31, 2009
Repurchase of Net Profits Interest	$500	$500
Water Rights	510	241
Reforestation fee	73	73
Mobilization Payment to Mineral Contractor	70	70
Investment in Right of Way	18	18
Total	1,171	902
Accumulated Amortization	(596)	(584)
Intangible assets, net	$575	$318

Purchased intangible assets consisting of rights of way, water rights, easements, net profit interests, etc. are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the Units of Production (“UOP”) method. It is the Company’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with ASC guidance for goodwill and other intangibles. There was no impairment at October 31, 2009.

Amortization expense for the three months ended October 31, 2009 and 2008 was approximately $12 and $8, respectively.  The net profits interest from Grupo Minera FG (“FG”)was fully amortized as of July 31, 2008.

NOTE 11 - Mining Concessions

Mining concessions consists of the following:

	(in thousands)
	October 31, 2009	July 31, 2009
El Chanate	$49	$45
El Charro	25	25
Total	74	70
Less: accumulated amortization	(22)	(19)
Total	$52	$51

The El Chanate concessions are carried at historical cost and are being amortized using the UOP method. They were acquired in connection with the purchase of the stock of Minera Chanate.  Amortization expense for the three months ended October 31, 2009 and 2008 was approximately $3 and $3, respectively.

MSR acquired an additional mining concession – El Charro. El Charro lies within the current El Chanate property boundaries. MSR is required to pay a 1 1/2% net smelter royalty in connection with the El Charro concession.

NOTE 12 - Loans Receivable - Affiliate

Loans receivable - affiliate consist of expense reimbursements due from a publicly-owned corporation in which the Company has an investment. The Company's chairman of the board of directors and chief executive officer was an officer and director of that corporation. On March 10, 2008, the Company’s chairman of the board of directors resigned as both an officer and director of this corporation.  These loans are non-interest bearing and due on demand (see Note 4 & 15).

NOTE 13 - Reclamations and Remediation Liabilities (“Asset Retirement Obligations”)

The Company includes environmental and reclamation costs on an ongoing basis, in our internal revenue and cost projections.  No assurance can be given that environmental regulations will not be changed in a manner that would adversely affect the Company’s planned operations.  As of October 31, 2009, we estimated the reclamation costs for the El Chanate site to be approximately $3,200.  Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs.  The Asset Retirement Obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the Asset Retirement Obligation at each mine site.  The Company reviewed the estimated present value of the El Chanate mine reclamation and closure costs as of October 31, 2009.  As of October 31, 2009, approximately $1,652 was accrued for reclamation obligations relating to mineral properties in accordance with ASC guidance for asset retirement and environmental obligations.

The following is a reconciliation of the liability for long-term Asset Retirement Obligations for the three months ended October 31, 2009:

(in thousands)
Balance as of July 31, 2009	$1,594
Additions, changes in estimates and other	20
Accretion expense	38
Balance as of October 31, 2009	$1,652

NOTE 14 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) consists of foreign currency translation gains and losses, unrealized gains and losses on marketable securities and fair value changes on derivative instruments and is summarized as follows:

	Foreign currency items	Unrealized gain (loss) on securities	Change in fair value on interest rate swaps	Accumulated other comprehensive income

Balance as of July 31, 2009	$(2,050)	$(15)	$87	$(1,978)
Income (loss)	188	5	39	232
Balance as of October 31, 2009	$(1,862)	$(10)	$126	$(1,746)

The Company has not recognized any income tax benefit or expense associated with other comprehensive income items for the year ended July 31, 2009 and the three months ended October 31, 2009.

NOTE 15 - Related Party Transactions

In August 2002, the Company purchased marketable equity securities of a related company. The Company recorded approximately $2 and $2 in expense reimbursements including office rent from this entity for the three months ended October 31, 2009, and 2008, respectively (see Notes 4 and 12).

The Company utilizes Caborca Industrial, a Mexican corporation that is 100% owned by Gifford A. Dieterle, the Company’s Chief Executive Officer, and an officer and director of the company. These services include but are not limited to the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at slightly above cost. Mining expenses charged by Caborca Industrial and eliminated upon consolidation amounted to approximately $1,233, and $1,234 for the three months ended October 31, 2009, and 2008, respectively.

NOTE 16 - Stockholders' Equity

Common Stock

At various stages in the Company’s development, shares of the Company’s common stock have been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of services provided or property received.

The Company received proceeds of approximately $53 during the three months ended October 31, 2009 from the exercising of an aggregate of 125,000 options issued to officers and directors. The Company also issued 36,707 shares upon the cashless exercising of options during the three months ended October 31, 2009.

As part of the settlement agreement with the Company’s former Executive Vice-President, upon his termination without cause, the unvested portion of a previous restricted share grant of 166,667 shares were forfeited.

During the three months ended October 31, 2009 and 2008, the Company recorded approximately $141 and $125 in equity compensation expense related to the vesting of restricted stock grants and stock options, respectively.

Stock Split

In September 2008, our Board of Directors (the "Board") recommended to our stockholders a proposal to effect a reverse stock split of all outstanding shares of our Common Stock in an amount which our Board of Directors deems appropriate to result in a sustained per share market price above $2.00 per share, to be at a ratio of not less than one-for-four and not more than one-for-six (the "Reverse Stock Split").  In conjunction with the Reverse Stock Split, our Board has approved and is recommending to our stockholders a proposal to effect a reduction in the number of shares of Common Stock authorized for issuance and an increase in the par value thereof in proportion to the Reverse Stock Split.  Our stockholders subsequently approved the reverse stock split in October 2008.  We will not issue fractional shares in connection with the Reverse Stock Split. Any fractional shares that result from the Reverse Stock Split will be rounded up to the next whole share.  However, if the Board determines that effecting these capitalization changes would not be in the best interests of our stockholders, the Board can determine not to effect any or all of the changes.  As of October 31, 2009, the board of directors has not effected a capitalization change.

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

On July 23, 2009, at the recommendation of the Compensation Committee and upon approval by the Board of Directors, the Company amended the 2006 Equity Incentive Plan to provide for cashless exercises of options by participants under the Plan.  Payment of the option exercise price may now be made (i) in cash or by check payable to the Company, (ii) in shares of Common Stock duly owned by the option holder (and for which the option holder has good title free and clear of any liens and encumbrances), valued at the fair market value on the date of exercise, or (iii) by delivery back to the Company from the shares acquired on exercise of the number of shares of common stock equal to the exercise price, valued at the fair market value on the date of exercise. Previously, the exercise price of an option must have been paid in cash.  No options may be granted under the Plan after the tenth anniversary of its effective date.  Unless the Board determines otherwise, there are certain continuous service requirements.

The Plan provides the Board with the general power to amend the Plan, or any portion thereof at any time in any respect without the approval of the Company’s stockholders, provided however, that the stockholders must approve any amendment which increases the fixed maximum percentage of shares of common stock issuable pursuant to the Plan, reduces the exercise price of an Award held by a director, officer or ten percent stockholder or extends the term of an Award held by a director, officer or ten percent stockholder.  Notwithstanding the foregoing, stockholder approval may still be necessary to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), Rule 16b-3 of the Securities Exchange Act of 1934, as amended or any applicable stock exchange listing requirements. The Board may amend the Plan in any respect it deems necessary or advisable to provide eligible employees with the maximum benefits provided or to be provided under the provisions of the Code and the regulations promulgated thereunder relating to Incentive Stock Options and/or to bring the Plan and/or Incentive Stock Options granted under it into compliance therewith.  Rights under any Award granted before amendment of the Plan cannot be impaired by any amendment of the Plan unless the Participant consents in writing.  The Board is empowered to amend the terms of any one or more Awards; provided, however, that the rights under any Award shall not be impaired by any such amendment unless the applicable Participant consents in writing and further provided that the Board cannot amend the exercise price of an option, the Fair Market Value of an Award or extend the term of an option or Award without obtaining the approval of the stockholders if required by the rules of the Toronto Stock Exchange or any stock exchange upon which the common stock is listed.

NOTE 17 - Debt

Long term debt consists of the following:	(in thousands)

	October 31, 2009	July 31, 2009

Total long-term debt	$7,100	$8,000

Less current portion	3,600	3,600

Long-term debt	$3,500	$4,400

In September 2008, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) involving our wholly owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), the Company, as guarantor, and Standard Bank, as the lender. The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006.  Under the Credit Agreement, MSR and Oro borrowed money in an aggregate principal amount of up to US$12,500 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico.  The Company guaranteed the repayment of the Term Loan and the performance of the obligations under the Credit Agreement.  As of October 31, 2009 and 2008, the accrued interest on the Term Loan was approximately $17 and $59, respectively.

Term Loan principal shall be repaid quarterly. Payments commenced on September 30, 2008 and consisted of four payments in the amount of $1,125, followed by eight payments in the amount of $900 and two final payments in the amount of $400.  There is no prepayment fee.  Principal under the Term Loan shall bear interest at a rate per annum equal to the LIBOR Rate plus 2.5% per annum.

The Credit Agreement contains covenants customary for a term note, including but not limited to restrictions (subject to certain exceptions) on incurring additional debt, creating liens on its property, declaring or paying dividends, disposing of any assets, merging with other companies and making any investments.  The Company is required to meet and maintain certain financial covenants, including (i) a ratio of current assets to current liabilities at all times greater than or equal to 1.20:1.00, (ii) a quarterly minimum tangible net worth at all times of at least U.S.$15,000, and (iii) a quarterly average minimum liquidity of U.S.$500.

As of October 31, 2009, the Company and its related entities were in compliance with all debt covenants and default provisions.  The accounts of Caborca Industrial are not subject to the debt covenants and default provisions.

The Term Loan is secured by all of the tangible and intangible assets and property owned by MSR and Oro.  As additional collateral for the Loan, the Company, together with its subsidiary, Leadville Mining & Milling Holding Corporation, has pledged all of its ownership interest in MSR and Oro.

On September 17, 2009, our $5,000 revolving loan contained within the Credit Agreement expired. The Company had not drawn on this facility during the term period and determined that during that time it was not cost beneficial to maintain the revolving loan on a going forward basis.

Future principal payments on the term loan are as follows (in thousands):

Fiscal Years Ending July 31,

2010	$2,700
2011	3,600
2012	800
$7,100

NOTE 18 - Sales Contracts, Commodity and Financial Instruments

Interest Rate Swap Agreement

On October 11, 2006, prior to our initial draw on the Credit Agreement, the Company entered into an interest rate swap agreement covering about 75% of the expected variable rate debt exposure.  Only 50% coverage is required under the Credit Agreement.  The termination date on this swap position is December 31, 2010.  However, the Company intends to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as it deems appropriate.  In any case, the Company’s use of interest rate derivatives will be restricted to use for risk management purposes.

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

The following is a reconciliation of the derivative contract regarding the Company’s Interest Rate Swap agreement:

(in thousands)
Liability balance as of July 31, 2009	$193
Change in fair value of swap agreement	16
Net cash settlements	(55)
Liability balance as of October 31, 2009	$154

The Company is exposed to credit losses in the event of non-performance by counterparties to these interest rate swap agreements, but the Company does not expect any of the counterparties to fail to meet their obligations. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position with each counterparty as required by ASC guidance for derivatives and hedging.

The Effect of Derivative Instruments on the Statement of Financial Performance (in thousands):

Quarter Ended	Derivatives in Cash Flow Hedging Relationships	Effective Results Recognized in OCI	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Income	Ineffective Results Recognized in Earnings	Location of Ineffective Results
7/31/08	Interest Rate contracts	$19	Interest Income (Expense)	(49)	-	N/A
10/31/08	Interest Rate contracts	$(38)	Interest Income (Expense)	(38)	-	N/A
1/31/09	Interest Rate contracts	$(95)	Interest Income (Expense)	(35)	-	N/A
4/30/09	Interest Rate contracts	$(16)	Interest Income (Expense)	(55)	-	N/A
7/31/09	Interest Rate contracts	$(19)	Interest Income (Expense)	(55)	-	N/A
10/31/09	Interest Rate contracts	$(53)	Interest Income (Expense)	(53)	-	N/A

Fair Value of Derivative Instruments in a Statement of Financial Position and the Effect of Derivative Instruments on the Statement of Financial Performance (in thousands):

	Liability Derivatives
July 31, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$192
Derivatives designated as non-hedging instruments
Gold derivatives	Current Liabilities	$738

	Liability Derivatives
October 31, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$199
Derivatives designated as non- hedging instruments
Gold derivatives	Current Liabilities	$734

	Liability Derivatives
January 31, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$268
Derivatives designated as non-hedging instruments
Gold derivatives	Current Liabilities	$719

	Liability Derivatives
April 30, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$228

	Liability Derivatives
July 31, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$193
	Liability Derivatives
October 31, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$154

NOTE 19 – Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	October 31, 2009	July 31, 2009
Net smelter return	$258	$212
Mining contract	312	30
Income tax payable	1,132	507
Utilities	148	128
Interest	17	21
Legal and professional	70	125
Salaries, wages and related benefits	721	533
Other liabilities	101	77
	$2,759	$1,633

NOTE 20 - Income Taxes

The Company’s Income tax (expense) benefit for the three months ended consisted of:

	(in thousands)
	October 31, 2009	October 31, 2008
Current:
United States	$-	$-
Foreign	(1,719)	(927)
	(1,719)	(927)
Deferred:
United States	-	-
Foreign	-	-
	-	-
Total	$(1,719)	$(927)

The Company’s Income (loss) before income tax for the three months ended consisted of:

	(in thousands)
	October 31, 2009	October 31, 2008

United States	$(1,908)	$(1,524)
Foreign	6,566	4,387
Total	$4,658	$2,863

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

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC guidance for income taxes. Net deferred tax benefits related to the U.S. operations have been fully reserved. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

NOTE 21 - Fair Value Measurements

ASC guidance for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at October 31, 2009 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,288	$3,288	$-	$-
Marketable securities	40	40	-	-
	$3,328	$3,328	$-	$-
Liabilities:
Interest rate swap	154	-	154	-
	$154	$-	$154	$-

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

NOTE 22 – Subsequent Events

On November 2, 2009, Robert Roningen resigned as a member of the Board of Directors of the Company.  He also resigned as Executive Vice President and Secretary of the Company, effective November 12, 2009.  The Company appointed Christopher M. Chipman to replace Mr. Roningen as Secretary of the Company.  Mr. Roningen did not resign from the Company’s Board of Directors as a result of any disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

On November 4, 2009, Roger Newell resigned as a Director of the Company.  Mr. Newell did not resign from the Company’s Board of Directors as a result of any disagreements with the Company on any mater relating to the Company’s operations, policies or practices.

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except for per share and ounce amounts)

Cautionary Statement on Forward-Looking Statements

Certain statements in this report constitute “forwarding-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Certain of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  All statements other than statements of historical fact, included in this report regarding our financial position, business and plans or objectives for future operations are forward-looking statements.  Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding exploration, costs, grade, production and recovery rates, strip ratio, permitting, financing needs and the availability of financing on acceptable terms or other sources of funding are all forward-looking in nature.

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

General

Capital Gold Corporation (the “Company”, “we” or “our”) is a gold production and exploration company. Through our wholly owned subsidiaries, we own 100% of 16 mining concessions totaling approximately 3,544 hectares (8,756 acres or 13.7 square miles) located in the Municipality of Altar, State of Sonora, Republic of Mexico.  We commenced mining operations on two of these concessions in late March 2007 and achieved gold production and revenue from operations in early August 2007.  We sometimes refer to the operations on these two concessions as the El Chanate Project.

Receipt of Technical Report for Updated Reserves at El Chanate

As previously announced, during 2009 and subsequent to the fiscal year ended July 31, 2009, we conducted exploration activities in the El Chanate pit area including, core drilling at depth to determine the potential of increasing its reserves further. The data obtained from geological mapping of the deposit’s mine pit areas, combined with assays from samples of the exploration drilling therein, were used to expand information in our mine database. SRK Consulting (U.S.), Inc. (“SRK”) of Lakewood, Colorado, an independent consulting firm, used this data to re-estimate El Chanate’s Mineral Reserves. These efforts resulted in a significant expansion of our reserve estimates, which we reported in our Form 10-K for the year ended July 31, 2009.  With the receipt of SRK’s technical report titled NI 43-101 Technical Report, Capital Gold Corporation, El Chanate Gold Mine, Sonora, Mexico and dated November 27, 2009 (the “SRK Report”), with respect to the updated reserve estimation and the updated mine plan and mine production schedule, current as of October 1, 2009 , we are re-publishing our previously announced reserve estimates along with additional information. The SRK Report complies with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”). Both Bart A. Stryhas PhD., Principal Resource Geologist, and Bret C. Swanson, BE(Mining), MAusIMM, are “Qualified Persons” as defined by NI 43-101.

Our proven and probable reserve tonnage has increased to 70.6 million metric tonnes with an average gold grade of 0.66 grams per tonne (77.8 million US short tons at 0.0193 ounces per ton). The proven and probable reserve has 1,504,000 contained ounces of gold. The open pit strip ratio for the life of mine is 2.88:1 (2.88 tonnes of waste to one tonne of ore).  For the next three years, we anticipate the open pit strip ratio will be consistent with our strip ratio experienced for the fiscal year ended July 31, 2009. Determination of operational pre-stripping (Increase in strip ratio) will be made after further geological drilling and consolidation of corporate strategy within the three year window of opportunity. There is also the potential to improve the life of mine strip ratio as the report identifies material within the pit design classified as waste that with additional drilling could be reclassified as ore. The updated pit design for the revised mine plan is based on a plant recovery of gold that varies by rock types, but is expected to average 58.25%. A gold price of US$800 (SEC three year average as of October 1, 2009) per ounce was used to re-estimate the reserves compared with a gold price of $750 per ounce used in the previous reserve estimate.  The stated proven and probable mineral reserves have been prepared in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum (CIM).  CIM definitions for proven and probable reserves convert directly from measured and indicated mineral resources with the application of appropriate economic parameters. These reserves are equivalent to proven and probable reserves as defined by the United States Securities and Exchange Commission (SEC) Industry Guide 7.

The following summary is extracted from the SRK Report.   Please note that the reserves as stated are an estimate of what can be economically and legally recovered from the mine and, as such, incorporate losses for dilution and mining recovery.   The 1,504,000 ounces of contained gold represents ounces of gold contained in ore in the ground, and therefore does not reflect losses in the recovery process.  Total gold produced is estimated to be 876,000 ounces, or approximately 58.25% of the contained gold. The gold recovery rate is expected to average approximately 58.25% for the entire ore body.  Individual portions of the ore body may experience varying recovery rates ranging from about 48% to 65%.  Oxidized and sandstone ore types may have recoveries of about 65%; siltstone ore types recoveries may be about 48% and latite intrusive ore type recoveries may be about 50%.

Production Summary
	Metric	U.S.

Materials
Reserves
Proven	22.4 Million Tonnes @ 0.70 g/t(1)	24.7 Million Tons @ 0.0204 opt(1)
Probable	48.2 Million Tonnes @ 0.65 g/t(1)	53.0 Million Tons @ 0.0189 opt(1)
Total Reserves(2)	70.6 Million Tonnes @ 0.66 g/t(1)	77.7 Million Tons @ 0.0193 opt(1)
Waste	203.5 Million Tonnes	224.3 Million Tons
Total Ore/Waste	274.1 Million Tonnes	302.0 Million tons

Contained Gold	46.78 Million grams	1,504,000 Oz

Production
Ore Crushed	5.4 Million Tonnes /Year	6.0 Million Tons/Year
	14,868 Mt/d(1)	16,390 t/d(1)

Operating Days/Year	365 Days per year	365 Days per year
Gold Plant Average Recovery	58.25%	58.25%
Average Annual Production	2.1 Million grams	67,391 Oz
Total Gold Produced	27.25 Million grams	876,080 Oz

(1)	“g/t” means grams per metric tonne, “opt” means ounces per ton, “Mt/d” means metric tonnes per day and “t/d” means tons per day.
(2)	The reserve estimates are mainly based on a gold cutoff grade of 0.15 g/t for sandstone and 0.19 grams for siltstone and latite within the pit design.

The SRK resource estimation is based on information from 371 holes for a total of 55,294 meters of drilling.  There are 333 reverse circulation holes and 38 core holes.  The drill holes were carefully logged, sampled and tested with gold fire assay (industry standard).  A geological model was constructed based on four general rock groups which are cut by thrust faults and normal faults.  The mineral resource model blocks are 6m (meters) x 6m x 6m. All block grade estimates were made using 6m bench composites.  An ordinary Kriging algorithm was employed to generate a categorical indicator grade shell based on a 0.1ppm gold threshold.  An inverse distance cubed algorithm was used for the gold grade estimation within the grade shells.

The life of mine plan used as the basis for the reserve is based on operating gold cutoff grades of 0.15 to 0.19 g/t, depending on the ore type to be processed.  The internal (in-pit) and break even cutoff grade calculations are as follows:

Cutoff Grade Calculation	Internal Cutoff Grade	Break Even Cutoff Grade
Basic Parameters
Gold Price	US$800/oz	US$800/oz
Gold Selling Cost (4% Royalty, Refining, Transport, Silver Credit, etc)	$25.258/oz	$25.258/oz
Gold Recovery*	58.25%	58.25%

Operating Costs per Tonne of Ore
Mining
Processing – Heap leach		$1.08/tonne
	$2.357/tonne	$2.357/tonne
Total
	$2.357/tonne	$3.44/tonne
Cutoff Grade
Head Grade Cutoff (58.25% average recovery)	Grams per Tonne	Grams per Tonne
Recovered Gold Grade Cutoff
	0.15 g/t gold	0.24 g/t gold
	0.09 g/t gold	0.14 g/t gold

* Plant recovery of gold varies by rock type but weighted average gold recovery is expected to average 58.25% based on work done to date.

In August 2009, we initiated the construction of an additional leach pad area with capacity for eight million tonnes of ore, at a cost of approximately $3,300.  Permitting and site clearing have been completed, the construction contractor has nearly completed the earthworks and geomembrane liners are being applied.  Golder Engineering of Tucson, Arizona is overseeing construction activities and quality control and assurance for the project. The construction schedule anticipates that stacking ore on the new pad will commence in January 2010.

On October 1, 2009, the Company committed to the procurement of a new secondary crusher for the El Chanate mine.  The cost for this equipment is approximately $1,000, with one-third due upon execution of the sales order, one-third due in 30 days and one-third upon shipment.

The following table represents a summary of our proven and probable mineral reserves.

Proven and probable mineral reserve (Ktonnes of ore)	October 31, 2009	July 31, 2009
Ore	-	-
Beginning balance (Ktonnes)	40,911	35,417
Additions	30,388	9,342
Reductions	(1,136)	(3,848)
Ending Balance	70,163	40,911

Contained gold
Beginning balance (thousand of ounces)	859	719
Additions	662	239
Reductions	(27)	(99)
Ending Balance	1,494	859

El Oso Project - Saric Properties – Sonora, Mexico

In April 2008, we leased 12 mining concessions totaling 1,790 hectares located northwest of Saric, Sonora. In addition, we own a claim for approximately 2,304 additional hectares adjacent to this property. The approximate 4,100 hectare area is accessible by paved roads and has cellular phone service from hilltops.  These concessions and this claim are about 60 miles northeast of the El Chanate project. Mineralization is evident throughout the concession group and is hosted by shear zones and stockwork quartz veins in volcanic and intrusive rocks. We have completed exploration work consisting of geological mapping, systematic geochemical sampling of rock and soils, geophysical surveys, trenching and 73 reverse circulation drill holes totaling 6,121 meters and more recently a one meter interval topographic survey over the concession area.  SRK of Lakewood, Colorado has  visited the site and has monitored the quality assurance and quality control during these drill campaigns.  SRK will also assist on the next phase of the exploration program.  All of the drill hole samples have been  assayed by ALS Chemex.  The ALS Chemex facility in Hermosillo does the sample preparation, and the assays are performed at the ALS Chemex’s Vancouver laboratory.  ALS Chemex laboratories provide the highest level of quality and have ISO 9001:2000 certification at all locations.

The lease agreement required an initial payment of $45 upon execution of the lease.  We are required to pay and additional $250, consisting of ten payments of $25 every four months beginning six months after execution of the lease agreement. The agreement also contains an option to acquire the mining concessions for a cash payment of $1,500 at the end of the term (December 2010).  If we elect not to exercise this option, we would have the ability to mine the concessions by paying a 1% net smelter return to the owners of the leased concessions, capped at $3,000.  Prior payments made under this lease agreement would be deductible from the $3,000 cap.

We continue to investigate other exploration projects in northern Mexico and other locations.

Result of Operations

 Three months ended October 31, 2009 compared to three months ended October 31, 2008

Net income for the three months ended October 31, 2009 and 2008 was approximately $2,939 and $1,936, respectively, representing an increase of approximately 52% over the prior period.  Net income before income taxes was $4,658 and $2,863 for the three months ended October 31, 2009 and 2008, respectively, which represented an increase of 63%.  Net income and net income before taxes increased primarily as a result of higher revenues from a higher gold price being realized from ounces sold during the three months ended October 31, 2009, as compared to the same period a year ago. Income tax expense increased in conjunction with the increase in net income before tax, which was anticipated.

Revenues & Costs Applicable to Sales

Gold sales for the three months ended October 31, 2009 totaled approximately $11,727 as compared to $9,175 in the prior period representing an increase of approximately $2,552 or 28%.  We sold 11,733 ounces at an average realizable price per ounce of approximately $999 in the current period.  We sold 11,413 ounces at an average realizable price per ounce of $805 during the same period last year.

Costs applicable to sales were approximately $4,110 and $3,042, respectively, for the three months ended October 31, 2009 and 2008, an increase of approximately $1,068 or 35%.  Cash costs of $338 per ounce of gold sold for the three months ended October 31, 2009 was 25% higher than the $270 for the three months ended October 31, 2008.   The primary reason for this increase in cost per ounce sold in the current period is attributable to higher leaching and ADR plant costs as well as higher mining costs incurred as compared to the prior period.  The increase in leaching and ADR plant costs of approximately $588,  primarily cyanide, water and electricity, was mainly the result of increasing the solution flow through the leach pad as we increased the level of lifts (height of the pad).  The $313 increase in mining costs was primarily due to a price escalation within our mining contract with Sinergia, as well as higher consumption of diesel fuel for two trucks and loader that were acquired during the quarter ended October 31, 2008.  Total costs of $389 per ounce of gold sold for the three months ended October 31, 2009, was 25% higher than the $310 total cost in the prior period.  The primary reason for this increase in total costs was attributed to the same reason as detailed above for the increase in cash costs per ounce sold.

Revenues from by-product sales, which consist of silver, are credited to Costs applicable to sales as a by-product credit. By-product sales amounted to $254 and $297 for the three months ended October 31, 2009 and 2008, on silver ounces sold of 15,760 and 25,334, respectively.

Depreciation and Amortization

Depreciation and amortization expense during the three months ended October 31, 2009 and 2008 was approximately $843 and $703, respectively.  The primary reason for the increase of approximately $140, or 20%, in the current period was due to an increase in depreciation and amortization charges related to property, plant and equipment additions made during the last nine months of the fiscal year ended July 31, 2009. Depreciation and amortization also includes deferred financing costs resulting from the credit arrangements entered into with Standard Bank.  This accounted for approximately $233 and $239 of depreciation and amortization expense during the three months ended October 31, 2009 and 2008, respectively.

General and Administration Expense

General and administrative expenses during the three months ended October 31, 2009 were approximately $1,630, an increase of approximately $252, or 18%, from the three months ended October 31, 2008. This increase resulted primarily from a one-time charge of $426 related to the termination of an employment agreement of an executive officer without cause pursuant to a restructuring of our corporate investor relations function.  Had this one-time charge not been reflected in the current period, general and administrative expenses would have decreased by $174, as compared to the prior quarter. This decrease was mainly the result of lower equity based compensation expense in the current period due to the termination noted above and the resignations of directors.

Exploration Expense

Exploration expense during the three months ended October 31, 2009 and 2008 was approximately $331 and $490, respectively, or a decrease of $159, or 32%.  The primary reason for the decrease can be attributed to the prior year containing exploration expense associated with a 10 hole, deep core drilling campaign at our El Chanate mine totaling 2,500 meters.  Both periods presented include activity associated with on-going exploration, drilling and geochemical work being conducted on our leased and owned concessions located northwest of Saric, Sonora.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the three months ended October 31, 2009 and 2008, was approximately $0 and $304, respectively, and was reflected as Other Expense. The primary reason for the decrease can be attributed to the close out, on February 24, 2009, with Standard Bank, Plc., of the remaining 58,233 ounces of gold hedged under the original Gold Price Protection arrangements originally entered into in March 2006.

Interest expense was approximately $134 for the three months ended October 31, 2009 compared to approximately $200 for the same period a year earlier.  This decrease was due to lower interest charges incurred during the current period, based on a lower average debt balance compared to the prior period.  As of October 31, 2009 and 2008, there was $7,100 and $11,375, respectively, outstanding on our term note with Standard Bank.

Changes in Foreign Exchange Rates

During the three months ended October 31, 2009 and 2008, we recorded equity adjustments from foreign currency translations of approximately $188 and $2,192, respectively.  These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the U.S. dollar and are included as a component of other comprehensive income.  The Mexican Peso and the U.S. dollar exchange rate as of October 31, 2009 was 13.0950.  As of July 31, 2009, such exchange rate was 12.9933.

Summary of Quarterly Results
(000’s except per share Data)

	For the three	For the three
	months ended	months ended
	October 31, 2009	October 31, 2008

Revenues	11,727	9,175
Net Income	2,939	1,936
Basic net income per share	0.02	0.01
Diluted net income per share	0.01	0.01
Gold ounces sold	11,733	11,413
Average price received	$999	$805
Cash cost per ounce sold(1)	$338	$270
Total cost per ounce sold(1)	$389	$310

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

Summary of Results of Operations

	For the three	For the three
	months ended	months ended
	October 31, 2009	October 31, 2008

Tonnes of ore mined	1,135,892	1,028,640
Tonnes of waste removed	1,192,826	1,292,800
Ratio of waste to ore	1.05	1.26
Tonnes of ore processed	1,122,183	1,007,681
Grade (grams/tonne)	0.70	0.86
Gold (ounces)
- Produced(1)	11,908	11,888
- Sold	11,733	11,413
(1)	Gold produced each year does not necessarily correspond to gold sold during the year, as there is a time delay in the actual sale of the gold.

Liquidity and Capital Resources

Operating activities

Cash provided by operating activities during the three months ended October 31, 2009 and 2008 was $2,931 and $3,561.   The primary reason for the period-to-period decrease in cash flow provided by operating activities was due to an increase in inventory balances during the current period of $3,239 offset by an increase in net income and also accounts payable as compared to the prior year.

Investing Activities

Cash used in investing activities during the three months ended October 31, 2009, amounted to approximately $1,948, primarily for the acquisition of an additional tertiary crusher and screen plant, additional water rights, as well as costs incurred for leach pad expansion.  In August 2009, we initiated the construction of an additional leach pad area with capacity for an additional eight million tonnes of ore at an approximate cost of $3,300.  Permitting and site clearing has been completed. The construction contractor has nearly completed the earthworks, and geomembrane liners are being applied.  Golder Engineering of Tucson, Arizona is overseeing construction activities and quality control and assurance for the project. The construction schedule anticipates that stacking ore on the new pad will commence in January 2010.  On October 1, 2009, the Company committed to the procurement of a new secondary crusher for the El Chanate mine.  The cost for this equipment is approximately $1,000 with one-third due upon execution of the sales order, one-third due in 30 days and one-third upon shipment.  Cash used in investing activities during the three months ended October 31, 2008, amounted to approximately was $2,027, primarily from the acquisition of mobile equipment, conveyors and ADR plant equipment, including the carbon regeneration kiln.

Financing Activities

Cash used in financing activities during the three months ended October 31, 2009 amounted to approximately $846, primarily from the repayment of the Credit Agreement in the amount of $900.  We also received proceeds of approximately $53 in the current period from the issuance of common stock upon the exercising of 125,000 options.  Cash used in financing activities during the three months ended October 31, 2008 amounted to approximately $1,126, primarily from the repayment of the note payable in the amount of $1,125.

Term loan and Revolving Credit Facility

In September 2008, we closed an Amended And Restated Credit Agreement (the “Credit Agreement”) involving our wholly-owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), us, as guarantor, and Standard Bank PLC (“Standard Bank”), as the lender.  The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006.  Under the CreditAgreement, MSR and Oro borrowed money in an aggregate principal amount of up to $12,500 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico.  We guaranteed the repayment of the Term Loan and the performance of the obligations under the Credit Agreement.  As of October 31, 2009, the outstanding amount on the term note was $7,100 and accrued interest on this agreement was approximately $17.

Term Loan principal shall be repaid quarterly and commenced on September 30, 2008 and consisted of four payments in the amount of $1,125, followed by eight payments in the amount of $900 and two final payments in the amount of $400. There is no prepayment fee.  Principal under the Term Loan shall bear interest at a rate per annum equal to the LIBOR Rate, as defined in the Credit Agreement, for the applicable Interest Period plus the Applicable Margin. An Interest Period can be one, two, three or six months, at the option of the Borrowers. The Applicable Margin for the Term Loan is 2.5% per annum Pursuant to the terms of the Credit Agreement, operating accounts remain subject to an account pledge agreement between MSR and Standard Bank.

The Loan is secured by all of the tangible and intangible assets and property owned by MSR and Oro.  As additional collateral for the Loan, the Company, together with its subsidiary, Leadville Mining & Milling Holding Corporation, pledged all of its ownership interest in MSR and Oro.

On September 17, 2009, our $5,000 revolving loan contained within the Credit Agreement expired. The Company had not drawn on this facility during the term period and determined that during that time it was not cost beneficial to maintain the revolving loan on a going forward basis.

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

As of October 31, 2009, we and our related entities were in compliance with all debt covenants and default provisions.

Environmental and Permitting Issues

Management does not expect that environmental issues will have an adverse material effect on our liquidity or earnings.  The Company complies with all laws, rules and regulations concerning mining, environmental, health, zoning and historical preservation issues and we are not aware of any environmental at the El Chanate concessions.  We have received the required Mexican government permits for operations.  Any revisions to our mine plan may require us to amend the permits.

We received the annual extension to the explosive use permit from the relevant authorities.  The permit is valid through December 2009.

We include environmental and reclamation costs on an ongoing basis, in our revenue and cost projections.  No assurance can be given that environmental regulations will not be revised by the Mexican authorities in the future.  As of October 31, 2009, we have estimated the reclamation costs for the El Chanate site to be approximately $3,200.  Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and closure costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site.  We reviewed the estimated present value of the El Chanate mine reclamation and closure costs as of July 31, 2009.  This resulted in an accrual for reclamation obligations as of July 31, 2009 of $1,594 relating to mineral properties in accordance with ASC guidance for asset retirement and environmental obligations.  As of October 31, 2009, our reclamation and remediation liability was $1,652.

Recently IssuedAccounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1. Financial Statements above.

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

Ore on Leach Pads

The recovery of gold from ore is achieved through the heap leaching process. Under this method, ore is placed on leach pads where it is treated with a chemical solution, which dissolves the gold contained in the ore. The resulting “pregnant” solution is further processed in a processing plant that extracts gold from this solution producing gold doré. Costs are applied to ore on leach pads based on current mining costs, including applicable depreciation, depletion and amortization relating to the mining operation. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and closure costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at our mine site in accordance with ASC guidance for asset retirement and environmental obligations.

Deferred Financing Costs

Deferred financing costs which were included in other assets and a component of stockholders’ equity relate to costs incurred in connection with bank borrowings and are amortized over the term of the related borrowings.

Intangible Assets

Purchased intangible assets consisting of rights of way, easements, net profit interests, etc. are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the units of production method. It is our policy to assess periodically the carrying amount of our purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with ASC guidance for goodwill and other intangibles. There was no impairment at October 31, 2009.

Fair Value of Financial Instruments

The carrying value of our financial instruments, including cash and cash equivalents, loans receivable and accounts payable approximated fair value because of the short maturity of these instruments.

Revenue Recognition

Revenue is recognized from the sale of gold doré when persuasive evidence of an arrangement exists, the price is determinable, the product has been shipped to the refinery, the title has been transferred to the customer and collection of the sales price is reasonably assured from the customer.  The Company sells its precious metal content to a financial institution. Revenues are determined by selling the precious metal content at the spot price. Sales are calculated based upon assay of the doré’s precious metal content and its weight.  The Company sells approximately 95% of the precious metal content contained within the doré from the refinery based upon the preliminary assay of the Company. The residual ounces are sold upon obtaining the final assay and settlement for the shipment. The Company forwards an irrevocable transfer letter to the refinery to authorize the transfer of the precious metal content to the customer.  The sale is recorded by the Company upon the refinery pledging the precious metal content to the customer.  The Company waits until the doré precious metal content is pledged to the customer at the refinery to recognize the sale because collectability is not ensured until the doré precious metal content is pledged.  The sale price is not subject to change subsequent to the initial revenue recognition date.

Revenues from by-product sales, which consists of silver, will be credited to Costs applicable to sales as a by-product credit.  By-product sales amounted to $254 and $297 for the three months ended October 31, 2009 and 2008.

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

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. In accordance with ASC guidance for income taxes, the measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Equity Based Compensation

In connection with offers of employment to our executives as well as in consideration for agreements with certain consultants, we issue options and warrants to acquire our common stock. Employee and non-employee awards are made in the discretion of the Board of Directors.

We account for stock compensation under ASC guidance for compensation – stock compensation, which requires the Company to expense the cost of employees services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense must be recognized ratably over the requisite service period following the date of grant.

Accounting for Derivatives and Hedging Activities

On October 11, 2006, prior to our initial draw on the CreditAgreement, we entered into interest rate swap agreements in accordance with the terms of the CreditAgreement, which requires that we hedge at least 50% of our outstanding debt under thisagreement.  The agreements entered into cover $9,375 or 75% of the outstanding debt. Both swaps covered this same notional amount of $9,375, but over different time horizons.  The first covered the six months that commenced on  October 11, 2006 and terminated on March 31, 2007 and the second covers the period from March 30, 2007 through December 31, 2010. We intend to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as we deem appropriate.  However, any use of interest rate derivatives will be restricted to use for risk management purposes.

We used variable-rate debt to finance a portion of the El Chanate Project. Variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates.  As a result of these arrangements, we will continuously monitor changes in interest rate exposures and evaluate hedging opportunities. Our risk management policy permits us to use any combination of interest rate swaps, futures, options, caps and similar instruments, for the purpose of fixing interest rates on all or a portion of variable rate debt, establishing caps or maximum effective interest rates, or otherwise constraining interest expenses to minimize the variability of these effects.

The interest rate swap agreements are accounted for as cash flow hedges, whereby “effective” hedge gains or losses are initially recorded in other comprehensive income and later reclassified to the interest expense component of earnings coincidently with the earnings impact of the interest expenses being hedged. “Ineffective” hedge results are immediately recorded in earnings also under interest expense.  No component of hedge results is excluded from the assessment of hedge effectiveness.

We are exposed to credit losses in the event of non-performance by counterparties to these interest rate swap agreements, but we do not expect any of the counterparties to fail to meet their obligations. To manage credit risks, we select counterparties based on credit ratings, limit our exposure to a single counterparty under defined guidelines, and monitor the market position with each counterparty as required by ASC guidance for derivatives and hedging.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Interest Rate Swap Contracts

On October 11, 2006, prior to our initial draw on the Credit Agreement, we entered into interest rate swap agreements in accordance with the terms of the Credit Agreement.  Although the Credit Agreement requires that we hedge at least 50% of our outstanding debt under thisagreement, we elected to cover $9,375 or 75% of the outstanding debt.  The termination date on our existing swap position is December 31, 2010.  However, we intend to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as we deem appropriate.  In any case, our use of interest rate derivatives will be restricted to use for risk management purposes.

Market Risk Disclosures
October 31, 2009
(in thousands)

Instruments entered into for hedging purposes -

Type of Derivative	Notional Size		Fixed Price or Strike Price	Underlying Price	Termination or Expiration	Fair Value

Interest Rate Swaps	$3,938	(1)	5.30%	3 Mo. USD LIBOR	12/31/2010	$(154)

(1) The value shown reflects the notional as of October 31, 2009. Over the term of the swap, the notional amortizes, dropping to approximately $656.

As of October 31, 2009, the dollar value of a basis point for this interest rate swap was approximately $239, suggesting that a one-basis point rise (fall) of the yield curve would likely foster an increase (decrease) in the interest rate swaps value by approximately $239.  Because hedge accounting is applied, the contract serves to lock in a fixed rate of interest for the portion of the variable rate debt equal to the swap's notional size.  The swap covers only 75% of our variable rate exposure.

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

Our Credit Agreement with Standard Bank plc (“Standard Bank”) imposes restrictive covenants on us.

Our Credit Agreement with Standard Bank requires us, among other obligations, to meet certain financial covenants including, but not limited to, (i) a ratio of current assets to current liabilities at all times greater than or equal to 1.20:1.00, (ii) a quarterly minimum tangible net worth at all times of at least U.S.$15,000,000, and (iii) a quarterly average minimum liquidity of U.S.$500,000.  In addition, the Credit Agreement restricts, among other things, our ability to incur additional debt, create liens on our property, dispose of any assets, merge with other companies, enter into hedge agreements, organize or invest in subsidiaries or make any investments above a certain dollar limit.  A failure to comply with the restrictions contained in the Credit Agreeement could lead to an event of default thereunder which could result in an acceleration of such indebtedness.

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

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold.  Gold prices fluctuate on a daily basis.  During the twelve months ended October 31, 2009, the spot price for gold on the London Exchange has fluctuated between $713.50 and $1,061.75 per ounce.  Gold prices are affected by numerous factors beyond our control, including:

•	Industrial and commercial demand for gold,
•	the level of interest rates,
•	the rate of inflation,
•	central bank sales,
•	world supply of gold and
•	stability of exchange rates.

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

We have entered into interest rate swap agreements.  The terms of our Credit Agreement with Standard Bank required that we hedge at least 50% of our outstanding loan balance.  There can be no assurance that we will be able to successfully hedge against interest rate fluctuations.

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

As we currently do not enter into forward sales, commodity, derivatives or hedging arrangements with respect to our future gold production, we are exposed to the impact of any significant decrease in the gold price.

 As a general rule, we sell our gold at the prevailing market price. Currently, we generally do not enter into forward sales, commodity, derivative or hedging arrangements to establish a price in advance for the sale of future gold production, although we may do so in the future. As a result, we may realize the benefit of any short-term increase in the gold price, but are not protected against decreases in the gold price, and if the gold price decreases significantly, our revenues may be materially adversely affected.

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

Gold is a non-renewable resource and gold mines continue to deplete their reserves while in operation.  They eventually become deplete of ore or become uneconomical to sustain mining operations.  The acquisition of gold properties and their exploration and development are subject to intense competition. Companies with greater financial resources and larger staffs for exploration and development may be in a better position than us to compete for such mineral properties.  If we are unable to find, develop and economically mine new properties, we most likely will not be able to be profitable on a long-term basis.

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

None.

Item 3.                Defaults Upon Senior Securities.

None.

Item 4                 Submission of Matters to a Vote of Security Holders.

None.

Item 5.                Other Information.

None.

Item 6.                Exhibits.

23.1	Consent of SRK Consulting (U.S.), Inc.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.