Form 10-Q
period 2010-01-31
CAPITAL GOLD CORP
filed 2010-03-12
CIK 726845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at March 3, 2010

Common Stock, par value $.0001 per share	48,497,173

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three and six months ended January 31, 2010.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2009.

The results reflected for the three and six months ended January 31, 2010 are not necessarily indicative of the results for the entire fiscal year ending July 31, 2010.

As discussed more fully in Note 1 to the accompanying condensed consolidated financial statements, the financial information as of the fiscal year ended July 31, 2009 and for the three and six months ended January 31, 2009 has been recast so that the basis of presentation is consistent with that of the financial information as of January 31, 2010 and for the three and six months ended January 31, 2010. This recast reflects a 1-for-4 reverse stock split of the Company’s common stock that became effective on January 25, 2010.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except for share and per share amounts)

	January 31, 2010 (unaudited)	July 31, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,943	$6,448
Accounts Receivable	2,417	2,027
Ore on Leach Pads (Note 6)	26,397	20,024
Material and Supply Inventories (Note 5)	1,712	1,381
Deposits (Note 7)	129	26
Marketable Securities (Note 4)	35	35
Prepaid Expenses	380	277
Loans Receivable – Affiliate (Note 12 and 16)	30	33
Other Current Assets (Note 8)	1,050	1,042
Total Current Assets	37,093	31,293

Mining Concessions (Note 11)	52	51
Property & Equipment – net (Note 9)	24,725	22,417
Intangible Assets – net (Note 10)	686	318
Other Assets:
Investment (Note 13)	500	-
Deferred Financing Costs	482	424
Deferred Tax Asset (Note 21)	32	32
Security Deposits	66	66
Total Other Assets	1,080	522
Total Assets	$63,636	$54,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,427	$988
Accrued Expenses (Note 20)	4,435	1,633
Derivative Contracts (Note 19)	112	193
Deferred Tax Liability (Note 21)	4,279	4,233
Current Portion of Long-term Debt (Note 18)	3,600	3,600
Total Current Liabilities	13,853	10,647

Reclamation and Remediation Liabilities (Note 14)	1,854	1,594
Other liabilities	79	78
Long-term Debt (Note 18)	2,600	4,400
Total Long-term Liabilities	4,533	6,072

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, Par Value $.0001 Per Share; Authorized 75,000,000 shares; Issued and Outstanding 48,497,173 and 48,463,406 shares, respectively	5	5
Additional Paid-In Capital	64,810	64,071
Accumulated Deficit	(16,205)	(22,089)
Deferred Financing Costs	(1,406)	(1,808)
Deferred Compensation	(157)	(319)
Accumulated Other Comprehensive Income (Note 15)	(1,797)	(1,978)
Total Stockholders’ Equity	45,250	37,882
Total Liabilities and Stockholders’ Equity	$63,636	$54,601

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The Three Months Ended
	January 31,
	2010	2009
Revenues
Sales – Gold, net	$13,228	$11,369
Costs and Expenses:
Costs Applicable to Sales	4,625	3,655
Depreciation and Amortization	866	755
General and Administrative	2,031	1,061
Exploration	349	406
Total Costs and Expenses	7,871	5,877
Income from Operations	5,357	5,492

Other Income (Expense):
Interest Income	4	11
Interest Expense	(102)	(227)
Other Expense	(37)	(24)
Loss on change in fair value of derivative	-	(274)
Total Other Expense	(135)	(514)

Income before Income Taxes	5,222	4,978

Income Tax Expense	(2,278)	(1,782)

Net Income	$2,944	$3,196

Income Per Common Share
Basic	$0.06	$0.07
Diluted	$0.06	$0.06

Basic Weighted Average Common Shares Outstanding	48,494,297	48,298,870
Diluted Weighted Average Common Shares Outstanding	49,976,904	49,676,532

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The Six Months Ended
	January 31,
	2010	2009
Revenues
Sales – Gold, net	$24,955	$20,544
Costs and Expenses:
Costs Applicable to Sales	8,735	6,697
Depreciation and Amortization	1,709	1,458
General and Administrative	3,660	2,438
Exploration	681	896
Total Costs and Expenses	14,785	11,489
Income from Operations	10,170	9,055

Other Income (Expense):
Interest Income	8	24
Interest Expense	(235)	(427)
Other Expense	(62)	(232)
Loss on change in fair value of derivative	-	(578)
Total Other Expense	(289)	(1,213)

Income before Income Taxes	9,881	7,842

Income Tax Expense	(3,997)	(2,709)

Net Income	$5,884	$5,133

Income Per Common Share
Basic	$0.12	$0.11
Diluted	$0.12	$0.10

Basic Weighted Average Common Shares Outstanding	48,505,818	48,278,255
Diluted Weighted Average Common Shares Outstanding	49,861,776	49,729,966

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except for share and per share amounts)

					Accumulated
			Additional		Other	Deferred		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Financing	Deferred	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Costs	Compensation	Equity

Balance at July 31, 2009	48,463,406	$5	$64,071	$(22,089)	$(1,978)	$(1,808)	$(319)	$37,882
Amortization of deferred finance costs	-	-	-	-	-	402	-	402
Equity based compensation	(41,667)	-	686	-	-	-	162	848
Common stock issued upon the exercising of options and warrants	75,434	-	53	-	-	-	-	53
Net income for the six months ended January 31, 2010	-	-	-	5,884	-		-	5,884
Change in fair value on interest rate swaps	-	-	-	-	81	-	-	81
Equity adjustment from foreign currency translation	-	-	-	-	100	-	-	100
Total comprehensive income	-	-	-	-	-	-	-	6,065
Balance at January 31, 2010	48,497,173	$5	$64,810	$(16,205)	$(1,797)	$(1,406)	$(157)	$45,250

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The
	Six Months Ended
	January 31,
	2010	2009
Cash Flow From Operating Activities:
Net Income	$5,884	$5,133
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,709	1,458
Accretion of Reclamation and Remediation	76	75
Loss on change in fair value of derivative	-	578
Equity Based Compensation	848	588
Changes in Operating Assets and Liabilities:
Decrease (increase) in Accounts Receivable	(390)	276
Decrease (increase) in Prepaid Expenses	(103)	22
Increase in Inventory	(6,175)	(852)
Increase in Other Current Assets	(8)	(709)
Increase in Deposits	(103)	(334)
Increase in Deferred Tax Asset	-	(195)
Increase (decrease) in Accounts Payable	439	(2)
Decrease in Derivative Liability	-	(572)
Increase (decrease) in Other Liability	1	(18)
Increase (decrease) in Reclamation and Remediation	184	(526)
Increase in Deferred Tax Liability	46	429
Increase in Accrued Expenses	2,802	1,663
Net Cash Provided By Operating Activities	5,210	7,014

Cash Flow From Investing Activities:
Purchase of Mining, Milling and Other Property and Equipment	(4,031)	(3,323)
Purchase of Intangibles	(391)	(180)
Investment in Privately Held Company	(500)	-
Net Cash Used in Investing Activities	(4,922)	(3,503)

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The
	Six Months Ended
	January 31,
	2010	2009

Cash Flow From Financing Activities:
Repayments from Affiliate, net	4	4
Payment of Deferred Finance Costs	(150)	-
Repayments on Notes Payable	(1,800)	(2,250)
Proceeds From Issuance of Common Stock	53	121
Net Cash Used in Financing Activities	(1,893)	(2,125)
Effect of Exchange Rate Changes	100	(3,530)
(Decrease) Increase In Cash and Cash Equivalents	(1,505)	(2,144)
Cash and Cash Equivalents - Beginning	6,448	10,992
Cash and Cash Equivalents – Ending	4,943	$8,848

Supplemental Cash Flow Information:
Cash Paid For Interest	$242	$465
Cash Paid For Income Taxes	$2,156	$1,569
Non-Cash Financing Activities:
Change in Fair Value of Derivative Instrument	$81	$51

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position and results of operations and cash flows for the periods presented. They include the accounts of Capital Gold Corporation and its wholly owned and majority owned subsidiaries, Leadville Mining and Milling Holding Corporation, Minera Santa Rita, S.A de R.L. de C.V.(“MSR”) and Oro de Altar S. de R. L. de C.V. (“Oro”) as well as the accounts within Caborca Industrial S.A. de C.V. (“Caborca Industrial”), a Mexican corporation that is 100% owned by two of the Company’s officers and directors for mining support services. These services include, but are not limited to, the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at slightly above cost.  This entity is considered a variable interest entity in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") guidance for consolidation accounting.

All significant intercompany accounts and transactions are eliminated in consolidation.  Certain items in these financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s balance sheet, results of operations, stockholders’ equity or cash flows.

The financial information in the accompanying condensed consolidated financial statements as of the fiscal year ended July 31, 2009 and for the three and six months ended January 31, 2009 has been recast so that the basis of presentation is consistent with that of the financial information as of January 31, 2010 and for the three and six months ended January 31, 2010. This recast reflects a 1-for-4 reverse stock split of the Company’s common stock that became effective on January 25, 2010.

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

Share-Based Payment Transactions

Effective August 1, 2009, the Company adopted a provision in accordance with ASC guidance for earnings per share (originally issued as FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”).  This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share under the two-class method. The adoption of the ASC did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

Fair Value Measurements

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3. The updated guidance is effective for the Company’s interim reporting period beginning February 1, 2010, with the exception of the Level 3 disaggregation, which is effective for the fiscal years beginning August 1, 2011. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

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

Equity Method Investment

In November 2008, the ASC guidance for equity method and joint venture investments was updated to clarify the accounting for certain transactions and impairment considerations involving equity method investments. The intent is to provide guidance on: (i) determining the initial measurement of an equity method investment, (ii) recognizing other-than-temporary impairments of an equity method investment and (iii) accounting for an equity method investee’s issuance of shares. The updated guidance was effective for the Company’s fiscal year beginning August 1, 2009 and was applied prospectively. The Company will apply the updated guidance to the Company’s investments prospectively.

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

Such options and warrants may be exercisable at varying exercise prices currently ranging from $1.40 to $3.60 per share of common stock. Certain of these grants are exercisable immediately upon grant while others vest. Certain grants have vested or are vesting over a period of between three to five years. Also, certain grants contain a provision whereby they become immediately exercisable upon a change of control.

The Company accounts for stock compensation under ASC guidance for compensation – stock compensation, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense must be recognized over the requisite service period following the date of grant.

The Company accounts for non-employee equity based awards in which goods or services are the consideration received for the equity instruments issued at their fair value.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield and expected life. The estimate of the number of forfeitures considers historical employee turnover rates and expectations about the future. The estimated per share weighted average grant-date fair values of stock options and warrants granted during the six months ended January 31, 2010, and 2009 were $2.16 and $1.10. The fair values of the options and warrants granted were estimated based on the following weighted average assumptions:

	Six months ended January 31,
	2010	2009

Expected volatility	71.25%	79.72%
Risk-free interest rate	2.48%	0.86-1.56%
Expected dividend yield	-	-
Expected life	5.0 years	2.0 – 5.0 years
Forfeiture rate	-	-

Stock option activity for employees during the fiscal years ended July 31, 2009 and 2008, and six months ended January 31, 2010 are as follows (all tables in thousands, except for option, price and term data):

	Number of Options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Outstanding at July 31, 2007	625,000	$1.36	1.20	$255
Options granted*	625,000	2.52	-	-
Options exercised	(362,500)	1.28	-	-
Options expired	-	-	-	-
Outstanding at July 31, 2008	887,500	$2.20	4.00	$334
Options granted*	250,000	1.96	-	-
Options exercised	(176,432)	1.48	-	-
Options expired	(86,068)	1.40	-	-
Options outstanding at July 31, 2009	875,000	$2.36	5.18	$70
Options granted*	500,000	$3.60	-	-
Options exercised	(26,932)	2.18	-	-
Options expired	(223,068)	2.25	-	-
Options outstanding at January 31, 2010	1,125,000	$2.94	4.83	$3
Options exercisable at January 31, 2010	550,014	$2.76	4.78	$98

* Issuances under 2006 Equity Incentive Plan.

Unvested stock option balances for employees at January 31, 2010 are as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value

Outstanding at July 31, 2007	37,500	$1.28	1.67	$17
Options granted	625,000	2.52	-	-
Options vested	(225,000)	2.32	-	-
Unvested Options Outstanding at July 31, 2008	437,500	$2.52	4.49	$8
Options granted	250,000	1.96	-	-
Options vested	(250,000)	2.24	-	-
Unvested Options outstanding at July 31, 2009	437,500	$2.36	5.18	$35
Options granted	500,000	3.60	-	-
Options vested	(237,515)	3.23	-	-
Options expired	(125,000)	2.24	-	-
Unvested Options outstanding at January 31, 2010	574,985	$3.11	4.88	$-

Stock option and warrant activity for non-employees during the years ended July 31, 2009 and 2008, and six months ended January 31, 2010 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Warrants and options outstanding at July 31, 2007	5,633,886	$1.32	1.48	$2,578
Options granted*	428,750	2.64
Options exercised	(5,388,886)	1.32	-	-
Options expired	(170,000)	1.20	-	-
Warrants and options outstanding at July 31, 2008	503,750	$2.48	3.54	$54
Options granted	350,000	2.00	-	-
Options exercised	(37,500)	1.56	-	-
Options expired	(37,500)	1.56	-	-
Warrants and options outstanding at July 31, 2009	778,750	$2.36	3.36	$73
Options granted	187,500	3.60	-	-
Options exercised	(48,502)	1.77	-	-
Options expired	(266,916)	2.18	-	-
Warrants and options outstanding at January 31, 2010	650,832	$2.82	3.12	$204
Warrants and options exercisable at January 31, 2010	467,482	$2.80	1.84	$65

* 278,750 issued under 2006 Equity Incentive Plan.

Unvested stock option balances for non-employees at January 31, 2010 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Outstanding at July 31, 2007	-	-	-	-
Options granted	162,500	2.52	-	-
Options vested	(48,750)	2.52	-	-
Outstanding at July 31, 2008	113,750	$2.52	4.49	$3
Options granted	318,750	1.96	-	-
Options vested	(191,875)	2.04	-	-
Outstanding at July 31, 2009	240,625	$2.16	4.88	$70
Options granted	187,500	3.60	-	-
Options vested	(129,152)	3.07	-	-
Options expired	(115,625)	2.35	-	-
Unvested options outstanding at January 31, 2010	183,348	$2.85	4.55	$16

The impact on the Company’s results of operations of recording equity based compensation for the six months ended January 31, 2010 and 2009, for employees and non-employees was approximately $848 and $588 and reduced earnings per share by $0.02 and $0.01 per basic and diluted share, for each period, respectively.  The Company has not recognized any tax benefit or expense for the six months ended January 31, 2010 and 2009, related to these items due to the Company’s net operating losses and corresponding valuation allowance within the U.S. (See Note 21).

As of January 31, 2010, there was approximately $1,167 of unrecognized equity based compensation cost related to options granted which have not yet vested.

NOTE 4 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

	(in thousands)
	January 31, 2010	July 31, 2009
Marketable equity securities, at cost	$50	$50
Marketable equity securities, at fair value (See Notes 12 & 14)	$35	$35

NOTE 5 – Material and Supplies Inventories

	(in thousands)
	January 31, 2010	July 31, 2009
Materials, supplies and other	$1,712	$1,381
Total	$1,712	$1,381

NOTE 6 - Ore on Leach Pads and Inventories (“In-Process Inventory”)

	(in thousands)
	January 31, 2010	July 31, 2009
Ore on leach pads	$26,397	$20,024
Total	$26,397	$20,024

Costs that are incurred in or benefit the productive process are accumulated as ore on leach pads and inventories. Ore on leach pads and inventories are carried at the lower of average cost or market. The current portion of ore on leach pads and inventories is determined based on the amounts to be processed within the next 12 months.

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific processing facility. In-process material are measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines and/or leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

NOTE 7 – Deposits

Deposits are classified as current assets and represent payments made on mining equipment for the Company’s El Chanate Project in Sonora, Mexico. Deposits are summarized as follows:

	(in thousands)
	January 31, 2010	July 31, 2009
Equipment deposits	$129	$26
Total Deposits	$129	$26

NOTE 8 – Other Current Assets

Other current assets consist of the following:

	(in thousands)
	January 31, 2010	July 31, 2009
Value added tax to be refunded	$1,050	$1,032
Other	-	10
Total Other Current Assets	$1,050	$1,042

NOTE 9 – Property and Equipment

Property and Equipment consist of the following:

	(in thousands)
	January 31, 2010	July 31, 2009
Process equipment and facilities	$29,825	$26,477
Mining equipment	2,494	2,248
Mineral properties	175	175
Construction in progress	492	70
Computer and office equipment	397	389
Improvements	16	16
Furniture	47	47
Total	33,446	29,422
Less: accumulated depreciation	(8,721)	(7,005)
Property and equipment, net	$24,725	$22,417

Depreciation expense for the six months ended January 31, 2010 and 2009 was approximately $1,716 and $1,681, respectively.

NOTE 10 - Intangible Assets

Intangible assets consist of the following:

	(in thousands)
	January 31, 2010	July 31, 2009
Water Rights	510	241
Reforestation fee	195	73
Mobilization Payment to Mineral Contractor	70	70
Investment in Right of Way	18	18
Total	793	402
Accumulated Amortization	(107)	(84)
Intangible assets, net	$686	$318

Purchased intangible assets consisting of rights of way, water rights, easements, net profit interests, etc. are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the Units of Production (“UOP”) method. It is the Company’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with ASC guidance for goodwill and other intangibles. There was no impairment at January 31, 2010.

Amortization expense for the six months ended January 31, 2010 and 2009 was approximately $23 and $19, respectively.

NOTE 11 - Mining Concessions

Mining concessions consists of the following:

	(in thousands)
	January 31, 2010	July 31, 2009
El Chanate	$49	$45
El Charro	25	25
Total	74	70
Less: accumulated amortization	(22)	(19)
Total	$52	$51

The El Chanate concessions are carried at historical cost and are being amortized using the UOP method. Amortization expense for the six months ended January 31, 2010 and 2009 was approximately $3 and $5, respectively.

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

NOTE 13 - Investment

On January 25, 2010, the Company entered into a Collateral Agreement (the “Collateral Agreement”) with Metal Recovery Solutions, LLC (“MRS”), a privately-held Nevada company, in which it is proposed that the Company will acquire twenty-five percent of all of the issued and outstanding equity of MRS for aggregate investment of $2,000.

The Collateral Agreement required the Company to promptly pay $500 to MRS, with the Company’s intention to invest the remaining $1,500 being set forth in a letter of intent (the “LOI”) entered into on January 25, 2010, the material terms of which are non-binding. The Company’s obligation to invest the remaining $1,500 will only arise if the Company and MRS sign a definitive Investment Agreement (the “Investment Agreement”) pursuant to which it is contemplated that such remaining funds will be invested in stages, according to milestones that MRS is expected to reach in the deployment of a gold recovery technology pilot program at the Company’s El Chanate mine.

The consummation of the Investment Agreement is contingent upon MRS meeting certain requirements, including requirements with respect to its budget, business plan, securing the employment of its founders and securing rights to certain technology. The Investment Agreement is also subject to final approval by the Board of Directors of the Company and the managers of MRS.  The Company expects to consummate the Investment Agreement in March 2010; however, no assurance can be given that the Investment Agreement will be consummated, and if it is, the final terms may differ from that of the LOI.

In the event that the Investment Agreement is not consummated, the Collateral Agreement provides that the $500 payment to MRS will be repaid with interest. Such repayment is secured by cash flows from MRS’s Consulting / Services Agreement with a third-party gold mining company, the expected value of which is $1,275 to MRS (see Note 16).

NOTE 14 - Reclamations and Remediation Liabilities (“Asset Retirement Obligations”)

The Company includes environmental and reclamation costs on an ongoing basis, in our internal revenue and cost projections.  No assurance can be given that environmental regulations will not be changed in a manner that would adversely affect the Company’s planned operations.  As of January 31, 2010, we estimated the reclamation costs for the El Chanate site to be approximately $3,766.  Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs.  The Asset Retirement Obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the Asset Retirement Obligation at each mine site.  The Company reviewed the estimated present value of the El Chanate mine reclamation and closure costs as of January 31, 2010 primarily due to the addition of the new leach pad.  As of January 31, 2010, approximately $1,854 was accrued for reclamation obligations relating to mineral properties in accordance with ASC guidance for asset retirement and environmental obligations.

The following is a reconciliation of the liability for long-term Asset Retirement Obligations for the six months ended January 31, 2010:

(in thousands)

Balance as of July 31, 2009	$1,594
Additions, changes in estimates and other	299
Liabilities settled	(115)
Accretion expense	76
Balance as of January 31, 2010	$1,854

NOTE 15 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) consists of foreign currency translation gains and losses, unrealized gains and losses on marketable securities and fair value changes on derivative instruments and is summarized as follows:

	Foreign currency items	Unrealized gain (loss) on securities	Change in fair value of interest rate swaps	Accumulated other comprehensive income

Balance as of July 31, 2009	$(2,050)	$(15)	$87	$(1,978)
Income (loss)	100	-	81	181
Balance as of January 31, 2010	$(1,950)	$(15)	$168	$(1,797)

The Company has not recognized any income tax benefit or expense associated with other comprehensive income items for the year ended July 31, 2009 and the six months ended January 31, 2010 due to the existence of net operating losses.

NOTE 16 - Related Party Transactions

In August 2002, the Company purchased marketable equity securities of a related company. The Company recorded approximately $4 and $4 in expense reimbursements including office rent from this entity for the six months ended January 31, 2010, and 2009, respectively (see Notes 4 and 12).

The Company utilizes Caborca Industrial, a Mexican corporation that is 100% owned by Gifford A. Dieterle, the Company’s Chief Executive Officer, and another officer and director of the Company. These services include but are not limited to the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at slightly above cost. Mining expenses charged by Caborca Industrial and eliminated upon consolidation amounted to approximately $2,578 and $2,387 for the six months ended January 31, 2010 and 2009, respectively.

The Company incurred approximately $6 and $11 during the six months ended January 31, 2010 and 2009, respectively, for services provided related to marketing materials. The firm providing the services is owned and operated by relatives of the Company’s President and COO, John Brownlie.

On January 19, 2010, the Compensation Committee of the Board of Directors of the Company approved a new employment agreement (the “Agreement”) for John Brownlie, the Company’s President, Chief Operating Officer and a Director of the Company. The term of the agreement is for three years commencing January 19, 2010, and will automatically extend for consecutive one-year terms unless Mr. Brownlie or the Company notifies the other party that it does not wish to extend the Agreement. The Agreement provides for an initial base salary to Mr. Brownlie of $275 plus an immediate payment of $375 for reaching certain milestones. The Agreement provides for an additional payment upon the accomplishment of other goals. The Agreement also grants Mr. Brownlie 500,000 stock options.  The exercise price of the stock options is $3.60 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  The Company utilized the Black-Scholes method to fair value the 500,000 options.  For the six months ended January 31, 2010, the Company recorded approximately $373 in equity compensation expense on the vested portion of these stock options.  The grant date fair value of each stock option was $2.16.  The stock options have a term of five years and vest as follows: one-third vested upon issuance and the balance vests on a one-third basis annually thereafter.

On January 25, 2010, the Company entered into a Collateral Agreement (the “Collateral Agreement”) with Metal Recovery Solutions, LLC (“MRS”), a privately-held Nevada company, in which it is proposed that the Company will acquire twenty-five percent of all of the issued and outstanding equity of MRS for aggregate investment of $2,000. The Collateral Agreement required the Company to promptly pay $500 to MRS, with the Company’s intention to invest the remaining $1,500 being set forth in a letter of intent (the “LOI”) entered into on January 25, 2010, the material terms of which are non-binding. As part of the agreement ORO Recovery Solutions (“ORO Solutions”) will receive a grant of ten percent of all of the issued and outstanding equity of MRS.

NOTE 17 - Stockholders' Equity

Common Stock

The Company received proceeds of approximately $53 during the six months ended January 31, 2010 from the exercising of an aggregate of 31,250 options issued to officers and directors. The Company also issued 44,184 shares upon the cashless exercising of options during the six months ended January 31, 2010.

As part of the settlement agreement with the Company’s former Executive Vice-President, upon his termination without cause, the unvested portion of a previous restricted share grant of 41,667 shares was forfeited.

During the six months ended January 31, 2010 and 2009, the Company recorded approximately $848 and $588 in equity compensation expense related to the vesting of restricted stock grants and stock options, respectively.  As of January 31, 2010, the total compensation cost related to unvested restricted stock granted, but not yet recognized, was $157.

The Company accounts for non-employee equity based awards in which goods or services are the consideration received for the equity instruments issued at their fair value.

Stock Split

On January 25, 2010, the Company announced that, to meet minimum share price requirements in connection with its NYSE Amex listing, it effected a reverse stock split, with every four (4) shares of common stock of the Company issued and outstanding being converted into one (1) share of common stock. The reverse split was originally approved by shareholders at the Annual Shareholders Meeting held on October 31, 2008 and subsequently ratified by shareholders at the recent Annual Shareholders Meeting held on January 19, 2010.    No fractional common shares will be issued in connection with the reverse split. A holder of common shares, who otherwise would have been entitled to receive a fractional share as a result of the reverse split, will receive an amount in cash equal to the dollar amount multiplied by such fractional entitlement.

On February 1, 2010, the securities of Capital Gold Corporation were approved by the NYSE Amex LLC (the “Exchange”) for listing and registration.

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

The Plan authorizes the grant of non-qualified and incentive stock options, stock appreciation rights and restricted stock awards (each, an “Award”). A maximum of 4,375,000 shares of common stock are reserved for potential issuance pursuant to Awards under the Plan.  Unless sooner terminated, the Plan will continue in effect for a period of 10 years from its effective date.

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

On January 19, 2010, at the recommendation of the Compensation Committee of the Board of Directors, the Company’s Board of Directors approved the issuance of 500,000, 50,000, 50,000, 50,000 and 37,500 options to John Brownlie, Leonard J. Sojka, John Cutler Steven Cooper and Trey Wasser, respectively, aggregating 687,500 stock options under our 2006 Equity Incentive Plan. The stock options for John Brownlie and Trey Wasser have a term of five years and vest as follows: one-third vested upon issuance and the balance vests on a one-third basis annually thereafter. The stock options for Leonard J. Sojka, John Cutler, and Steven Cooper have a term of five years and vest 25,000 on January 19, 2010, 12,500 on January 19, 2011 and 12,500 on January 19, 2012.  The exercise price of the stock options is $3.60 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  The Company utilized the Black-Scholes method to fair value the 687,500 options received by these individuals totaling $1,486.  For the six months ended January 31, 2010, the Company recorded approximately $566 in equity compensation expense on the vested portion of these stock options. The grant date fair value of each stock option was $2.16.

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

NOTE 18 - Debt

Long term debt consists of the following:	(in thousands)
	January 31, 2010	July 31, 2009

Total long-term debt	$6,200	$8,000

Less current portion	3,600	3,600

Long-term debt	$2,600	$4,400

In September 2008, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) involving our wholly owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), the Company, as guarantor, and Standard Bank, as the lender. The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006.  Under the Credit Agreement, MSR and Oro borrowed money in an aggregate principal amount of up to US$12,500 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico.  The Company guaranteed the repayment of the Term Loan and the performance of the obligations under the Credit Agreement.  As of January 31, 2010 and 2009, the accrued interest on the Term Loan was approximately $14 and $34, respectively.

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

As of January 31, 2010, the Company and its related entities were in compliance with all debt covenants and default provisions.  The accounts of Caborca Industrial are not subject to the debt covenants and default provisions.

The Term Loan is secured by all of the tangible and intangible assets and property owned by MSR and Oro.  As additional collateral for the Loan, the Company, together with its subsidiary, Leadville Mining & Milling Holding Corporation, has pledged all of its ownership interest in MSR and Oro.

On September 17, 2009, our $5,000 revolving loan contained within the Credit Agreement expired. The Company had not drawn on this facility during the term period.

In December 2009, the Company executed a mandate letter with Standard Bank which set forth terms and conditions for amending the Credit Agreement to add a revolving loan of $15,000 to the existing Term Loan.  The revolving loan would have a term of one year and shall bear interest at a rate per annum equal to the LIBOR Rate, as defined in the Credit Agreement, for the applicable Interest Period plus the Applicable Margin. The Applicable Margin for the revolving loan is 3.0% per annum. There were no significant changes to the existing Term Loan. The revolving loan is subject to credit and regulatory approval as well as legal, regulatory, technical and financial due diligence.  We incurred an arrangement fee of $150 in connection with executing the mandate letter which will be amortized over the term of the revolving loan.

Future principal payments on the term loan are as follows (in thousands):

Fiscal Years Ending July 31,

2010	$1,800
2011	3,600
2012	800
$6,200

NOTE 19 - Sales Contracts, Commodity and Financial Instruments

Interest Rate Swap Agreements

On October 11, 2006, prior to our initial draw on the Credit Agreement, the Company entered into interest rate swap agreements covering about 75% of the expected variable rate debt exposure.  Only 50% coverage is required under the Credit Agreement.  The termination date on this swap position is December 31, 2010.  However, the Company intends to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as it deems appropriate.  In any case, the Company’s use of interest rate derivatives will be restricted to use for risk management purposes.

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

The following is a reconciliation of the derivative contract regarding the Company’s Interest Rate Swap agreements:

(in thousands)
Liability balance as of July 31, 2009	$193
Change in fair value of swap agreement	25
Net cash settlements	(106)
Liability balance as of January 31, 2010	$112

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

The Effect of Derivative Instruments on the Statement of Operations (in thousands):

Quarter Ended	Derivatives in Cash Flow Hedging Relationships	Effective Results Recognized in OCI	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Income	Ineffective Results Recognized in Earnings	Location of Ineffective Results
7/31/08	Interest Rate contracts	$19	Interest Income (Expense)	(49)	-	N/A
10/31/08	Interest Rate contracts	$(38)	Interest Income (Expense)	(38)	-	N/A
1/31/09	Interest Rate contracts	$(95)	Interest Income (Expense)	(35)	-	N/A
4/30/09	Interest Rate contracts	$(16)	Interest Income (Expense)	(55)	-	N/A
7/31/09	Interest Rate contracts	$(19)	Interest Income (Expense)	(55)	-	N/A
10/31/09	Interest Rate contracts	$(53)	Interest Income (Expense)	(53)	-	N/A
1/31/10	Interest Rate contracts	$(8)	Interest Income (Expense)	(48)	-	N/A

Fair Value of Derivative Instruments in a Statement of Financial Position and the Effect of Derivative Instruments on the Statement of Financial Performance (in thousands):

	Liability Derivatives
July 31, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$192
Derivatives designated as non-hedging instruments
Gold derivatives	Current Liabilities	$738

	Liability Derivatives
October 31, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$199
Derivatives designated as non- hedging instruments
Gold derivatives	Current Liabilities	$734

	Liability Derivatives
January 31, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$268
Derivatives designated as non-hedging instruments
Gold derivatives	Current Liabilities	$719

	Liability Derivatives
April 30, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$228

	Liability Derivatives
July 31, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$193
	Liability Derivatives
October 31, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$154
January 31, 2010	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$112

NOTE 20 – Accrued Expenses

Accrued expenses consist of the following:
	(in thousands)
	January 31, 2010	July 31, 2009
Net smelter return	$204	$212
Mining contract	280	30
Income tax payable	2,348	507
Utilities	141	128
Interest	14	21
Legal and professional	100	125
Salaries, wages and related benefits	756	533
Leach pad expansion	375	-
Deferred Financing Costs	150	-
Other liabilities	67	77
	$4,435	$1,633

NOTE 21 - Income Taxes

The Company’s Income tax (expense) benefit for the six months ended consisted of:

	(in thousands)		(in thousands)
	For The Three Months Ended		For The Six Months Ended
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009
Current:
United States	$-	$-	$-	$-
Foreign	(2,278)	(997)	(3,997)	(1,924)
	(2,278)	(997)	(3,997)	(1,924)
Deferred:
United States	-	-	-	-
Foreign	-	(785)	-	(785)
	-	(785)	-	(785)
Total	$(2,278)	$(1,782)	$(3,997)	$(2,709)

The Company’s Income (loss) before income tax for the six months ended consisted of:

	(in thousands)		(in thousands)
	For The Three Months Ended		For The Six Months Ended
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009

United States	$(2,317)	$(1,442)	$(4,224)	$(2,965)
Foreign	7,539	6,420	14,105	10,807
Total	$5,222	$4,978	$9,881	$7,842

The Company’s current intent is to permanently reinvest its foreign affiliate’s earnings; accordingly, no U.S. income taxes have been provided for the unremitted earnings of the Company’s foreign affiliate.

On October 1, 2007, the Mexican Government enacted legislation which introduces certain tax reforms as well as a new minimum flat tax system, which was effective for tax year 2008.  This new flat tax system integrates with the regular income tax system and is based on cash-basis net income that includes only certain receipts and expenditures.  The flat tax is set at 17.5% of cash-basis net income for tax year 2010, which increased from 17% for tax year 2009.  If the flat tax is positive, it is reduced by the regular income tax and any excess is paid as a supplement to the regular income tax.  For the tax year 2010, the Mexican Government introduced a reform where if the flat tax is negative, companies will not be permitted to reduce the income tax, as it may only serve to reduce the regular flat tax payable in that year or can be carried forward for a period of up to ten years to reduce any future flat tax.

On January 1, 2010, the Mexican government enacted legislation, which increases the regular income tax rate from 28% to 30%.  The regular income tax rate will decrease to 29% in 2013 and then back to 28% in 2014, according to legislation.

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

NOTE 22 - Fair Value Measurements

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

	Fair Value at January 31, 2010 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,792	$2,792	$-	$-
Marketable securities	35	35	-	-
	$2,827	$2,827	$-	$-
Liabilities:
Interest rate swap	112	-	112	-
	$112	$-	$112	$-

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

The Company has an interest rate swap contract to hedge a portion of the interest rate risk exposure on its outstanding loan balance. The interest rate swap related to the hedged portion of the Company’s debt is valued using pricing models which require inputs, including risk-free interest rates and credit spreads. Because the inputs are derived from observable market data, the hedged portion of the debt is classified within Level 2 of the fair value hierarchy.

NOTE 23 – Subsequent Events

On February 10, 2010, Capital Gold Corporation (the “Company”) entered into a business combination agreement (the “Business Combination Agreement”) with Nayarit Gold Inc., (“Nayarit”), a corporation organized under the Ontario Business Corporation Act (“OBCA”).  Pursuant to the terms of the Business Combination Agreement, the Company and Nayarit intend to effect an amalgamation (the “Amalgamation”) of Nayarit and a corporation, to be organized under the OBCA as a wholly-owned subsidiary of the Company (“Merger Sub”), to form a combined entity (“AmalgSub” or “Surviving Company”), with AmalgSub continuing as the surviving entity following the Amalgamation.  By virtue of the Amalgamation, the separate existence of each of Nayarit and Merger Sub shall thereupon cease, and AmalgSub, as the surviving company in the Amalgamation, shall continue its corporate existence under the OBCA as a wholly-owned subsidiary of the Company. Pursuant to the terms of the Business Combination Agreement, by virtue of the Amalgamation and without any action on the part of Nayarit or the holders of any securities of Nayarit, all of the Nayarit shares of common stock (the “Nayarit Common Shares”) issued and outstanding immediately prior to the consummation of the Business Combination Agreement (other than Nayarit Common Shares held by dissenting stockholders of Nayarit) shall become exchangeable into the Company’s common stock on the basis of 0.134048 shares of Company common stock for each one (1) Nayarit Common Share (the “Amalgamation Consideration”).  The Company anticipates closing this transaction in May 2010; however, no assurance can be given that the transaction will be consummated.

On February 1, 2010, the securities of Capital Gold Corporation were approved by the NYSE Amex LLC for listing and registration.

On March 11, 2010, the Company entered into an agreement with Gifford A. Dieterle , the Chief Executive Officer (“CEO”) of the Company  and Chairman of the Board, pursuant to which Mr. Dieterle resigned his position as CEO and Chairman of the Board, effective March 18, 2010. Pursuant to the agreement, Mr. Dieterle is to receive lump sum payments totaling approximately $376 in September 2010, and additional payments totaling approximately $288 during 2011. In addition, Mr. Dieterle will receive $100 in shares of the Company's common stock in September 2010.

Item 2.                   Management's Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except for per share and ounce amounts)

Cautionary Statement on Forward-Looking Statements

Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Certain of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  All statements other than statements of historical fact, included in this report regarding our financial position, business and plans or objectives for future operations are forward-looking statements.  Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding exploration, costs, grade, inventory, production and recovery rates, strip ratio, permitting, financing needs and the availability of financing on acceptable terms or other sources of funding are all forward-looking in nature.

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

On February 1, 2010, the securities of Capital Gold Corporation were approved by the NYSE Amex LLC for listing and registration.

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

Our proven and probable reserve tonnage has increased to 70.6 million metric tonnes with an average gold grade of 0.66 grams per tonne (77.8 million US short tons at 0.0193 ounces per ton). The proven and probable reserve has 1,504,000 contained ounces of gold. The open pit strip ratio for the life of mine is 2.88:1 (2.88 tonnes of waste to one tonne of ore).  For the next three years, we anticipate the open pit strip ratio will be consistent with our strip ratio experienced for the fiscal year ended July 31, 2009 (1.12:1). Determination of operational pre-stripping (increase in strip ratio) will be made after further geological drilling and determination of corporate strategy within the three year window of opportunity. There is also the potential to improve the life of mine strip ratio as the report identifies material within the pit design classified as waste that with additional drilling could be reclassified as ore. The updated pit design for the revised mine plan is based on a plant recovery of gold that varies by rock types, but is expected to average 58.25%. A gold price of US$800 (SEC three year average as of October 1, 2009) per ounce was used to re-estimate the reserves compared with a gold price of $750 per ounce used in the previous reserve estimate.  The stated proven and probable mineral reserves have been prepared in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum (CIM).  CIM definitions for proven and probable reserves convert directly from measured and indicated mineral resources with the application of appropriate economic parameters. These reserves are equivalent to proven and probable reserves as defined by the United States Securities and Exchange Commission (SEC) Industry Guide 7.

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

The life of mine plan used as the basis for the reserve is based on operating gold cutoff grades of 0.15 to 0.19 g/t, depending on the ore type to be processed.  The internal (in-pit) and break even cutoff grade calculations are as follows:

Cutoff Grade Calculation	Internal Cutoff Grade	Break Even Cutoff Grade
Basic Parameters
Gold Price	US$800/oz	US$800/oz
Gold Selling Cost (4% Royalty,	$25.258/oz	$25.258/oz
Refining, Transport, Silver Credit, etc)	58.25%	58.25%
Gold Recovery*

Operating Costs per Tonne of Ore
Mining		$1.08/tonne
Processing – Heap leach	$2.357/tonne	$2.357/tonne

Total	$2.357/tonne	$3.44/tonne

Cutoff Grade	Grams per Tonne	Grams per Tonne
Head Grade Cutoff (58.25% average
recovery)	0.15 g/t gold	0.24 g/t gold
Recovered Gold Grade Cutoff
	0.09 g/t gold	0.14 g/t gold

* Plant recovery of gold varies by rock type but weighted average gold recovery is expected to average 58.25% based on work done to date.

In August 2009, we initiated the construction of an additional leach pad area with capacity for eight million tonnes of ore, at a cost of approximately $3,300.  Permitting and site clearing has been completed, the construction contractor has completed the earthworks and the geomembrane liners have been applied to nearly all of the new leach pad area.  We initiated leaching of ore on the new leach pad as of December 31, 2009.  Golder Engineering of Tucson, Arizona is overseeing construction activities and quality control and assurance for the project. The construction schedule anticipates that construction will be complete in March 2010.  As of January 31, 2010, approximately half of these construction costs have been incurred.

In December 2009, we completed the procurement and commissioning of a new tertiary crusher for the El Chanate mine.  The cost for this equipment was approximately $1,075.

The following table represents a summary of our proven and probable mineral reserves.

Proven and probable mineral reserve (Ktonnes of ore)	January 31, 2010	July 31, 2009
Ore	-	-
Beginning balance (Ktonnes)	40,911	35,417
Additions	30,388	9,342
Reductions	(2,234)	(3,848)
Ending Balance	69,065	40,911

Contained gold
Beginning balance (thousand of ounces)	859	719
Additions	662	239
Reductions	(54)	(99)
Ending Balance	1,467	859

El Oso Project - Saric Properties – Sonora, Mexico

In April 2008, we leased 12 mining concessions totaling 1,789 hectares located northwest of Saric, Sonora. In addition, we own a claim for approximately 2,233 additional hectares adjacent to this property. The approximate 4,022 hectare area is accessible by paved roads and has cellular phone service from hilltops.  These concessions and this claim are about 60 miles northeast of the El Chanate project. Mineralization is evident throughout the concession group and is hosted by shear zones and stockwork quartz veins in volcanic and intrusive rocks. We have completed exploration work consisting of geological mapping, systematic geochemical sampling of rock and soils, geophysical surveys, trenching and 73 reverse circulation drill holes totaling 6,121 meters and more recently a one meter interval topographic survey over the concession area.  SRK of Lakewood, Colorado has visited the site and has monitored the quality assurance and quality control during these drill campaigns.  SRK will also assist on the next phase of the exploration program.  All of the drill hole samples have been assayed by ALS Chemex.  The ALS Chemex facility in Hermosillo does the sample preparation, and the assays are performed at the ALS Chemex’s Vancouver laboratory.

In January 2010, we initiated an additional drill campaign at Saric that consisted of 13 core holes totaling approximately 1,100 meters.  The drilling was completed on February 23, 2010 and targeted the existing mineralized structure to confirm the geologic interpretation and confirm the accuracy of previous reverse circulation drilling. The drill hole samples are being assayed by ALS Chemex.

The lease agreement required an initial payment of $45 upon execution of the lease.  We are required to pay an additional $250, consisting of ten payments of $25 every four months beginning six months after execution of the lease agreement. The agreement also contains an option to acquire the mining concessions for a cash payment of $1,500 at the end of the term (December 2010).  If we elect not to exercise this option, we would have the ability to mine the concessions by paying a 1% net smelter return to the owners of the leased concessions, capped at $3,000.  Prior payments made under this lease agreement would be deductible from the $3,000 cap.

We continue to investigate other exploration projects in northern Mexico and other locations.

Result of Operations

As discussed more fully in Note 1 to the accompanying condensed consolidated financial statements, the financial information as of the fiscal year ended July 31, 2009 and for the three and six months ended January 31, 2009 has been recast so that the basis of presentation is consistent with that of the financial information as of January 31, 2010 and for the three and six months ended January 31, 2010. This recast reflects a 1-for-4 reverse stock split of the Company’s common stock that became effective on January 25, 2010.

Three months ended January 31, 2010 compared to three months ended January 31, 2009

Net income for the three months ended January 31, 2010 and 2009 was approximately $2,944 and $3,196, respectively, representing a decrease of approximately $252 or 8% over the prior period.  Income before taxes was $5,222 and $4,978 for the three months ended January 31, 2010 and 2009, respectively, which represented an increase of 5%.  Income before taxes increased primarily as a result of higher revenues from a higher gold price being realized from ounces sold during the three months ended January 31, 2010, as compared to the same period a year ago.

Revenues & Costs Applicable to Sales

Gold sales for the three months ended January 31, 2010 totaled approximately $13,228 as compared to $11,369 in the prior period representing an increase of approximately $1,859 or 16%.  We sold 11,816 ounces at an average realizable price per ounce of approximately $1,119 in the current period.  We sold 13,277 ounces at an average realizable price per ounce of $856 during the same period last year.

Costs applicable to sales were approximately $4,625 and $3,655, respectively, for the three months ended January 31, 2010 and 2009, an increase of approximately $970 or 27%.  Cash costs were $372 per ounce of gold sold for the three months ended January 31, 2010 as compared to $251 for the three months ended January 31, 2009.   The primary reasons for this increase in cash cost per ounce sold in the current period is attributable to: 1) higher mining costs primarily due to an increase in tonnage mined, higher diesel fuel consumption and explosive costs as well as the impact of a price escalation within our mining contract with Sinergia, 2) higher leaching and ADR plant costs mainly due to an increase in consumption of certain chemicals, water and electricity as well as a price increase in cost of lime.  This increased consumption was mainly the result of increasing the solution flow through to the leach pad as we increased the level of lifts or height of the leach pad, 3) higher crushing costs due to an increased consumption of crushing supplies and parts.  This resulted from the addition of the new crushers as well as the increased tonnage put through the circuit, and 4) higher heavy equipment maintenance due to an increase in wear parts and tires for our equipment during the current quarter.  Total costs were $425 per ounce of gold sold for the three months ended January 31, 2010 as compared to $290 total cost in the prior period.  The primary reason for this increase in total costs was attributed to the same reason as detailed above for the increase in cash costs per ounce sold.

Revenues from by-product sales, which consist of silver, are credited to Costs applicable to sales as a by-product credit. By-product sales amounted to $290 and $225 for the three months ended January 31, 2010 and 2009, on silver ounces sold of 16,400 and 20,000, respectively.

Depreciation and Amortization

Depreciation and amortization expense during the three months ended January 31, 2010 and 2009 was approximately $866 and $755, respectively.  The primary reason for the increase of approximately $111, or 15%, in the current period was due to an increase in depreciation and amortization charges related to property, plant and equipment additions. Depreciation and amortization also includes amortization of deferred financing costs resulting from the credit arrangements entered into with Standard Bank.  This accounted for approximately $233 and $247 of depreciation and amortization expense during the three months ended January 31, 2010 and 2009, respectively.

General and Administration Expense

General and administrative expenses during the three months ended January 31, 2010 were approximately $2,031, an increase of approximately $970, or 91%, from the three months ended January 31, 2009. This increase resulted primarily from: 1) higher salaries and wages mainly due to a bonus payment during the current quarter to a Company executive, 2) higher legal fees in conjunction with the Nayarit transaction, and 3) higher equity compensation expense in the current period in conjunction with the issuance of stock options.

On January 19, 2010, at the recommendation of the Compensation Committee of the Board of Directors, our Board of Directors approved the issuance of 500,000, 50,000, 50,000, 50,000 and 37,500 options to John Brownlie, Leonard J. Sojka, John Cutler Steven Cooper and Trey Wasser, respectively, aggregating 687,500 stock options under our 2006 Equity Incentive Plan. The stock options for John Brownlie and Trey Wasser have a term of five years and vest as follows: one-third vested upon issuance and the balance vests on a one-third basis annually thereafter. The stock options for Leonard J. Sojka, John Cutler, and Steven Cooper have a term of five years and vest 25,000 on January 19, 2010, 12,500 on January 19, 2011 and 12,500 on January 19, 2012.  The exercise price of the stock options is $3.60 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  We utilized the Black-Scholes method to fair value the 687,500 options received by these individuals totaling $1,486.  For the three months ended January 31, 2010, we recorded approximately $566 in equity compensation expense on the vested portion of these stock options. The grant date fair value of each stock option was $2.16.

Exploration Expense

Exploration expense during the three months ended January 31, 2010 and 2009 was approximately $349 and $406, respectively, or a decrease of $57, or 14%.  The primary reason for the decrease can be attributed to the prior year containing exploration expense associated with a 10 hole, deep core drilling campaign at our El Chanate mine totaling 2,500 meters.  Both periods presented include activity associated with on-going exploration, drilling and geochemical work being conducted on our leased and owned concessions located northwest of Saric, Sonora.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the three months ended January 31, 2010 and 2009, was approximately $0 and $274, respectively, and was reflected as Other Expense. The primary reason for the decrease can be attributed to the close out, on February 24, 2009, with Standard Bank, Plc., of the remaining 58,233 ounces of gold hedged under the original Gold Price Protection arrangements originally entered into in March 2006.

Interest expense was approximately $102 for the three months ended January 31, 2010 compared to approximately $227 for the same period a year earlier.  This decrease was due to lower interest charges incurred during the current period, based on a lower average debt balance compared to the prior period.  As of January 31, 2010 and 2009, there was $6,200 and $10,250, respectively, outstanding on our term note with Standard Bank.

Six months ended January 31, 2010 compared to six months ended January 31, 2009

Net income for the six months ended January 31, 2010 and 2009 was approximately $5,884 and $5,133, respectively, representing an increase of approximately 15% over the prior period.  Income before taxes was $9,881 and $7,842 for the six months ended January 31, 2010 and 2009, respectively, which represented an increase of 26%.  Income before taxes increased primarily as a result of higher revenues from a higher gold price being realized from ounces sold during the six months ended January 31, 2010, as compared to the same period a year ago. Income tax expense increased in conjunction with the increase in net income before tax, which was anticipated.

Revenues & Costs Applicable to Sales

Gold sales for the six months ended January 31, 2010 totaled approximately $24,955 as compared to $20,544 in the prior period representing an increase of approximately $4,411 or 21%.  We sold 23,549 ounces at an average realizable price per ounce of approximately $1,060 in the current period.  We sold 24,690 ounces at an average realizable price per ounce of $832 during the same period last year.

Costs applicable to sales were approximately $8,735 and $6,697, respectively, for the six months ended January 31, 2010 and 2009, an increase of approximately $2,038 or 30%.  Cash costs were $355 per ounce of gold sold for the six months ended January 31, 2010 as compared to $260 for the six months ended January 31, 2009.   The primary reasons for this increase in cash cost per ounce sold in the current period is attributable to: 1)  higher leaching and ADR plant costs mainly due to an increase in consumption of certain chemicals, water and electricity as well as an increase in the price of lime.  This increased consumption was mainly the result of increasing the solution flow through to the leach pad as we increased the level of lifts or height of the leach pad, 2) higher mining costs primarily due to an increase in tonnage mined, higher diesel fuel consumption and explosive costs as well as the impact of a price escalation within our mining contract with Sinergia , and 3) higher crushing costs due to an increased consumption of crushing supplies and parts.  This resulted from the addition of the new crushers as well as the increased tonnage put through the circuit.  Total costs were $407 per ounce of gold sold for the six months ended January 31, 2010 as compared to $299 total cost in the prior period.  The primary reason for this increase in total costs was attributed to the same reason as detailed above for the increase in cash costs per ounce sold.

Revenues from by-product sales, which consist of silver, are credited to Costs applicable to sales as a by-product credit. By-product sales amounted to $544 and $524 for the six months ended January 31, 2010 and 2009, on silver ounces sold of 32,160 and 45,334, respectively.

Depreciation and Amortization

Depreciation and amortization expense during the six months ended January 31, 2010 and 2009 was approximately $1,709 and $1,458, respectively.  The primary reason for the increase of approximately $251, or 17%, in the current period was due to an increase in depreciation and amortization charges related to property, plant and equipment additions. Depreciation and amortization also includes amortization of deferred financing costs resulting from the credit arrangements entered into with Standard Bank.  This accounted for approximately $467 and $484 of depreciation and amortization expense during the six months ended January 31, 2010 and 2009, respectively.

General and Administration Expense

General and administrative expenses during the six months ended January 31, 2010 were approximately $3,660, an increase of approximately $1,222, or 50%, from the six months ended January 31, 2009. This increase resulted primarily from: 1) a one-time charge of $426 related to the termination of an employment agreement of an executive officer without cause pursuant to a restructuring of our corporate investor relations function, 2) higher salaries and wages mainly due to a bonus payment during the current quarter to a Company executive of $375, and 3) higher equity compensation expense of $260 as compared to prior period due primarily from the issuance of stock options to officers and directors.

On January 19, 2010, at the recommendation of the Compensation Committee of the Board of Directors, our Board of Directors approved the issuance of 500,000, 50,000, 50,000, 50,000 and 37,500 options to John Brownlie, Leonard J. Sojka, John Cutler Steven Cooper and Trey Wasser, respectively, aggregating 687,500 stock options under our 2006 Equity Incentive Plan. The stock options for John Brownlie and Trey Wasser have a term of five years and vest as follows: one-third vested upon issuance and the balance vests on a one-third basis annually thereafter. The stock options for Leonard J. Sojka, John Cutler, and Steven Cooper have a term of five years and vest 25,000 on January 19, 2010, 12,500 on January 19, 2011 and 12,500 on January 19, 2012.  The exercise price of the stock options is $3.60 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  We utilized the Black-Scholes method to fair value the 687,500 options received by these individuals totaling $1,486.  For the six months ended January 31, 2010, we recorded approximately $566 in equity compensation expense on the vested portion of these stock options. The grant date fair value of each stock option was $2.16.

Exploration Expense

Exploration expense during the six months ended January 31, 2010 and 2009 was approximately $681 and $896, respectively, or a decrease of $215, or 24%.  The primary reason for the decrease can be attributed to the prior year containing exploration expense associated with a 10 hole, deep core drilling campaign at our El Chanate mine totaling 2,500 meters.  Both periods presented include activity associated with on-going exploration, drilling and geochemical work being conducted on our leased and owned concessions located northwest of Saric, Sonora.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the six months ended January 31, 2010 and 2009, was approximately $0 and $578, respectively, and was reflected as Other Expense. The primary reason for the decrease can be attributed to the close out, on February 24, 2009, with Standard Bank, Plc., of the remaining 58,233 ounces of gold hedged under the original Gold Price Protection arrangements originally entered into in March 2006.

Interest expense was approximately $235 for the six months ended January 31, 2010 compared to approximately $427 for the same period a year earlier.  This decrease was due to lower interest charges incurred during the current period, based on a lower average debt balance compared to the prior period.  As of January 31, 2010 and 2009, there was $6,200 and $10,250, respectively, outstanding on our term note with Standard Bank.

Changes in Foreign Exchange Rates

During the six months ended January 31, 2010 and 2009, we recorded equity adjustments from foreign currency translations of approximately $100 and $3,530, respectively.  These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the U.S. dollar and are included as a component of other comprehensive income.  The Mexican Peso and the U.S. dollar exchange rate as of January 31, 2010 was 13.1154.  As of July 31, 2009, such exchange rate was 12.9933.

Summary of Quarterly Results
(000’s except per share Data)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009

Revenues	13,228	11,369	24,955	20,544
Net Income	2,944	3,196	5,884	5,133
Basic net income per share	0.06	0.07	0.12	0.11
Diluted net income per share	0.06	0.06	0.12	0.10
Gold ounces sold	11,816	13,277	23,549	24,690
Average price received	$1,119	$856	$1,060	$832
Cash cost per ounce sold(1)	$372	$251	$355	$260
Total cost per ounce sold(1)	$425	$290	$407	$299

(1)
"Cash costs per ounce sold" is a Non-GAAP measure, which includes all direct mining costs, refining and transportation costs, by-product credits and royalties as reported in the Company's financial statements.  It also excludes intercompany management fees.  “Total cost per ounce sold” is a Non-GAAP measure which includes “cash costs per ounce sold” as well as depreciation and amortization as reported in the Company's financial statements.

Summary of Results of Operations

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009

Tonnes of ore mined	1,097,645	879,584	2,233,537	1,904,680
Tonnes of waste removed	1,113,353	1,040,942	2,326,179	2,254,382
Ratio of waste to ore	1.03	1.18	1.04	1.18
Tonnes of ore processed	1,090,184	946,445	2,212,367	1,954,126
Grade (grams/tonne)	0.74	0.90	0.72	0.88
Gold (ounces)
-Produced(1)	12,045	13,646	23,953	25,534
-Sold	11,816	13,277	23,549	24,690
(1)	Gold produced each year does not necessarily correspond to gold sold during the year, as there is a time delay in the actual sale of the gold.

Liquidity and Capital Resources

Operating activities

Cash provided by operating activities during the six months ended January 31, 2010 and 2009 was $5,210 and $7,014, respectively.  Cash provided by operating activities decreased $1,804 as compared to the six months ended January 31, 2009, primarily due to higher net income resulting from an increase in the average gold price received for ounces sold, an increase in inventory balances during the current period of $5,323, and an increase in accounts payable and accrued expenses of $1,580.

Investing Activities

Cash used in investing activities during the six months ended January 31, 2010, amounted to approximately $4,922, primarily for the acquisition of an additional tertiary crusher and screen plant, additional water rights, as well as costs incurred for leach pad expansion.  In August 2009, we initiated the construction of an additional leach pad area with capacity for an additional eight million tonnes of ore at an approximate cost of $3,300.  Permitting and site clearing has been completed. The construction contractor has completed the earthworks and the application of the geomembrane liners is nearly complete.  Golder Engineering of Tucson, Arizona is overseeing construction activities and quality control and assurance for the project. We initiated leaching of ore on the new pad as of December 31, 2009.  As of January 31, 2010, approximately half of these construction costs have been incurred.

In addition, on January 25, 2010, the Company entered into a Collateral Agreement (the “Collateral Agreement”) with Metal Recovery Solutions, LLC (“MRS”), a privately-held Nevada company, in which it is proposed that the Company will acquire twenty-five percent of all of the issued and outstanding equity of MRS for aggregate investment of $2,000.  The Collateral Agreement required the Company to promptly pay $500 to MRS, with the Company’s intention to invest the remaining $1,500 being set forth in a letter of intent (the “LOI”) entered into on January 25, 2010, the material terms of which are non-binding. The Company’s obligation to invest the remaining $1,500 will only arise if the Company and MRS sign a definitive Investment Agreement (the “Investment Agreement”) pursuant to which it is contemplated that such remaining funds will be invested in stages, according to milestones that MRS is expected to reach in the deployment of a gold recovery technology pilot program at the Company’s El Chanate mine. The consummation of the Investment Agreement is contingent upon MRS meeting certain requirements, including requirements with respect to its budget, business plan, securing the employment of its founders and securing rights to certain technology. In the event that the Investment Agreement is not consummated, the Collateral Agreement provides that the $500 payment to MRS will be repaid with interest. Such repayment is secured by cash flows from MRS’s Consulting / Services Agreement with a third-party gold mining company, the expected value of which is $1,275 to MRS.  The Investment Agreement is also subject to final approval by the Board of Directors of the Company and the managers of MRS. The Company expects to consummate the Investment Agreement in March 2010.

Cash used in investing activities during the six months ended January 31, 2009, amounted to approximately $3,503, primarily from the acquisition of mobile equipment, conveyors and ADR plant equipment, including the carbon regeneration kiln.

Financing Activities

Cash used in financing activities during the six months ended January 31, 2010 amounted to approximately $1,893, primarily from the repayment of our term loan of $1,800.  We also received proceeds of approximately $53 in the current period from the issuance of common stock upon the exercising of 125,000 options.  In addition, we incurred $150 in finance costs to amend our Amended and Restated Credit Agreement with Standard Bank (See “Term loan and Revolving Credit Facility” section below).  Cash used in financing activities during the six months ended January 31, 2009 amounted to approximately $2,125, primarily from the repayment of the term loan of $2,250.

Business Combination Agreement

On February 10, 2010, Capital Gold Corporation (the “Company”) entered into a business  combination agreement (the “Business Combination Agreement”) with Nayarit Gold Inc., (“Nayarit”), a corporation organized under the Ontario Business Corporation Act (“OBCA”).  Pursuant to the terms of the Business Combination Agreement, the Company and Nayarit intend to effect an amalgamation (the “Amalgamation”) of Nayarit and a corporation, to be organized under the OBCA as a wholly-owned subsidiary of the Company (“Merger Sub”), to form a combined entity (“AmalgSub” or “Surviving Company”), with AmalgSub continuing as the surviving entity following the Amalgamation.  By virtue of the Amalgamation, the separate existence of each of Nayarit and Merger Sub shall thereupon cease, and AmalgSub, as the surviving company in the Amalgamation, shall continue its corporate existence under the OBCA as a wholly-owned subsidiary of the Company. Pursuant to the terms of the Business Combination Agreement, by virtue of the Amalgamation and without any action on the part of Nayarit or the holders of any securities of Nayarit, all of the Nayarit shares of common stock (the “Nayarit Common Shares”) issued and outstanding immediately prior to the consummation of the Business Combination Agreement (other than Nayarit Common Shares held by dissenting stockholders of Nayarit) shall become exchangeable into the Company’s common stock on the basis of 0.134048 shares of Company common stock for each one (1) Nayarit Common Share (the “Amalgamation Consideration”).  The Company anticipates closing this transaction in May 2010.

Term loan and Revolving Credit Facility

In September 2008, we closed an Amended And Restated Credit Agreement (the “Credit Agreement”) involving our wholly-owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), us, as guarantor, and Standard Bank PLC (“Standard Bank”), as the lender.  The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006.  Under the Credit Agreement, MSR and Oro borrowed money in an aggregate principal amount of up to $12,500 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico.  We guaranteed the repayment of the Term Loan and the performance of the obligations under the Credit Agreement.  As of January 31, 2010, the outstanding amount on the term note was $6,200 and accrued interest on this agreement was approximately $14.

Term Loan principal shall be repaid quarterly and commenced on September 30, 2008 and consisted of four payments in the amount of $1,125, followed by eight payments in the amount of $900 and two final payments in the amount of $400. There is no prepayment fee.  Principal under the Term Loan shall bear interest at a rate per annum equal to the LIBOR Rate, as defined in the Credit Agreement, for the applicable Interest Period plus the Applicable Margin. An Interest Period can be one, two, three or six months, at the option of the Borrowers. The Applicable Margin for the Term Loan is 2.5% per annum. Pursuant to the terms of the Credit Agreement, operating accounts remain subject to an account pledge agreement between MSR and Standard Bank.

The Loan is secured by all of the tangible and intangible assets and property owned by MSR and Oro.  As additional collateral for the Loan, the Company, together with its subsidiary, Leadville Mining & Milling Holding Corporation, pledged all of its ownership interest in MSR and Oro.

On September 17, 2009, our $5,000 revolving loan contained within the Credit Agreement expired. The Company had not drawn on this facility during the term period.

In December 2009, the Company executed a mandate letter from Standard Bank which set forth terms and conditions for amending the Credit Agreement to add a revolving loan of $15,000 to the existing Term Loan.  The revolving loan would have a term of one year and shall bear interest at a rate per annum equal to the LIBOR Rate, as defined in the Credit Agreement, for the applicable Interest Period plus the Applicable Margin. The Applicable Margin for the revolving loan is 3.0% per annum. There were no significant changes to the existing Term Loan. The revolving loan is subject to credit and regulatory approval as well as legal, regulatory, technical and financial due diligence.  We incurred an arrangement fee of $150 in connection with the mandate letter which will be amortized over the term of the revolving loan as, deferred financing costs, upon closing.

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

As of January 31, 2010, we and our related entities were in compliance with all debt covenants and default provisions.

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

We received the annual extension to the explosive use permit from the relevant authorities.  The permit is valid through December 2010.

We include environmental and reclamation costs on an ongoing basis, in our revenue and cost projections.  No assurance can be given that environmental regulations will not be revised by the Mexican authorities in the future.  As of January 31, 2010, we have estimated the reclamation costs for the El Chanate site to be approximately $3,766.  Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and closure costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site.  We reviewed the estimated present value of the El Chanate mine reclamation and closure costs as of January 31, 2010 primarily due to the addition of the new leach pad in accordance with ASC guidance for asset retirement and environmental obligations.  As of January 31, 2010, our reclamation and remediation liability was $1,854.

Recently Issued Accounting Pronouncements

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

Mineral Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages. Our assessment of reserves occurs periodically and we utilize external firms to conduct such reserve estimates.

Reserves are a key component in valuation of our properties, plants and equipment. Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves are also a key component in forecasts, with which we compare future cash flows to current asset values to ensure that carrying values are reported appropriately. Reserves also play a key role in the valuation of certain assets in the determination of the purchase price allocations for our acquisitions.  Reserves are a culmination of many estimates and are not guarantees that we will recover the indicated quantities of metals.

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

Intangible Assets

Purchased intangible assets consisting of rights of way, easements, net profit interests, etc. are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the units of production method. It is our policy to assess periodically the carrying amount of our purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with ASC guidance for goodwill and other intangibles. There was no impairment at January 31, 2010.

Fair Value of Financial Instruments

The carrying value of our financial instruments, including cash and cash equivalents, loans receivable and accounts payable approximated fair value because of the short maturity of these instruments.  The carrying value of long term debt approximates fair value due to the variable nature of the debt’s interest rates.

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

Revenues from by-product sales, which consist of silver, are credited to Costs applicable to sales as a by-product credit. By-product sales amounted to $544 and $524 for the six months ended January 31, 2010 and 2009, on silver ounces sold of 32,160 and 45,334, respectively.

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

Income Taxes

On October 1, 2007, the Mexican Government enacted legislation which introduces certain tax reforms as well as a new minimum flat tax system, which was effective for tax year 2008.  This new flat tax system integrates with the regular income tax system and is based on cash-basis net income that includes only certain receipts and expenditures.  The flat tax is set at 17.5% of cash-basis net income for tax year 2010, which increased from 17% for tax year 2009.  If the flat tax is positive, it is reduced by the regular income tax and any excess is paid as a supplement to the regular income tax.  For the tax year 2010, the Mexican Government introduced a reform where if the flat tax is negative, companies will not be permitted to reduce the income tax, as it may only serve to reduce the regular flat tax payable in that year or can be carried forward for a period of up to ten years to reduce any future flat tax.

On January 1, 2010, the Mexican government enacted legislation, which increases the regular income tax rate from 28% to 30%.  The regular income tax rate will decrease to 29% in 2013 and then back to 28% in 2014, according to legislation.

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

Accounting for Derivatives and Hedging Activities

On October 11, 2006, prior to our initial draw on the Credit Agreement, we entered into interest rate swap agreements in accordance with the terms of the Credit Agreement, which requires that we hedge at least 50% of our outstanding debt under this agreement.  The agreements entered into cover $9,375 or 75% of the outstanding debt. Both swaps covered this same notional amount of $9,375, but over different time horizons.  The first covered the six months that commenced on October 11, 2006 and terminated on March 31, 2007 and the second covers the period from March 30, 2007 through December 31, 2010. We intend to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as we deem appropriate.  However, any use of interest rate derivatives will be restricted to use for risk management purposes.

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

Interest Rate Swap Contracts

On October 11, 2006, prior to our initial draw on the Credit Agreement, we entered into interest rate swap agreements in accordance with the terms of the Credit Agreement.  Although the Credit Agreement requires that we hedge at least 50% of our outstanding debt under this agreement, we elected to cover $9,375 or 75% of the outstanding debt.  The termination date on our existing swap position is December 31, 2010.  However, we intend to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as we deem appropriate.  In any case, our use of interest rate derivatives will be restricted to use for risk management purposes.

Market Risk Disclosures
January 31, 2010
(in thousands)

Instruments entered into for hedging purposes -

Type of Derivative	Notional Size		Fixed Price or Strike Price	Underlying Price	Termination or Expiration	Fair Value

Interest Rate Swaps	$3,281	(1)	5.30%	3 Mo. USD LIBOR	12/31/2010	$(112)

(1) The value shown reflects the notional as of January 31, 2010. Over the term of the swap, the notional amortizes, dropping to approximately $656.

As of January 31, 2010, the dollar value of a basis point for this interest rate swap was approximately $155, suggesting that a one-basis point rise (fall) of the yield curve would likely foster an increase (decrease) in the interest rate swaps value by approximately $155.  Because hedge accounting is applied, the contract serves to lock in a fixed rate of interest for the portion of the variable rate debt equal to the swap's notional size.  The swap covers only 75% of our variable rate exposure.

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

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold.  Gold prices fluctuate on a daily basis.  During the fiscal year ended January 31, 2010, the spot price for gold on the London Exchange has fluctuated between $870.25 and $1,212.50 per ounce.   Gold prices are affected by numerous factors beyond our control, including:

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

We face inherent risks in acquisitions of other mining companies or properties that may adversely impact our growth strategy.

Mines have limited lives, which is an inherent risk in acquiring mining properties. We are actively seeking to expand our mineral reserves by acquiring other mining companies or properties. Although we are pursuing opportunities that we feel are in the best interest of our investors, these pursuits are costly and often unproductive. Inherent risks in acquisitions we may undertake in the future could adversely affect our current business and financial condition and our growth.

There is a limited supply of desirable mineral lands available in the United States and foreign countries where we would consider conducting exploration and/or production activities, and any acquisition we may undertake is subject to inherent risks. In addition to the risk associated with limited mine lives, we may not realize the value of the companies or properties that are acquired due to a possible decline in metals prices, failure to obtain permits, labor problems, changes in regulatory environment, failure to achieve anticipated synergies, an inability to obtain financing and other factors previously described. Acquisitions of other mining companies or properties may also expose us to new geographic, political, operating, and geological risks. In addition, we face strong competition for companies and properties from other mining companies, some of which have greater financial resources than we do, and we may be unable to acquire attractive companies and mining properties on terms that we consider acceptable.

Completion of the Business Combination is subject to a number of conditions.

On February 10, 2010, we executed a business combination with with Nayarit Gold Inc., (“Nayarit”). The obligations of the parties to consummate the Business Combination are subject to the satisfaction or waiver of specified conditions set forth in the Business Combination Agreement.  Such conditions include satisfaction by all parties of covenants and obligations contained in the Business Combination Agreement, the accuracy in all material respects on the date of the Business Combination Agreement and the closing date of all of the parties’ representations and warranties, obtaining material consents, approval of the regulatory authorities, and stockholder approval, as set forth in the Business Combination Agreement.  It is possible some or all of these conditions will not be satisfied or waived by parties to the Business Combination Agreement, and therefore, the Business Combination may not be consummated.

Failure to complete the business combination could negatively impact the stock prices and the future business and financial results of Capital Gold and Nayarit.

If the business combination is not completed, the ongoing businesses of Capital Gold and Nayarit may be adversely affected.  Additionally, if the business combination is not completed, Capital Gold or Nayarit may be required to pay a termination fee under the business combination agreement of $1,000,000, and will have to pay certain costs relating to the business combination, such as legal, accounting, financial advisor, filing, printing and mailing fees.  Any of the foregoing, or other risks arising in connection with the failure of the Business Combination, including the diversion of management attention from pursuing other opportunities during the pendency of the Business Combination, may have an adverse effect on the business, financial results and stock prices of Capital Gold and Nayarit.

Whether or not the Business Combination is completed, the announcement and pendency of the Business Combination could cause disruptions in the businesses of Capital Gold and Nayarit, which could have an adverse effect on their respective businesses, financial results and stock prices.

Whether or not the merger is completed, the announcement and pendency of the business combination could cause disruptions in the businesses of Capital Gold and Nayarit.  Specifically, managements’ attention has been focused on the merger, which may have diverted managements’ attention from the core business of the respective companies and other opportunities that could have been beneficial to the respective companies.  In addition, current and prospective employees of Capital Gold and Nayarit may experience uncertainty about their future roles with Capital Gold following the business combination, which may materially and adversely affect the ability of each of Capital Gold and Nayarit to attract and retain key personnel.  These disruptions could be exacerbated by a delay in the completion of the business combination or termination of the Business Combination Agreement and could have an adverse effect on the business, financial results or stock prices of Capital Gold or Nayarit if the business combination is not completed.

Risks related to ownership of our stock

The NYSE AMEX may delist the Company’s securities from quotation on its exchange which could limit investors’ ability to make transactions in the Company securities and subject it to additional trading restrictions.

The Company’s securities are listed on the NYSE AMEX, a national securities exchange. Although the Company expects to continue to meet the minimum continued listing standards, we cannot assure you that its securities will continue to be listed on the NYSE AMEX in the future.

If the NYSE Amex delists the Company’s securities from trading on its exchange, the Company could face significant material adverse consequences, including:

•	a limited availability for market quotations for the Company’s securities;

•	reduced liquidity with respect to the Company’s securities;

•
a determination that the Common Stock are a “penny stock,” which will require brokers trading in the Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Ordinary Shares;

•	limited amount of news and analyst coverage for the Company’s securities; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, the Company would no longer be subject to NYSE AMEX rules, including rules requiring the Company to have a certain number of independent directors and to meet other corporate governance standards.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on January 19, 2010, stockholders approved the following three items:

1.	The following five persons as directors:

	Votes in Favor	Votes Withheld
Nominees	of Nominee	for Nominee

Gifford A. Dieterle	82,759,448	6,712,528
John Brownlie	83,158,818	6,313,158
Leonard J. Sojka	84,231,289	5,240,687
John Cutler	84,217,288	5,254,688
Steve Cooper	86,929,160	2,542,816

2.	To amend our Amended and Restated By-laws to provide for the classification of the Board of Directors into three classes of directors with staggered three year terms did not pass:

For: 39,873,328	Against: 49,007,342	Abstain: 591,306

3.	Ratification of the selection of Wolinetz, Lafazan & Company, P.C., as our independent auditors for the year ending July 31, 2010:

For: 128,445,231	Against: 2,339,476	Abstain: 549,255

4.	To amend our 2006 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance under the Plan from 10,000,000 to 17,500,000 shares:

For: 53,623,031	Against: 29,444,226	Abstain: 6,404,719

5.
To ratify the approval of the Company’s reverse stock split as set forth in the minutes of the shareholders’ meeting dated October 31, 2008 at a ratio of 1 for 4 and that the Company pay cash in lieu of issuing any fractional shares in connection therewith:

For: 53,623,031	Against: 29,444,226	Abstain: 6,404,719

Total shares voted at the meeting: 13,427,262 out of 193,973,949 eligible to vote.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Severence Agreement and Release Between the Company and Gifford A. Dieterle Dated March 11, 2010.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.