Form 10-Q/A
period 2010-01-31
CAPITAL GOLD CORP
filed 2010-03-17
CIK 726845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

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

Explanatory Note:

Capital Gold Corporation (the “Company”) is filing this Amendment No. 1 to its Form 10-Q for the quarter ended January 31, 2010, which was originally filed with the Securities and Exchange Commission on March 12, 2010. This Amendment No. 1 amends the original filing to incorporate the signature page to the filing.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GOLD CORPORATION

Date: March 12, 2010	By:	/s/ Gifford A. Dieterle
Gifford A. Dieterle, Chief Executive Officer, Chairman of the Board and Treasurer
(Principal Executive Officer)

Date: March 12, 2010	By:	/s/ Christopher M. Chipman
Christopher M. Chipman, Chief Financial Officer
(Principal Financial Officer)