Form 10-Q
period 2010-04-30
CAPITAL GOLD CORP
filed 2010-06-09
CIK 726845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010

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

Large accelerated filer	☐	Accelerated filer☒

Non-accelerated filer	☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at June 4, 2010

Common Stock, par value $.0001 per share	48,559,521

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three and nine months ended April 30, 2010.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended July 31, 2009.

The results reflected for the three and nine months ended April 30, 2010 are not necessarily indicative of the results for the entire fiscal year ending July 31, 2010.

As discussed more fully in Note 1 to the accompanying condensed consolidated financial statements, the financial information as of the fiscal year ended July 31, 2009 and for the three and nine months ended April 30, 2009 has been recast so that the basis of presentation is consistent with that of the financial information as of April 30, 2010 and for the three and nine months ended April 30, 2010. This recast reflects a 1-for-4 reverse stock split of the Company’s common stock that became effective on January 25, 2010.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except for share and per share amounts)

	April 30, 2010 (unaudited)	July 31, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$9,203	$6,448
Accounts Receivable	-	2,027
Ore on Leach Pads (Note 6)	30,767	20,024
Material and Supply Inventories (Note 5)	2,109	1,381
Marketable Securities (Note 4)	75	35
Prepaid Expenses	444	277
Other Current Assets (Note 7)	1,018	1,101
Total Current Assets	43,616	31,293

Mining Concessions (Note 10)	52	51
Property & Equipment – net (Note 8)	25,134	22,417
Intangible Assets – net (Note 9)	672	318
Other Assets:
Deferred Financing Costs	1,641	2,232
Other Long-term Assets	332	98
Total Other Assets	1,973	2,330
Total Assets	$71,447	$56,409
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,103	$988
Accrued Expenses (Note 17)	7,114	1,633
Derivative Contracts (Note 16)	72	193
Deferred Tax Liability (Note 18)	4,571	4,233
Current Portion of Long-term Debt (Note 15)	3,600	3,600
Total Current Liabilities	16,460	10,647

Reclamation and Remediation Liabilities (Note 11)	2,016	1,594
Other liabilities	276	78
Long-term Debt (Note 15)	1,700	4,400
Total Long-term Liabilities	3,992	6,072

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, Par Value $.0001 Per Share;
Authorized 75,000,000 shares; Issued and
Outstanding 48,475,507 and 48,463,406 shares, respectively	5	5
Additional Paid-In Capital	64,813	64,071
Accumulated Deficit	(13,426)	(22,089)
Deferred Compensation	(97)	(319)
Accumulated Other Comprehensive Income (Note 12)	(300)	(1,978)
Total Stockholders’ Equity	50,995	39,690
Total Liabilities and Stockholders’ Equity	$71,447	$56,409
The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The Three Months Ended
	April 30,
	2010	2009
Revenues
Sales – Gold, net	$17,525	$12,395
Costs and Expenses:
Costs Applicable to Sales	6,601	3,698
Depreciation and Amortization	838	563
General and Administrative	3,753	1,361
Exploration	320	329
Total Costs and Expenses	11,512	5,951
Income from Operations	6,013	6,444

Other Income (Expense):
Interest Income	4	7
Interest Expense	(326)	(351)
Other Expense	34	(40)
Loss on change in fair value of derivative	-	(1,391)
Total Other Expense	(288)	(1,775)

Income before Income Taxes	5,725	4,669

Income Tax Expense	(2,946)	(2,115)

Net Income	$2,779	$2,554

Income Per Common Share
Basic	$0.06	$0.05
Diluted	$0.06	$0.05

Basic Weighted Average Common Shares Outstanding	48,486,705	48,340,687
Diluted Weighted Average Common Shares Outstanding	50,264,669	50,206,726

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The Nine Months Ended
	April 30,
	2010	2009
Revenues
Sales – Gold, net	$42,480	$32,939
Costs and Expenses:
Costs Applicable to Sales	15,336	10,395
Depreciation and Amortization	2,063	1,535
General and Administrative	7,413	3,800
Exploration	1,000	1,224
Total Costs and Expenses	25,812	16,954
Income from Operations	16,668	15,985

Other Income (Expense):
Interest Income	11	32
Interest Expense	(1,046)	(1,264)
Other Expense	(27)	(273)
Loss on change in fair value of derivative	-	(1,969)
Total Other Expense	(1,062)	(3,474)

Income before Income Taxes	15,606	12,511

Income Tax Expense	(6,943)	(4,824)

Net Income	$8,663	$7,687

Income Per Common Share
Basic	$0.18	$0.16
Diluted	$0.17	$0.15

Basic Weighted Average Common Shares Outstanding	48,487,931	48,282,926
Diluted Weighted Average Common Shares Outstanding	49,987,145	49,801,877

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands, except for share and per share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Deferred	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Compensation	Equity
Balance at July 31, 2009	48,463,406	$5	$64,071	$(22,089)	$(1,978)	$(319)	$39,690
Equity based compensation	(63,333)	-	689	-	-	222	911
Common stock issued upon the exercising of options and warrants	75,434	-	53	-	-	-	53
Net income for the nine months ended April 30, 2010	-	-	-	8,663	-	-	8,663
Change in fair value on interest rate swaps	-	-	-	-	122	-	122
Unrealized gain on marketable securities	-	-	-	-	40	-	40
Equity adjustment from foreign currency translation	-	-	-	-	1,516	-	1,516
Total comprehensive income	-	-	-	-	-	-	10,341
Balance at April 30, 2010	48,475,507	$5	$64,813	$(13,426)	$(300)	$(97)	$50,995

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The
	Nine Months Ended
	April 30,
	2010	2009
Cash Flow From Operating Activities:
Net Income	$8,663	$7,687
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,063	1,535
Amortization of Deferred Financing Costs	741	734
Accretion of Reclamation and Remediation	111	113
Loss on change in fair value of derivative	-	1,969
Equity Based Compensation	911	798
Changes in Operating Assets and Liabilities:
Decrease (increase) in Accounts Receivable	2,027	(527)
Increase in Prepaid Expenses	(167)	(93)
Increase in Inventory	(10,893)	(3,298)
Decrease (increase) in Other Current Assets	82	(34)
Decrease (increase) in Other Long-term Assets	(234)	(260)
Increase in Accounts Payable	115	180
Decrease in Derivative Liability	-	(2,684)
Increase (decrease) in Other Liability	198	(17)
Increase (decrease) in Reclamation and Remediation	308	(511)
Increase in Deferred Tax Liability	338	523
Increase in Accrued Expenses	5,481	1,196
Net Cash Provided By Operating Activities	9,744	7,311

Cash Flow From Investing Activities:
Purchase of Mining, Milling and Other Property and Equipment	(5,319)	(4,590)
Purchase of Intangibles	(393)	(180)

Net Cash Used in Investing Activities	(5,712)	(4,770)

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)

(in thousands, except for share and per share amounts)

	For The
	Nine Months Ended
	April 30,
	2010	2009

Cash Flow From Financing Activities:
Repayments from Affiliate, net	4	5
Payment of Deferred Finance Costs	(150)	-
Repayments on Note Payable	(2,700)	(3,375)
Proceeds From Issuance of Common Stock	53	144
Net Cash Used in Financing Activities	(2,793)	(3,226)
Effect of Exchange Rate Changes	1,516	(3,120)
(Decrease) Increase In Cash and Cash Equivalents	2,755	(3,805)
Cash and Cash Equivalents - Beginning	6,448	10,992
Cash and Cash Equivalents – Ending	$9,203	$7,187

Supplemental Cash Flow Information:
Cash Paid For Interest	$328	$465
Cash Paid For Income Taxes	$4,521	$2,572
Non-Cash Financing Activities:
Change in Fair Value of Derivative Instrument	$122	$12

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

The financial information in the accompanying condensed consolidated financial statements as of the fiscal year ended July 31, 2009 and for the three and nine months ended April 30, 2009 has been recast so that the basis of presentation is consistent with that of the financial information as of April 30, 2010 and for the three and nine months ended April 30, 2010. This recast reflects a 1-for-4 reverse stock split of the Company’s common stock that became effective on January 25, 2010.

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

Share-Based Payment Transactions

Effective August 1, 2009, the Company adopted a provision in accordance with ASC guidance for earnings per share (originally issued as FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”).  This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share under the two-class method. The adoption of the ASC did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield and expected life.  The estimate of the number of forfeitures considers historical employee turnover rates and expectations about the future.  The estimated per share weighted average grant-date fair values of stock options and warrants granted during the nine months ended April 30, 2010, and 2009 were $2.16 and $1.12. The fair values of the options and warrants granted were estimated based on the following weighted average assumptions:

	Nine months ended April 30,
	2010	2009
Expected volatility	71.25%	69.98-79.72%
Risk-free interest rate	2.48%	0.86-1.56%
Expected dividend yield	-	-
Expected life	5.0 years	2.0 – 5.0 years
Forfeiture rate	-	-

Stock option and activity for employees during the fiscal years ended July 31, 2009 and 2008, and nine months ended April 30, 2010 are as follows (all tables in thousands, except for option, price and term data):

	Number of Options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Outstanding at July 31, 2007	625,000	$1.36	1.20	$255
Options granted*	625,000	2.52	-	-
Options exercised	(362,500)	1.28	-	-
Options expired	-	-	-	-
Outstanding at July 31, 2008	887,500	$2.20	4.00	$334
Options granted*	250,000	1.96	-	-
Options exercised	(176,432)	1.48	-	-
Options expired	(86,068)	1.40	-	-
Options outstanding at July 31, 2009	875,000	$2.36	5.18	$70
Options granted*	500,000	$3.60	-	-
Options exercised	(26,932)	2.18	-	-
Options expired	(322,235)	2.26	-	-
Options outstanding at April 30, 2010	1,025,833	$3.00	4.61	$676
Options exercisable at April 30, 2010	550,000	$2.76	4.53	$494

* Issuances under 2006 Equity Incentive Plan.

Unvested stock option balances for employees at April 30, 2010 are as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value

Outstanding at July 31, 2007	37,500	$1.28	1.67	$17
Options granted	625,000	2.52	-	-
Options vested	(225,000)	2.32	-	-
Unvested Options Outstanding at July 31, 2008	437,500	$2.52	4.49	$8
Options granted	250,000	1.96	-	-
Options vested	(250,000)	2.24	-	-
Unvested Options outstanding at July 31, 2009	437,500	$2.36	5.18	$35
Options granted	500,000	3.60	-	-
Options vested	(237,500)	3.23	-	-
Options expired	(224,167)	2.26	-	-
Unvested Options outstanding at April 30, 2010	475,833	$3.28	4.71	$182

Stock option and warrant activity for non-employees during the years ended July 31, 2009 and 2008, and nine months ended April 30, 2010 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Warrants and options outstanding at July 31, 2007	5,633,886	$1.32	1.48	$2,578
Options granted*	428,750	2.64
Options exercised	(5,388,886)	1.32	-	-
Options expired	(170,000)	1.20	-	-
Warrants and options outstanding at July 31, 2008	503,750	$2.48	3.54	$54
Options granted	350,000	2.00	-	-
Options exercised	(37,500)	1.56	-	-
Options expired	(37,500)	1.56	-	-
Warrants and options outstanding at July 31, 2009	778,750	$2.36	3.36	$73
Options granted	187,500	3.60	-	-
Options exercised	(48,502)	1.77	-	-
Options expired	(305,248)	2.21	-	-
Warrants and options outstanding at April 30, 2010	612,500	$2.84	3.07	$489
Warrants and options exercisable at April 30, 2010	429,166	$2.84	1.78	$353

* 278,750 issued under 2006 Equity Incentive Plan.

Unvested stock option balances for non-employees at April 30, 2010 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Outstanding at July 31, 2007	-	-	-	-
Options granted	162,500	2.52	-	-
Options vested	(48,750)	2.52	-	-
Outstanding at July 31, 2008	113,750	$2.52	4.49	$3
Options granted	318,750	1.96	-	-
Options vested	(191,875)	2.04	-	-
Outstanding at July 31, 2009	240,625	$2.16	4.88	$70
Options granted	187,500	3.60	-	-
Options vested	(129,166)	3.07	-	-
Options expired	(115,625)	2.35	-	-
Unvested options outstanding at April 30, 2010	183,334	$2.85	4.30	$148

The impact on the Company’s results of operations of recording equity based compensation for the nine months ended April 30, 2010 and 2009, for employees and non-employees was approximately $911 and $798 and reduced earnings per share by $0.02 and $0.02 per basic and diluted share, for each period.  The Company has not recognized any tax benefit or expense for the nine months ended April 30, 2010 and 2009, related to these items due to the Company’s net operating losses and corresponding valuation allowance within the U.S. (See Note 18).

As of April 30, 2010, there was approximately $232 of unrecognized equity based compensation cost related to options granted which have not yet vested.

NOTE 4 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

	(in thousands)
	April 30, 2010	July 31, 2009
Marketable equity securities, at cost	$50	$50
Marketable equity securities, at fair value (See Note 14)	$75	$35

NOTE 5 – Material and Supplies Inventories

	(in thousands)
	April 30, 2010	July 31, 2009
Materials, supplies and other	$2,109	$1,381
Total	$2,109	$1,381

NOTE 6 - Ore on Leach Pads and Inventories (“In-Process Inventory”)

	(in thousands)
	April 30, 2010	July 31, 2009
Ore on leach pads	$30,767	$20,024
Total	$30,767	$20,024

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

NOTE 7 – Other Current Assets

Other current assets consist of the following:

	(in thousands)
	April 30, 2010	July 31, 2009

Value added tax to be refunded	$765	$1,032
MRS receivable	219	-
Loans receivable – affiliate	30	33
Deposit	4	26
Other	-	10
Total Other Current Assets	$1,018	$1,101

On January 25, 2010, the Company entered into a Collateral Agreement (the “Collateral Agreement”) with Metal Recovery Solutions, LLC (“MRS”), a privately-held Nevada company, in which it was proposed that the Company would acquire twenty-five percent of all of the issued and outstanding equity of MRS for aggregate investment of $2,000.  The Collateral Agreement required the Company to promptly pay $500 to MRS, with the Company’s intention to invest the remaining $1,500 being set forth in a letter of intent (the “LOI”) entered into on January 25, 2010, the material terms of which were non-binding. The Company’s obligation to invest the remaining $1,500 was contingent upon the execution of a definitive Investment Agreement (the “Investment Agreement”).  Because the Investment Agreement was not consummated, the Collateral Agreement provides that the $500 payment to MRS would be repaid with interest (the “MRS Repayment”). Such repayment is secured by cash flows from MRS’s Consulting / Services Agreement with a third-party gold mining company, the expected value of which is $1,275 to MRS.

On March 25, 2010, the Company elected not to pursue the implementation of the MRS technology at its El Chanate mine.  Accordingly, the Company has demanded repayment of the amounts paid to MRS in accordance with the letter agreement between MRS and the Company. On May 12, 2010, the parties agreed to reduce the MRS Repayment to $450 and the Company agreed to accept payment over a two year period in equal monthly installments, subject to the negotiation of a definitive settlement agreement. The Company recorded the current portion of $219 within Other Current Assets with the remaining amount due of $231 within Other Long-Term Assets.  Interest shall accrue on the outstanding balance at 5% until the principal and any accrued interest is paid in full (See Note 21).

NOTE 8 – Property and Equipment

Property and Equipment consist of the following:

	(in thousands)
	April 30, 2010	July 31, 2009
Process equipment and facilities	$31,416	$26,477
Mining equipment	2,494	2,248
Mineral properties	175	175
Construction in progress	181	70
Computer and office equipment	396	389
Improvements	16	16
Furniture	48	47
Total	34,726	29,422

Less: accumulated depreciation	(9,592)	(7,005)
Property and equipment, net	$25,134	$22,417

Depreciation expense for the nine months ended April 30, 2010 and 2009 was approximately $2,023 and $1,502, respectively.

NOTE 9 - Intangible Assets

Intangible assets consist of the following:

	(in thousands)
	April 30, 2010	July 31, 2009
Water Rights	510	241
Reforestation fee	198	73
Mobilization Payment to Mineral Contractor	70	70
Investment in Right of Way	18	18
Total	796	402
Accumulated Amortization	(124)	(84)
Intangible assets, net	$672	$318

Purchased intangible assets consisting of rights of way, water rights, easements, etc. are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the Units of Production (“UOP”) method. It is the Company’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with ASC guidance for goodwill and other intangibles. There was no impairment at April 30, 2010.

Amortization expense for the nine months ended April 30, 2010 and 2009 was approximately $40 and $33, respectively.

NOTE 10 - Mining Concessions

Mining concessions consists of the following:

	(in thousands)
	April 30, 2010	July 31, 2009
El Chanate	$49	$45
El Charro	25	25
Total	74	70
Less: accumulated amortization	(22)	(19)
Total	$52	$51

The El Chanate concessions are carried at historical cost and are being amortized using the UOP method. Amortization expense for the nine months ended April 30, 2010 and 2009 was approximately $3 and $6, respectively.

NOTE 11 - Reclamations and Remediation Liabilities (“Asset Retirement Obligations”)

The Company includes environmental and reclamation costs on an ongoing basis, in our internal revenue and cost projections.  No assurance can be given that environmental regulations will not be changed in a manner that would adversely affect the Company’s planned operations.  As of April 30, 2010, we estimated the reclamation costs for the El Chanate site to be approximately $3,766.  Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs.  The Asset Retirement Obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the Asset Retirement Obligation at each mine site.  The Company reviewed the estimated present value of the El Chanate mine reclamation and closure costs as of April 30, 2010 primarily due to the addition of the new leach pad.  As of April 30, 2010, approximately $2,016 was accrued for reclamation obligations relating to mineral properties in accordance with ASC guidance for asset retirement and environmental obligations.

The following is a reconciliation of the liability for long-term Asset Retirement Obligations for the nine months ended April 30, 2010:

(in thousands)
Balance as of July 31, 2009	$1,594
Additions, changes in estimates and other	434
Liabilities settled	(123)
Accretion expense	111
Balance as of April 30, 2010	$2,016

NOTE 12 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) consists of foreign currency translation gains and losses, unrealized gains and losses on marketable securities and fair value changes on derivative instruments and is summarized as follows:

	Foreign currency items	Unrealized gain (loss) on securities	Change in fair value of interest rate swaps	Accumulated other comprehensive income

Balance as of July 31, 2009	$(2,050)	$(15)	$87	$(1,978)
Income (loss)	1,516	40	122	1,678
Balance as of April 30, 2010	$(534)	$25	$209	$(300)

The Company has not recognized any income tax benefit or expense associated with other comprehensive income items for the year ended July 31, 2009 and the nine months ended April 30, 2010 due to the existence of net operating losses.

NOTE 13 - Related Party Transactions

In August 2002, the Company purchased marketable equity securities of a related company. The Company recorded approximately $4 and $5 in expense reimbursements including office rent from this entity for the nine months ended April 30, 2010, and 2009, respectively (See Note 4).

The Company utilizes Caborca Industrial, a Mexican corporation that is 100% owned by Gifford A. Dieterle, the Company’s former Chief Executive Officer, and another officer and director of the Company. These services include but are not limited to the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at slightly above cost. The profit from Caborca Industrial represents additional remuneration paid quarterly to the workers at the mine. Mining expenses charged by Caborca Industrial and eliminated upon consolidation amounted to approximately $4,182 and $3,561 for the nine months ended April 30, 2010 and 2009, respectively.

The Company incurred approximately $7 and $15 during the nine months ended April 30, 2010 and 2009, respectively, for services provided related to marketing materials. The firm providing the services is owned and operated by relatives of the Company’s President and COO, John Brownlie.

On September 17, 2009, the Company terminated Jeffrey W. Pritchard as Executive Vice President and Secretary of the Company without cause pursuant to a restructuring of its corporate investor relations functions.  The termination was effective September 15, 2009.  Mr. Pritchard also resigned as a Director of the Company effective September 29, 2009.  As part of the settlement, Mr. Pritchard received a lump sum payment of approximately $426.

On January 19, 2010, the Compensation Committee of the Board of Directors of the Company approved a new employment agreement (the “Agreement”) for John Brownlie, the Company’s President, Chief Operating Officer and a Director of the Company. The term of the agreement is for three years commencing January 19, 2010, and will automatically extend for consecutive one-year terms unless Mr. Brownlie or the Company notifies the other party that it does not wish to extend the Agreement. The Agreement provides for an initial base salary to Mr. Brownlie of $275 plus an immediate payment of $375 for reaching certain milestones. The Agreement provides for an additional payment upon the accomplishment of other goals. The Agreement also grants Mr. Brownlie 500,000 stock options.  The exercise price of the stock options is $3.60 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  The Company utilized the Black-Scholes method to fair value the 500,000 options.  For the nine months ended April 30, 2010, the Company recorded approximately $360 in equity compensation expense on the vested portion of these stock options.  The grant date fair value of each stock option was $2.16.  The stock options have a term of five years and vest as follows: one-third vested upon issuance and the balance vests on a one-third basis annually thereafter.

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

On April 29, 2010, the Company entered into a severance agreement and general release with John Brownlie, the Company’s President and Chief Operating Officer (“COO”), pursuant to which Mr. Brownlie’s employment agreement will terminate and he will resign as President and COO effective upon the earlier of the consummation of the Business combination between the Company and Nayarit Gold or July 1, 2010.  Pursuant to the Severance Agreement, Mr. Brownlie will be entitled to severance payments in the aggregate amount of approximately  $1,388, payable over a six month period; along with an additional $375 if the closing of the business combination occurs on or prior to the date which is 120 days from the date of the severance agreement.

NOTE 14 - Stockholders' Equity

Common Stock

The Company received proceeds of approximately $53 during the nine months ended April 30, 2010 from the exercising of an aggregate of 31,250 options issued to officers and directors. The Company also issued 44,184 shares upon the cashless exercising of options during the nine months ended April 30, 2010.

As part of the settlement agreement with the Company’s former Executive Vice-President, upon his termination without cause, the unvested portion of a previous restricted share grant of 41,667 shares was forfeited. As part of the severance agreement with the Company’s former Chief Executive Officer, the unvested portion of a previous restricted share grant of 20,833 shares was forfeited. An additional 833 shares, the unvested portion of a previous restricted share grant, was forfeited by a former employee of the Company.

During the nine months ended April 30, 2010 and 2009, the Company recorded approximately $911 and $675 in equity compensation expense related to the vesting of restricted stock grants and stock options, respectively.  As of April 30, 2010, the total compensation cost related to unvested restricted stock granted, but not yet recognized, was $97.

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

On January 19, 2010, at the recommendation of the Compensation Committee of the Board of Directors, the Company’s Board of Directors approved the issuance of 500,000, 50,000, 50,000, 50,000 and 37,500 options to John Brownlie, Leonard J. Sojka, John Cutler, Stephen Cooper and Trey Wasser, respectively, aggregating 687,500 stock options under our 2006 Equity Incentive Plan. The stock options for John Brownlie and Trey Wasser have a term of five years and vest as follows: one-third vested upon issuance and the balance vests on a one-third basis annually thereafter. The stock options for Leonard J. Sojka, John Cutler, and Stephen Cooper have a term of five years and vest 25,000 on January 19, 2010, 12,500 on January 19, 2011 and 12,500 on January 19, 2012.  The exercise price of the stock options is $3.60 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  The Company utilized the Black-Scholes method to fair value the 687,500 options received by these individuals totaling $1,486.  For the nine months ended April 30, 2010, the Company recorded approximately $603 in equity compensation expense on the vested portion of these stock options. The grant date fair value of each stock option was $2.16.

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

NOTE 15 - Debt

Long term debt consists of the following:

	(in thousands)
	April 30, 2010	July 31, 2009

Total long-term debt	$5,300	$8,000

Less current portion	3,600	3,600

Long-term debt	$1,700	$4,400

In September 2008, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) involving our wholly owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), the Company, as guarantor, and Standard Bank, as the lender. The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006.  Under the Credit Agreement, MSR and Oro borrowed money in an aggregate principal amount of up to US$12,500 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico.  The Company guaranteed the repayment of the Term Loan and the performance of the obligations under the Credit Agreement.  As of April 30, 2010 and 2009, the accrued interest on the Term Loan was approximately $12 and $28, respectively.

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

As of April 30, 2010, the Company and its related entities were in compliance with all debt covenants and default provisions.  The accounts of Caborca Industrial are not subject to the debt covenants and default provisions.

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

In December 2009, the Company executed a mandate letter with Standard Bank which set forth terms and conditions for amending the Credit Agreement to add a revolving loan of $15,000 to the existing Term Loan.  The revolving loan would have a term of one year and shall bear interest at a rate per annum equal to the LIBOR Rate, as defined in the Credit Agreement, for the applicable Interest Period plus the Applicable Margin. The Applicable Margin for the Term Loan is 3.0% per annum. There were no significant changes to the existing Term Loan. The revolving loan is subject to credit and regulatory approval as well as legal, regulatory, technical and financial due diligence.  We incurred an arrangement fee of $150 in connection with executing the mandate letter which will be amortized over the term of the revolving loan.

Future principal payments on the term loan are as follows (in thousands):

Fiscal Years Ending July 31,

2010	$900
2011	3,600
2012	800
$5,300

NOTE 16 - Sales Contracts, Commodity and Financial Instruments

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

The following is a reconciliation of the derivative contract regarding the Company’s Interest Rate Swap agreements:

(in thousands)
Liability balance as of July 31, 2009	$193
Change in fair value of swap agreement	26
Net cash settlements	(147)
Liability balance as of April 30, 2010	$72

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

The Effect of Derivative Instruments on the Statement of Operations (in thousands):

Quarter Ended	Derivatives in Cash Flow Hedging Relationships	Effective Results Recognized in OCI	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Income	Ineffective Results Recognized in Earnings	Location of Ineffective Results
7/31/08	Interest Rate contracts	$19	Interest Income (Expense)	(49)	-	N/A
10/31/08	Interest Rate contracts	$(38)	Interest Income (Expense)	(38)	-	N/A
1/31/09	Interest Rate contracts	$(95)	Interest Income (Expense)	(35)	-	N/A
4/30/09	Interest Rate contracts	$(16)	Interest Income (Expense)	(55)	-	N/A
7/31/09	Interest Rate contracts	$(19)	Interest Income (Expense)	(55)	-	N/A
10/31/09	Interest Rate contracts	$(16)	Interest Income (Expense)	(53)	-	N/A
1/31/10	Interest Rate contracts	$(8)	Interest Income (Expense)	(48)	-	N/A
4/30/10	Interest Rate contracts	$(1)	Interest Income (Expense)	(38)	-	N/A

Fair Value of Derivative Instruments in a Statement of Financial Position and the Effect of Derivative Instruments on the Statement of Financial Performance (in thousands):

	Liability Derivatives
July 31, 2008	Balance Sheet Location	Fair Values

Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$192
Derivatives designated as non-hedging instruments
Gold derivatives	Current Liabilities	$738

	Liability Derivatives
October 31, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$199
Derivatives designated as non- hedging instruments
Gold derivatives	Current Liabilities	$734

	Liability Derivatives
January 31, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$268
Derivatives designated as non-hedging instruments
Gold derivatives	Current Liabilities	$719

	Liability Derivatives
April 30, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$228

	Liability Derivatives
July 31, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$193
	Liability Derivatives
October 31, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$154
January 31, 2010	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$112
April 30, 2010	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$72

NOTE 17– Accrued Expenses

Accrued expenses consist of the following:
	(in thousands)
	April 30, 2010	July 31, 2009
Net smelter return	$374	$212
Mining contract	425	30
Income tax payable	2,929	507
Utilities	172	128
Interest	12	21
Legal and professional	60	125
Salaries, wages and related benefits	2,916	533
Deferred Financing Costs	159	-
Other liabilities	67	77
	$7,114	$1,633

NOTE 18 - Income Taxes

The Company’s Income tax (expense) benefit consisted of:

	(in thousands)		(in thousands)
	For The Three Months Ended		For The Nine Months Ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
Current:
United States	$-	$-	$-	$-
Foreign	(2,946)	(2,154)	(6,943)	(4,078)
	(2,946)	(2,154)	(6,943)	(4,078)
Deferred:
United States	-	-	-	-
Foreign	-	39	-	(746)
	-	39	-	(746)
Total	$(2,946)	$(2,115)	$(6,943)	$(4,824)

The Company’s Income (loss) before income tax consisted of:

	(in thousands)		(in thousands)
	For The Three Months Ended		For The Nine Months Ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009

United States	$(4,046)	$(1,637)	$(8,270)	$(4,602)
Foreign	9,771	6,306	23,876	17,113
Total	$5,725	$4,669	$15,606	$12,511

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

NOTE 19 - Fair Value Measurements

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

	Fair Value at April 30, 2010 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,796	$2,796	$-	$-
Marketable securities	75	75	-	-
	$2,871	$2,871	$-	$-
Liabilities:
Interest rate swap	72	-	72	-
	$72	$-	$72	$-

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

NOTE 20 – Business Combination

On February 10, 2010, Capital Gold Corporation (the “Company”) entered into a business combination agreement (the “Business Combination Agreement”) with Nayarit Gold Inc., (“Nayarit”), a corporation organized under the Ontario Business Corporation Act (“OBCA”).  Pursuant to the terms of the Business Combination Agreement, the Company and Nayarit intend to effect an amalgamation (the “Amalgamation”) of Nayarit and a corporation, to be organized under the OBCA as a wholly-owned subsidiary of the Company (“Merger Sub”), to form a combined entity (“AmalgSub” or “Surviving Company”), with AmalgSub continuing as the surviving entity following the Amalgamation.  By virtue of the Amalgamation, the separate existence of each of Nayarit and Merger Sub shall thereupon cease, and AmalgSub, as the surviving company in the Amalgamation, shall continue its corporate existence under the OBCA as a wholly-owned subsidiary of the Company. Pursuant to the terms of the Business Combination Agreement, by virtue of the Amalgamation and without any action on the part of Nayarit or the holders of any securities of Nayarit, all of the Nayarit shares of common stock (the “Nayarit Common Shares”) issued and outstanding immediately prior to the consummation of the Business Combination Agreement (other than Nayarit Common Shares held by dissenting stockholders of Nayarit) shall become exchangeable into the Company’s common stock on the basis of 0.134048 shares of Company common stock for each one (1) Nayarit Common Share (the “Amalgamation Consideration”).  The Company anticipates closing this transaction in August 2010; however, no assurance can be given that the transaction will be consummated.

NOTE 21 – Subsequent Events

On May 12, 2010, the Company and MRS agreed to reduce the MRS Repayment to $450 and the Company agreed to accept payment over a two year period in equal monthly installments, subject to the negotiation of a definitive settlement agreement.. Interest shall accrue on the outstanding balance at 5% until the principal and any accrued interest is paid in full (See Note 7).

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

Receipt of Technical Report for Updated Reserves at El Chanate

As previously announced, during 2009 and subsequent to the fiscal year ended July 31, 2009, we conducted exploration activities in the El Chanate pit area including, core drilling at depth to determine the potential of increasing its reserves further. The data obtained from geological mapping of the deposit’s mine pit areas, combined with assays from samples of the exploration drilling therein, were used to expand information in our mine database. SRK Consulting (U.S.), Inc. (“SRK”) of Lakewood, Colorado, an independent consulting firm, used this data to re-estimate El Chanate’s Mineral Reserves. These efforts resulted in a significant expansion of our reserve estimates, which we reported in our Form 10-K for the year ended July 31, 2009.  With the receipt of SRK’s technical report titled NI 43-101 Technical Report, Capital Gold Corporation, El Chanate Gold Mine, Sonora, Mexico and dated November 27, 2009 (the “SRK Report”), with respect to the updated reserve estimation and the updated mine plan and mine production schedule, current as of October 1, 2009, we re-published our previously announced reserve estimates along with additional information. The SRK Report complies with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”). Both Bart A. Stryhas PhD., Principal Resource Geologist, and Bret C. Swanson, BE(Mining), MAusIMM, are “Qualified Persons” as defined by NI 43-101.

Our proven and probable reserve tonnage increased to 70.6 million metric tonnes with an average gold grade of 0.66 grams per tonne (77.8 million US short tons at 0.0193 ounces per ton). The proven and probable reserve has 1,504,000 contained ounces of gold. The open pit strip ratio for the life of mine is 2.88:1 (2.88 tonnes of waste to one tonne of ore).  For the next year, our mine plan anticipates the open pit strip ratio will average 2:1. Determination of operational pre-stripping (increase in strip ratio) will be made after further geological drilling and determination of corporate strategy within the three year window of opportunity. There is also the potential to improve the life of mine strip ratio as the report identifies material within the pit design classified as waste that with additional drilling could be reclassified as ore. The updated pit design for the revised mine plan is based on a plant recovery of gold that varies by rock types, but is expected to average 58.25%. A gold price of US$800 (SEC three year average as of October 1, 2009) per ounce was used to re-estimate the reserves compared with a gold price of $750 per ounce used in the previous reserve estimate.  The stated proven and probable mineral reserves have been prepared in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum (CIM).  CIM definitions for proven and probable reserves convert directly from measured and indicated mineral resources with the application of appropriate economic parameters. These reserves are equivalent to proven and probable reserves as defined by the United States Securities and Exchange Commission (SEC) Industry Guide 7.

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

Production Summary

	Metric	U.S.

Materials
Reserves
Proven	22.4 Million Tonnes @ 0.70 g/t(1)	24.7 Million Tons @ 0.0204 opt(1)
Probable	48.2 Million Tonnes @ 0.65 g/t(1)	53.0 Million Tons @ 0.0189 opt(1)
Total Reserves(2)	70.6 Million Tonnes @ 0.66 g/t(1)	77.7 Million Tons @ 0.0193 opt(1)
Waste	203.5 Million Tonnes	224.3 Million Tons
Total Ore/Waste	274.1 Million Tonnes	302.0 Million tons

Contained Gold	46.78 Million grams	1,504,000 Oz

Production	5.4 Million Tonnes /Year	6.0 Million Tons/Year
Ore Crushed	14,868 Mt/d(1)	16,390 t/d(1)

Operating Days/Year	365 Days per year	365 Days per year
Gold Plant Average Recovery	58.25%	58.25%
Average Annual Production	2.1 Million grams	67,391 Oz
Total Gold Produced	27.25 Million grams	876,080 Oz

(1)	“g/t” means grams per metric tonne, “opt” means ounces per ton, “Mt/d” means metric tonnes per day and “t/d” means tons per day.
(2)	The reserve estimates are mainly based on a gold cutoff grade of 0.15 g/t for sandstone and 0.19 grams for siltstone and latite within the pit design.

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

In August 2009, we initiated the construction of an additional leach pad area with capacity for eight million tonnes of ore, at an estimated cost of approximately $3,300.  Permitting and site clearing was completed, the construction contractor completed the earthworks and the geomembrane liners were applied to the new leach pad area.  We initiated leaching of ore on the new leach pad as of December 31, 2009.  Golder Engineering of Tucson, Arizona oversaw construction activities and quality control and assurance for the project. The final actual construction cost of this additional leach pad area is anticipated to be less than $3,000.

In December 2009, we completed the procurement and commissioning of a new tertiary crusher for the El Chanate mine.  The cost for this equipment was approximately $1,100.  We also upgraded the platform supports for three of our crushers in May 2010.  We anticipate these upgrades to cost approximately $750.

In May 2010, we initiated the planning and permitting on the construction of an additional leach pad to the east of the existing leach pads.  The total capacity of this additional leach pad will be approximately 8.5 million tonnes (when stacked to six lifts) and cost approximately $7,500.  This pad will be expanded on the south, east and possibly west sides to accommodate the current ore reserve.  When combined with the original and west pads the aggregate capacity will be approximately 20.1 million tonnes.  This capital expenditure is anticipated to be expended over the next sixteen months.  Site clearing was initiated this month and construction is anticipated to commence in July 2010.  The first panel is anticipated to be ready for stacking towards the end of the calendar year.

We commenced a drill campaign during the current quarter within the El Chanate pit area which will consist of approximately 84 reverse circulation drill holes totaling approximately 8,400 meters.  To date, we have drilled 23 holes totaling 2,580 meters.  Most of these holes will be focused on the western part of the pit to further define the ore body and provide a better mine plan going forward.  In addition, some holes will test the outer limits of the pit and also provide condemnation within the proposed additional leach pad area as noted above.

The following table represents a summary of our proven and probable mineral reserves.

Proven and probable mineral reserve (Ktonnes of ore)	April 30, 2010	July 31, 2009
Ore	-	-
Beginning balance (Ktonnes)	40,911	35,417
Additions	30,388	9,342
Reductions	(3,438)	(3,848)
Ending Balance	67,861	40,911

Contained gold
Beginning balance (thousand of ounces)	859	719
Additions	662	239
Reductions	(83)	(99)
Ending Balance	1,438	859

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

In January 2010, we initiated an additional drill campaign at Saric that consisted of 13 core holes totaling approximately 1,100 meters.  The drilling was completed on February 23, 2010 and targeted the existing mineralized structure to confirm the geologic interpretation and confirm the accuracy of previous reverse circulation drilling. The drill hole samples were assayed by ALS Chemex.  Currently, we have been conducting additional soil geochemical sampling, radiometric sampling, compiling geological results, planning additional drilling, working on an updated environmental report and clarifying the surface ranch land ownership.

The lease agreement required an initial payment of $45 upon execution of the lease.  We are required to pay an additional $250, consisting of ten payments of $25 every four months beginning six months after execution of the lease agreement. The agreement also contains an option to acquire the mining concessions for a cash payment of $1,500 at the end of the term (December 2011).  If we elect not to exercise this option, we would have the ability to mine the concessions by paying a 1% net smelter return to the owners of the leased concessions, capped at $3,000.  Prior payments made under this lease agreement would be deductible from the $3,000 cap.

We continue to investigate other exploration projects in northern Mexico and other locations.

Result of Operations

As discussed more fully in Note 1 to the accompanying condensed consolidated financial statements, the financial information as of the fiscal year ended July 31, 2009 and for the three and nine months ended April 30, 2009 has been recast so that the basis of presentation is consistent with that of the financial information as of April 30, 2010 and for the three and nine months ended April 30, 2010. This recast reflects a 1-for-4 reverse stock split of the Company’s common stock that became effective on January 25, 2010.

Three months ended April 30, 2010 compared to three months ended April 30, 2009

Net income for the three months ended April 30, 2010 and 2009 was approximately $2,779 and $2,554, respectively, representing an increase of approximately $225 or 9% over the prior period.  Income before taxes was $5,725 and $4,669 for the three months ended April 30, 2010 and 2009, respectively, which represented an increase of 23%.  Income before taxes increased primarily as a result of higher revenues from a higher gold price being realized on ounces sold during the current quarter as well as higher production results during the three months ended April 30, 2010, as compared to the same period a year ago.

As a result of management changes during the three months ended April 30, 2010, we incurred one-time severance related charges of approximately $2,284 within general and administrative expense.  If we exclude these one-time charges, net income for the three months ended April 30, 2010 would have been approximately $5,063 representing an increase of approximately $2,509 or 98% over the prior period.

Revenues & Costs Applicable to Sales

Gold sales for the three months ended April 30, 2010 totaled approximately $17,525 as compared to $12,395 in the prior period representing an increase of approximately $5,130 or 41%.  We sold 15,745 ounces at an average realizable price per ounce of approximately $1,113 in the current period.  We sold 13,347 ounces at an average realizable price per ounce of $929 during the same period last year.

Costs applicable to sales were approximately $6,601 and $3,698, respectively, for the three months ended April 30, 2010 and 2009, an increase of approximately $2,903 or 79%.  Cash costs were $403 per ounce of gold sold for the three months ended April 30, 2010 as compared to $263 for the three months ended April 30, 2009.   The primary reasons for this increase in cash cost per ounce sold in the current period is attributable to: 1) higher mining contractor costs of approximately $983 primarily due to an increase in tonnage mined of 1,495,000 tonnes or 84%, higher diesel fuel consumption of $453 due to an increase in tonnage mined and longer haul distance as the pit deepens, and higher explosive costs of $341; 2) higher leaching and ADR plant costs of approximately $562 mainly due to an increase in tonnage crushed of 338,000 and associated consumption of certain chemicals as well as a price increase in cost of lime(this increased consumption was mainly the result of increasing the solution flow to the leach pad as we increased the level of lifts or height of the leach pad as well as the surface area under leach with the additional leach pad); 3) higher crushing costs of approximately $405 due to an increased tonnage crushed of 338,000 and associated consumption of crushing supplies and parts; and  4) higher heavy equipment maintenance of approximately $136k due to an increase in wear parts and tires for our equipment during the current quarter.  Total costs were $455 per ounce of gold sold for the three months ended April 30, 2010 as compared to $305 total cost in the prior period.  The primary reason for this increase in total costs was attributed to the same reason as detailed above for the increase in cash costs per ounce sold.

Revenues from by-product sales, which consist of silver, are credited to Costs applicable to sales as a by-product credit. By-product sales amounted to $427 and $298 for the three months ended April 30, 2010 and 2009, on silver ounces sold of 24,715 and 22,991, respectively.

Depreciation and Amortization

Depreciation and amortization expense during the three months ended April 30, 2010 and 2009 was approximately $838 and $563, respectively.  The primary reason for the increase of approximately $275, or 49%, in the current period was due to an increase in depreciation and amortization charges related to property, plant and equipment additions as well as the increase in amortization under the Units-of-Production method associated with corresponding increase in production.

General and Administration Expense

General and administrative expenses during the three months ended April 30, 2010 were approximately $3,753, an increase of approximately $2,392, or 176%, from the three months ended April 30, 2009.  This increase resulted primarily from one-time severance related charges to executives and employees of approximately $2,284 during the quarterly period ended April 30, 2010.  If we exclude these one-time charges, general and administrative expenses increased $108 or 8% which was primarily due to an increase in legal and professional fees associated with the acquisition of Nayarit Gold.

On March 11, 2010, we entered into an agreement with Gifford A. Dieterle, the Chief Executive Officer (“CEO”) of the Company and Chairman of the Board, pursuant to which Mr. Dieterle resigned his position as CEO and Chairman of the Board, effective March 18, 2010. Pursuant to the agreement, Mr. Dieterle is to receive lump sum payments totaling approximately $376 in September 2010, and additional payments totaling approximately $288 during 2011. In addition, Mr. Dieterle will receive $100 in shares of our common stock in September 2010.

On April 29, 2010, we entered into a severance agreement and general release with John Brownlie, our President and Chief Operating Officer (“COO”), pursuant to which Mr. Brownlie’s employment agreement will terminate and he will resign as President and COO effective upon the earlier of the consummation of the Business combination between the Company and Nayarit Gold or July 1, 2010.  Pursuant to the Severance Agreement, Mr. Brownlie will be entitled to severance payments in the aggregate amount of approximately $1,388, payable over a six month period; along with an additional $375 if the closing of the business combination occurs on or prior to the date which is 120 days from the date of the severance agreement. .

Exploration Expense

Exploration expense during the three months ended April 30, 2010 and 2009 was approximately $320 and $329, respectively, or a decrease of $9, or 3%.  The primary reason for the decrease can be attributed to the prior year containing exploration expense associated with a 10 hole, deep core drilling campaign at our El Chanate mine totaling 2,500 meters.  Both periods presented include activity associated with on-going exploration, drilling and geochemical work being conducted on our leased and owned concessions located northwest of Saric, Sonora.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the three months ended April 30, 2010 and 2009, was approximately $0 and $1,391, respectively, and was reflected as Other Expense. The primary reason for the decrease can be attributed to the close out, on February 24, 2009, with Standard Bank, Plc., of the remaining 58,233 ounces of gold hedged under the original Gold Price Protection arrangements originally entered into in March 2006.

Interest expense was approximately $326 for the three months ended April 30, 2010 compared to approximately $351 for the same period a year earlier.  This decrease was due to lower interest charges incurred during the current period, based on a lower average debt balance compared to the prior period.  As of April 30, 2010 and 2009, there was $5,300 and $9,125, respectively, outstanding on our term note with Standard Bank.  Interest expense also includes amortization of deferred financing costs resulting from the credit arrangements entered into with Standard Bank.  This accounted for approximately $247 and $247 of amortization expense during the three months ended April 30, 2010 and 2009, respectively.

Nine months ended April 30, 2010 compared to nine months ended April 30, 2009

Net income for the nine months ended April 30, 2010 and 2009 was approximately $8,663 and $7,687, respectively, representing an increase of approximately $976 or 13% over the prior period.  Income before taxes was $15,606 and $12,511 for the nine months ended April 30, 2010 and 2009, respectively, which represented an increase of 25%.  Income before taxes increased primarily as a result of higher revenues from a higher gold price being realized on ounces sold during the current quarter as well as slightly higher production results during the nine months ended April 30, 2010, as compared to the same period a year ago.

As a result of management changes during the nine months ended April 30, 2010, we incurred one-time severance related charges to executives and employees of approximately $2,710 within general and administrative expense.  If we exclude these one-time charges, net income for the nine months ended April 30, 2010 would have been approximately $11,373 representing an increase of approximately $3,686 or 48% over the prior period.

Revenues & Costs Applicable to Sales

Gold sales for the nine months ended April 30, 2010 totaled approximately $42,480 as compared to $32,939 in the prior period representing an increase of approximately $9,541 or 29%.  We sold 39,294 ounces at an average realizable price per ounce of approximately $1,081 in the current period.  We sold 38,047 ounces at an average realizable price per ounce of $866 during the same period last year.

Costs applicable to sales were approximately $15,336 and $10,395, respectively, for the nine months ended April 30, 2010 and 2009, an increase of approximately $4,941 or 48%.  Cash costs were $374 per ounce of gold sold for the nine months ended April 30, 2010 as compared to $261 for the nine months ended April 30, 2009.   The primary reasons for this increase in cash cost per ounce sold in the current period is attributable to: 1) higher mining contractor costs of approximately $1,467 primarily due to an increase in tonnage mined of 1,896,000 tonnes or 32%, higher diesel fuel consumption of $758 due to an increase in tonnage mined and longer haul distance as the pit deepens, and higher explosive costs of $582; 2) higher leaching and ADR plant costs of approximately $1,623 mainly due to an increase in consumption of certain chemicals ($1,048) as well as consumption and price increase in cost of lime ($366) in the processing of ore as well as an increase in both water ($103) and electricity  ($94) usage  (the increased consumption was mainly the result of increasing the solution flow to the leach pad as we increased the level of lifts or height of the leach pad as well as the surface area under leach with the additional leach pad); and 3) higher crushing costs of approximately $762 due to an increased consumption of crushing supplies and parts.  This resulted from the addition of the new crushers as well as the increased tonnage put through the circuit as compared to the prior period. Total costs were $426 per ounce of gold sold for the nine months ended April 30, 2010 as compared to $301 total cost in the prior period.  The primary reason for this increase in total costs was attributed to the same reason as detailed above for the increase in cash costs per ounce sold.

Revenues from by-product sales, which consist of silver, are credited to Costs applicable to sales as a by-product credit. By-product sales amounted to $970 and $809 for the nine months ended April 30, 2010 and 2009, on silver ounces sold of 56,875 and 68,325, respectively.

Depreciation and Amortization

Depreciation and amortization expense during the nine months ended April 30, 2010 and 2009 was approximately $2,063 and $1,535, respectively.  The primary reason for the increase of approximately $528, or 34%, in the current period was due to an increase in depreciation and amortization charges related to property, plant and equipment additions.

General and Administration Expense

General and administrative expenses during the nine months ended April 30, 2010 were approximately $7,413, an increase of approximately $3,613, or 95%, from the nine months ended April 30, 2009.  This increase resulted primarily from one-time severance related charges to executives and employees of approximately $2,710 during the quarterly period ended April 30, 2010.  In addition, we experienced higher legal and professional fees associated with our proposed acquisition with Nayarit Gold of approximately $458 as well as higher non-cash stock compensation expense of approximately $276. If we exclude these one-time severance related charges, general and administrative expenses increased $903 or 24%.  See also discussion on General and Administration Expense contained within the “Three months ended April 30, 2010 compared to three months ended April 30, 2009” section for further detail related to these one-time severance related charges.

Exploration Expense

Exploration expense during the nine months ended April 30, 2010 and 2009 was approximately $1,000 and $1,224, respectively, or a decrease of $224, or 18%.  The primary reason for the decrease can be attributed to the prior year containing exploration expense associated with a 10 hole, deep core drilling campaign at our El Chanate mine totaling 2,500 meters.  Both periods presented include activity associated with on-going exploration, drilling and geochemical work being conducted on our leased and owned concessions located northwest of Saric, Sonora.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the nine months ended April 30, 2010 and 2009, was approximately $0 and $1,969, respectively, and was reflected as Other Expense. The primary reason for the decrease can be attributed to the close out, on February 24, 2009, with Standard Bank, Plc., of the remaining 58,233 ounces of gold hedged under the original Gold Price Protection arrangements originally entered into in March 2006.

Interest expense was approximately $1,046 for the nine months ended April 30, 2010 compared to approximately $1,264 for the same period a year earlier.  This decrease was due to lower interest charges incurred during the current period, based on a lower average debt balance compared to the prior period.  As of April 30, 2010 and 2009, there was $5,300 and $9,125, respectively, outstanding on our term note with Standard Bank.  Interest expense also includes amortization of deferred financing costs resulting from the credit arrangements entered into with Standard Bank.  This accounted for approximately $741 and $734 of amortization expense during the nine months ended April 30, 2010 and 2009, respectively.

Changes in Foreign Exchange Rates

During the nine months ended April 30, 2010 and 2009, we recorded equity adjustments from foreign currency translations of approximately $1,516 and $3,120, respectively.  These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the U.S. dollar and are included as a component of other comprehensive income.  The Mexican Peso and the U.S. dollar exchange rate as of April 30, 2010 was 12.2783.  As of July 31, 2009, such exchange rate was 12.9933.

Summary of Quarterly Results
(000’s except per share Data)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009

Revenues	17,525	12,395	42,480	32,939
Net Income	2,779	2,554	8,663	7,687
Basic net income per share	0.06	0.05	0.18	0.16
Diluted net income per share	0.06	0.05	0.17	0.15
Gold ounces sold	15,745	13,347	39,294	38,047
Average price received	$1,113	$929	$1,081	$866
Cash cost per ounce sold(1)	$403	$263	$374	$261
Total cost per ounce sold(1)	$455	$305	$426	$301

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

The following table reconciles the Non-GAAP measure “Cash costs per ounce sold” to the GAAP measure of “Costs applicable to sales per ounce sold”:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
Reconciliation from non-GAAP measure to US GAAP	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009

Cash cost per ounce sold	$403	$263	$374	$261
Intercompany management fee	11	11	13	13
Other	5	3	3	(1)
Costs applicable to sales per ounce sold	$419	$277	$390	$273

Summary of Results of Operations

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009

Tonnes of ore mined	1,204,414	866,604	3,437,951	2,771,284
Tonnes of waste removed	2,047,766	890,241	4,373,945	3,144,623
Ratio of waste to ore	1.70	1.03	1.27	1.13
Tonnes of ore processed	1,229,139	938,469	3,441,506	2,892,595
Grade (grams/tonne)	0.76	0.68	0.73	0.82
Gold (ounces)
- Produced(1)	16,506	13,460	40,459	38,994
- Sold	15,745	13,347	39,294	38,047
(1)	Gold produced each year does not necessarily correspond to gold sold during the year, as there is a time delay in the actual sale of the gold.

Liquidity and Capital Resources

Operating activities

Cash provided by operating activities during the nine months ended April 30, 2010 and 2009 was $9,744 and $7,311, respectively.  Cash provided by operating activities increased $2,433 as compared to the nine months ended April 30, 2009, primarily due to higher net income resulting from an increase in the average gold price received for ounces sold, an increase in inventory balances during the current period of $7,595, and an increase in accounts payable and accrued expenses of $4,220 mainly due to the accruals associated with one-time severance related charges to executives and employees of approximately $2,710 during the quarterly period ended April 30, 2010.

In addition, on January 25, 2010, we entered into a Collateral Agreement (the “Collateral Agreement”) with Metal Recovery Solutions, LLC (“MRS”), a privately-held Nevada company, in which it was proposed that we would acquire twenty-five percent of all of the issued and outstanding equity of MRS for aggregate investment of $2,000.  The Collateral Agreement required us to promptly pay $500 to MRS, with the intention to invest the remaining $1,500 set forth in a letter of intent (the “LOI”) entered into on January 25, 2010, the material terms of which were non-binding. Our obligation to invest the remaining $1,500 was contingent upon the execution of a definitive Investment Agreement (the “Investment Agreement”).  Because the Investment Agreement was not consummated, the Collateral Agreement provides that the $500 payment to MRS would be repaid with interest (the “MRS Repayment”). Such repayment is secured by cash flows from MRS’s Consulting / Services Agreement with a third-party gold mining company, the expected value of which is $1,275 to MRS.

On March 25, 2010, we elected not to pursue the implementation of the MRS technology at its El Chanate mine.  Accordingly, we demanded repayment of the amounts paid to MRS in accordance with the letter agreement between MRS and us. On May 12, 2010, the parties agreed to reduce the MRS Repayment to $450 and we agreed to accept payment over a two year period in equal monthly installments, subject to the negotiation of a definitive settlement agreement. We recorded the current portion of $219 within Other Current Assets with the remaining amount due of $231 within Other Long-Term Assets.  Interest shall accrue on the outstanding balance at 5% until the principal and any accrued interest is paid in full.

Investing Activities

Cash used in investing activities during the nine months ended April 30, 2010, amounted to approximately $5,712, primarily for the acquisition of an additional tertiary crusher and screen plant, additional water rights, additional leach pad expansion, as well as new platform upgrades for three of our crushers.  In August 2009, we initiated the construction of an additional leach pad area with capacity for eight million tonnes of ore.  Permitting and site clearing was completed, the construction contractor completed the earthworks and the geomembrane liners were applied to the new leach pad area.  We initiated leaching of ore on the new leach pad as of December 31, 2009.  Golder Engineering of Tucson, Arizona oversaw construction activities and quality control and assurance for the project. The final actual construction cost of this additional leach pad area is anticipated to be less than $3,000.

In May 2010, we initiated the planning and permitting on the construction of an additional leach pad to the east of the existing leach pads.  The total capacity of this additional leach pad will be approximately 8.5 million tonnes (when stacked to six lifts) and cost approximately $7,500.  This pad will be expanded on the south, east and possibly west sides to accommodate the current ore reserve.  When combined with the original and west pads the capacity will be 20.1 million tonnes.  This capital expenditure is anticipated to be expended over the next sixteen months.  Site clearing was initiated this month and construction is anticipated to commence in July 2010.  The first panel is anticipated to be ready for stacking towards the end of the calendar year.  We also upgraded the platform supports for three of our crushers in May 2010.  We anticipate these upgrades to cost approximately $750.

Cash used in investing activities during the nine months ended April 30, 2009, amounted to approximately $4,770, primarily from the acquisition of an additional secondary crusher and tunnel conveyor, mobile equipment, conveyors and ADR plant equipment, including the carbon regeneration kiln.

Financing Activities

Cash used in financing activities during the nine months ended April 30, 2010 amounted to approximately $2,793, primarily from the repayment of our term loan of $2,700.  We also received proceeds of approximately $53 in the current period from the issuance of common stock upon the exercise of 125,000 options.  In addition, we incurred $150 in finance costs to amend our Amended and Restated Credit Agreement with Standard Bank (See “Term loan and Revolving Credit Facility” section below).  Cash used in financing activities during the nine months ended April 30, 2009 amounted to approximately $3,226, primarily from the repayment of the term loan of $3,375.

Business Combination Agreement

On February 10, 2010, Capital Gold Corporation (the “Company”) entered into a business  combination agreement (the “Business Combination Agreement”) with Nayarit Gold Inc., (“Nayarit”), a corporation organized under the Ontario Business Corporation Act (“OBCA”).  Pursuant to the terms of the Business Combination Agreement, the Company and Nayarit intend to effect an amalgamation (the “Amalgamation”) of Nayarit and a corporation, to be organized under the OBCA as a wholly-owned subsidiary of the Company (“Merger Sub”), to form a combined entity (“AmalgSub” or “Surviving Company”), with AmalgSub continuing as the surviving entity following the Amalgamation.  By virtue of the Amalgamation, the separate existence of each of Nayarit and Merger Sub shall thereupon cease, and AmalgSub, as the surviving company in the Amalgamation, shall continue its corporate existence under the OBCA as a wholly-owned subsidiary of the Company. Pursuant to the terms of the Business Combination Agreement, by virtue of the Amalgamation and without any action on the part of Nayarit or the holders of any securities of Nayarit, all of the Nayarit shares of common stock (the “Nayarit Common Shares”) issued and outstanding immediately prior to the consummation of the Business Combination Agreement (other than Nayarit Common Shares held by dissenting stockholders of Nayarit) shall become exchangeable into the Company’s common stock on the basis of 0.134048 shares of Company common stock for each one (1) Nayarit Common Share (the “Amalgamation Consideration”).  The Company anticipates closing this transaction in July 2010, subject to stockholder approval.

Term loan and Revolving Credit Facility

In September 2008, we closed an Amended And Restated Credit Agreement (the “Credit Agreement”) involving our wholly-owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), us, as guarantor, and Standard Bank PLC (“Standard Bank”), as the lender. The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006. Under the Credit Agreement, MSR and Oro borrowed money in an aggregate principal amount of up to $12,500 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico. We guaranteed the repayment of the Term Loan and the performance of the obligations under the Credit Agreement. As of April 30, 2010, the outstanding amount on the term note was $5,300 and accrued interest on this agreement was approximately $12.

Term Loan principal shall be repaid quarterly and commenced on September 30, 2008 and consisted of four payments in the amount of $1,125, followed by eight payments in the amount of $900 and two final payments in the amount of $400. There is no prepayment fee.  Principal under the Term Loan shall bear interest at a rate per annum equal to the LIBO Rate, as defined in the Credit Agreement, for the applicable Interest Period plus the Applicable Margin. An Interest Period can be one, two, three or six months, at the option of the Borrowers. The Applicable Margin for the Term Loan is 2.5% per annum. Pursuant to the terms of the Credit Agreement, operating accounts remain subject to an account pledge agreement between MSR and Standard Bank.

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

As of April 30, 2010, we and our related entities were in compliance with all debt covenants and default provisions.

Environmental and Permitting Issues

Management does not expect that environmental issues will have an adverse material effect on our liquidity or earnings.  The Company complies with all laws, rules and regulations concerning mining, environmental, health, zoning and historical preservation issues and we are not aware of any environmental issues at the El Chanate concessions.  We have received the required Mexican government permits for operations.  Any revisions to our mine plan may require us to amend the permits.

We received the annual extension to the explosive use permit from the relevant authorities.  The permit is valid through December 2010.

We include environmental and reclamation costs on an ongoing basis, in our revenue and cost projections.  No assurance can be given that environmental regulations will not be revised by the Mexican authorities in the future.  As of April 30, 2010, we have estimated the reclamation costs for the El Chanate site to be approximately $3,766.  Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and closure costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation for the mine site.  We reviewed the estimated present value of the El Chanate mine reclamation and closure costs as of January 31, 2010 primarily due to the addition of the new leach pad in accordance with ASC guidance for asset retirement and environmental obligations.  As of April 30, 2010, our reclamation and remediation liability was $2,016.

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

Intangible Assets

Purchased intangible assets consisting of rights of way, easements, net profit interests, etc. are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the units of production method. It is our policy to assess periodically the carrying amount of our purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with ASC guidance for goodwill and other intangibles. There was no impairment at April 30, 2010.

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

Revenues from by-product sales, which consist of silver, are credited to Costs applicable to sales as a by-product credit. By-product sales amounted to $970 and $809 for the nine months ended April 30, 2010 and 2009, on silver ounces sold of 56,875 and 68,325, respectively.

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

Market Risk Disclosures
April 30, 2010
(in thousands)

Instruments entered into for hedging purposes -

Type of Derivative	Notional Size		Fixed Price or Strike Price	Underlying Price	Termination or Expiration	Fair Value

Interest Rate Swaps	$2,625	(1)	5.30%	3 Mo. USD LIBOR	12/31/2010	$(72)

(1) The value shown reflects the notional as of April 30, 2010. Over the term of the swap, the notional amortizes, dropping to approximately $1,313.

As of April 30, 2010, the dollar value of a basis point for this interest rate swap was approximately ($86), suggesting that a one-basis point rise (fall) of the yield curve would likely foster an increase (decrease) in the interest rate swaps value by approximately $86.  Because hedge accounting is applied, the contract serves to lock in a fixed rate of interest for the portion of the variable rate debt equal to the swap's notional size.  The swap covers only 75% of our variable rate exposure.

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

The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold.  Gold prices fluctuate on a daily basis.  During the twelve months ended April 30, 2010, the spot price for gold on the London Exchange has fluctuated between $884.50 and $1,212.50 per ounce.   Gold prices are affected by numerous factors beyond our control, including:

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

On February 10, 2010, we executed a business combination agreement with with Nayarit Gold Inc., (“Nayarit”). The obligations of the parties to consummate the Business Combination are subject to the satisfaction or waiver of specified conditions set forth in the Business Combination Agreement.  Such conditions include satisfaction by all parties of covenants and obligations contained in the Business Combination Agreement, the accuracy in all material respects on the date of the Business Combination Agreement and the closing date of all of the parties’ representations and warranties, obtaining material consents, approval of the regulatory authorities, and stockholder approval, as set forth in the Business Combination Agreement.  It is possible some or all of these conditions will not be satisfied or waived by parties to the Business Combination Agreement, and therefore, the Business Combination may not be consummated.

Failure to complete the business combination could negatively impact the stock prices and the future business and financial results of Capital Gold.

If the business combination is not completed, the ongoing businesses of Capital Gold may be adversely affected. Additionally, if the business combination is not completed, Capital Gold may be required to pay a termination fee under the business combination agreement of $1,000,000, and will have to pay certain costs relating to the business combination, such as legal, accounting, financial advisor, filing, printing and mailing fees. Any of the foregoing, or other risks arising in connection with the failure of the Business Combination, including the diversion of management attention from pursuing other opportunities during the pendency of the Business Combination, may have an adverse effect on the business, financial results and stock prices of Capital Gold.

Whether or not the Business Combination is completed, the announcement and pendency of the Business Combination could cause disruptions in the businesses of Capital Gold, which could have an adverse effect on their respective businesses, financial results and stock prices.

Whether or not the merger is completed, the announcement and pendency of the business combination could cause disruptions in the businesses of Capital Gold.  Specifically, managements’ attention has been focused on the merger, which may have diverted managements’ attention from the core business of the respective companies and other opportunities that could have been beneficial to the respective companies.  In addition, current and prospective employees of Capital Gold may experience uncertainty about their future roles with Capital Gold following the business combination, which may materially and adversely affect the ability of each of Capital Gold and Nayarit to attract and retain key personnel.  These disruptions could be exacerbated by a delay in the completion of the business combination or termination of the Business Combination Agreement and could have an adverse effect on the business, financial results or stock prices of Capital Gold if the business combination is not completed.

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

CAPITAL GOLD CORPORATION

Date: June 9, 2010	By:	/s/ John Brownlie
John Brownlie
President and Chief Operating Officer
(Principal Executive Officer)

Date: June 9, 2010	By:	/s/ Christopher M. Chipman
Christopher M. Chipman
Chief Financial Officer
(Principal Financial Officer)