Form 10-K
period 2010-07-31
CAPITAL GOLD CORP
filed 2010-10-14
CIK 726845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JULY 31, 2010
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-34618

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
Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity on January 31, 2010 held by non-affiliates computed by reference to the closing price of the issuer’s Common Stock on that date, was $95,199,958 based upon the closing price ($2.94) multiplied by the 32,380,938 shares of the issuer’s Common Stock held by non-affiliates.

The number of shares outstanding of each of the issuer’s classes of common equity as of October 1, 2010: 61,202,028.

The Proxy Statement of Capital Gold Corporation to be filed in connection with our 2011 Annual Meeting of Stockholders is incorporated in Part III hereof, as specified herein.

CAPITAL GOLD CORPORATION
Form 10-K
July 31, 2010

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

v

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

PART I

Item 1.  Business

Capital Gold Corporation (the “Company”) is engaged in the mining, exploration and development of gold properties in Mexico.  Our primary focus is on the operation and development of the El Chanate project as well as the development of our Orion Project in the State of Nayarit Mexico.   Through our recent acquisition of Nayarit Gold, Inc. (“Nayarit”) on August 2, 2010, we control approximately 257,000 acres (104,000 hectares) of mining concessions known as the Orion Project.  The Orion Project lies in the Sierra Madre Occidental, a prolific mining district in Western Mexico.  We also conduct gold exploration in other locations in Sonora, Mexico. (The financial data in this discussion is in thousands, except where otherwise specifically noted.)

On February 10, 2010, Capital Gold Corporation entered into a business combination agreement (the “Nayarit Business Combination Agreement”), as amended and extended, with Nayarit, a corporation organized under the Ontario Business Corporation Act (“OBCA”) pursuant to which, on August 2, 2010, Nayarit became a wholly-owned subsidiary of Capital Gold (the “Nayarit Business Combination”). We effected the amalgamation (the “Amalgamation”) of Nayarit and a corporation, organized under the OBCA as a wholly-owned subsidiary of the Company (“Merger Sub”), to form a combined entity (“AmalgSub” or “Surviving Company”), with AmalgSub continuing as the surviving entity following the Amalgamation.  By virtue of the Amalgamation, the separate existence of each of Nayarit and Merger Sub cease, and AmalgSub, as the surviving company in the Amalgamation, continue its corporate existence under the OBCA as a wholly-owned subsidiary of the Company. Pursuant to the terms of the Nayarit Business Combination Agreement, all of the Nayarit shares of common stock (the “Nayarit Common Shares”) issued and outstanding immediately prior to the consummation of the Nayarit Business Combination Agreement (other than Nayarit Common Shares held by dissenting stockholders of Nayarit) were exchanged into the Company’s common stock on the basis of 0.134048 shares of Company common stock for each one (1) Nayarit Common Share (the “Amalgamation Consideration”).

On October 1, 2010, the Company and Gammon Gold Inc. (“Gammon Gold”) entered into a definitive merger agreement pursuant to which, if consummated, Gammon Gold will acquire all of the issued and outstanding common shares of Capital Gold in a cash and share transaction (the “Gammon Transaction”). The total consideration for the purchase of 100% of the fully diluted shares of Capital Gold is approximately US$288 million or US$4.57 per Capital Gold share based on Gammon Gold’s closing price on September 24, 2010 on the NYSE. The Gammon Transaction has the unanimous support of both companies’ Boards of Directors and Officers.  Under the terms of the Gammon Transaction, each common share of Capital Gold will be exchanged for 0.5209 common shares of Gammon Gold and a cash payment in the amount of US$0.79 per share. Based on the September 24, 2010 closing price of Capital Gold’s shares on the NYSE EURONEXT, the acquisition price represents a 20% premium to the close on September 24th and a 30% premium to the 20-day volume weighted average price on the NYSE EURONEXT ending on that date.  The consummation of the Gammon Transaction is subject to numerous contingencies as described in the related merger agreement including, but not limited to, Capital Gold stockholder approval.

Sonora, Mexico Concessions

Through wholly-owned subsidiaries, Capital Gold Corporation owns 100% of 21 mining concessions located in the State of Sonora, Republic of Mexico totaling approximately 9,665 hectares (23,873 acres or 37.3 square miles).  We commenced mining operations on two of these concessions in late March 2007 and achieved gold production and revenue from operations in early August 2007. We sometimes refer to the operations on these two concessions as the El Chanate Project.

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

In January 2010, we initiated an additional drill campaign at Saric that consisted of 13 core holes totaling approximately 1,100 meters.  The drilling was completed on February 23, 2010 and targeted the existing mineralized structure to confirm the geologic interpretation and confirm the accuracy of previous reverse circulation drilling. The drill hole samples were assayed by ALS Chemex.  Currently, we are planning to initiate a geophysical survey in late 2010.  The intention of the geophysical survey is to assist us in determining the focus of our next drill campaign.   We are also continuing our work on an updated environmental report.

Orion Project

The Orion Project lies in the prolific Sierra Madre Occidental, which hosts numerous multi-million ounce gold-silver deposits. The Orion Project is one of the larger contiguous concessions in the Sierra Madre, composed of 257,000 acres (104,000 hectares).  The Orion Project is located on the southeast flank of the Sierra Madre, about 125km south of  the famous Tayoltita district which has reserves reported to be in excess of 20 million gold equivalent ounces.  The concessions are located approximately 110km north–northwest of Tepic, state capital of Nayarit, México, 150km southeast of Mazatlan, Sinaloa.  The Orion Project is located 13 km south–southeast of the town of Acaponeta, Nayarit, in the Motaje Mining District as identified by the Servicio Geologico Mexicano (formerly the Consejo de Recursos Minerales).  We anticipate to progress  this project to a pre-feasibility stage by the second quarter 2011.

For more information on our projects, please see  “Item 2. Property; Sonora Concessions and Orion Project in Nayarit Mexico”.

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

Human Resources

As of October 1, 2010, we had 174 full time and 17 temporary employees working at our El Chanate mine in Sonora, Mexico as well as 7 full time employees in the U.S. and Canada.  We also utilize a mining and other contractors at the El Chanate mine which comprised a total of 121 personnel onsite, including 28 related to leach pad construction.

A national labor union has expressed interest in organizing the workers at Capital Gold’s El Chanate Mine.

The workforce at El Chanate is currently non-unionized, however, a national labor union is seeking to permit workers to vote on whether or not they would like to organize under such labor union. Capital Gold is reviewing its options with respect to the union’s activities. If the workforce were permitted to unionize, such activity could result in higher production costs at the El Chanate mine; however the Company would work to execute a favorable union contract. In addition, although we have not experienced a work stoppage to date, if the workforce chose not to unionize, the national labor seeking to unionize may choose to illegally interrupt operations at El Chanate, which could have a material adverse effect on our business, financial condition or results of operations.

Cautionary Statement on Forward-Looking Statements

Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  All statements other than statements of historical fact included in this report regarding our financial position, business and plans or objectives for future operations are forward-looking statements.  Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding exploration and mine development, construction and expansion plans, costs, grade, strip ratio, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms or other sources of funding, if needed, and the timing of additional tests, feasibility studies and environmental permitting are all forward-looking in nature.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to, the risk factors discussed below in “Item 1A. Risk Factors” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this report.  We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

Risks related to our business and operations

While Capital Gold believes that it will continue to generate positive cash flow and profits from operations, if it encounters unexpected problems, it may need to raise additional capital.   If additional capital is required and Capital Gold is unable to obtain it from outside sources, Capital Gold may be forced to reduce or curtail its operations or its anticipated exploration activities.

Prior to the first fiscal quarter of 2008, Capital Gold was not able to generate cash flow from operations.  While it is now generating positive cash flow and profits, if Capital Gold encounters unexpected problems and it is unable to continue to generate positive cash flow and profits, it may need to raise additional capital.  Capital Gold also may need to raise additional capital for property acquisition and development and new exploration. To the extent that Capital Gold needs to obtain additional capital, management intends to raise such funds through the sale of its securities and/or joint venturing with one or more strategic partners.  Capital Gold cannot assure that adequate additional funding, if needed, will be available or on terms acceptable to it.  If Capital Gold needs additional capital and it is unable to obtain it from outside sources, Capital Gold may be forced to reduce or curtail its operations or its anticipated exploration activities.

Capital Gold’s Credit Agreement with Standard Bank plc (“Standard Bank”) imposes restrictive covenants on it.

Capital Gold’s Credit Agreement with Standard Bank requires it, among other obligations, to meet certain financial covenants including, but not limited to, (i) a ratio of current assets to current liabilities at all times greater than or equal to 1.20:1.00, (ii) a quarterly minimum tangible net worth at all times of at least U.S. $30,000,000, (iii) maintain a ratio of  debt to cash flow from operations of no greater than 2.50:1.00, and (iv) a quarterly average minimum liquidity of U.S. $500,000.  In addition, the Credit Agreement restricts, among other things, Capital Gold’s ability to incur additional debt, create liens on its property, dispose of any assets, merge with other companies, enter into hedge agreements, organize or invest in subsidiaries or make any investments above a certain dollar limit.  A failure to comply with the restrictions contained in the Credit Agreement could lead to an event of default thereunder which could result in an acceleration of such indebtedness. As a condition to closing the Nayarit Business Combination, Capital Gold obtained the consent of Standard Bank.

Capital Gold’s mining contractor is using some reconditioned equipment which could adversely affect its cost assumptions and its ability to economically and successfully mine the project.

Sinergia Obras Civiles Y Mineras, S.A. de C.V. (“Sinergia”), Capital Gold’s mining contractor, is using a combination of fully functioning new and older equipment.  Such older equipment is subject to the risk of more frequent breakdowns and need for repair than new equipment.  If the equipment that Capital Gold or Sinergia uses breaks down and needs to be repaired or replaced, Capital Gold will incur additional costs and operations may be delayed, resulting in lower amounts of gold recovered.  In such event, Capital Gold’s capital and operating cost assumptions may be inaccurate and its ability to economically and successfully mine the El Chanate project may be hampered, resulting in decreased revenues and, possibly, a loss from operations.

The gold deposit Capital Gold has identified at El Chanate is relatively low-grade.  If Capital Gold’s estimates and assumptions are inaccurate, its results of operation and financial condition could be materially adversely affected.

The gold deposit Capital Gold is mining at its El Chanate mine is relatively low-grade.  If the estimates of ore grade or recovery rates turn out to be lower than the actual ore grade and recovery rates, if costs are higher than expected, or if Capital Gold experiences problems related to the mining, processing, or recovery of gold from ore at the mine, Capital Gold’s results of operation and financial condition could be materially adversely affected.  Moreover, it is possible that actual costs and economic returns may differ materially from Capital Gold’s best estimates.  There can be no assurance that Capital Gold’s operations at El Chanate will continue to be profitable.

Gold prices can fluctuate on a material and frequent basis due to numerous factors beyond Capital Gold’s control.  Capital Gold’s ability to generate profits from operations could be materially and adversely affected by such fluctuating prices.

The profitability of any gold mining operations in which Capital Gold has an interest will be significantly affected by changes in the market price of gold.  Gold prices fluctuate on a daily basis.  During the year ended July 31, 2010, the spot price for gold on the London Exchange has fluctuated between $932.75 and $1,261.00 per ounce.  Gold prices are affected by numerous factors beyond Capital Gold’s control, including:

·	industrial and commercial demand for gold,
·	the level of interest rates,
·	the rate of inflation,
·	central bank sales,
·	world supply of gold and
·	stability of exchange rates.

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

Capital Gold may not be successful in hedging against interest rate fluctuations and may incur mark-to-market losses and lose money through its hedging programs.

Capital Gold has entered into interest rate swap agreements.  The terms of Capital Gold’s Credit Agreement with Standard Bank require that it hedge at least 50% of its outstanding loan balance.  There can be no assurance that Capital Gold will be able to successfully hedge against interest rate fluctuations.

Further, there can be no assurance that the use of hedging techniques will always be to Capital Gold’s benefit.   Hedging contracts also are subject to the risk that the other party may be unable or unwilling to perform its obligations under these contracts.  Any significant nonperformance could have a material adverse effect on Capital Gold’s financial condition, results of operations and cash flows.

Capital Gold’s material property interests are in Mexico. Risks of doing business in a foreign country could adversely affect its results of operations and financial condition.

Capital Gold faces risks normally associated with any conduct of business in a foreign country with respect to its El Chanate Project in Sonora, Mexico, and its wholly owned subsidiary’s Orion Gold Project in the State of Nayarit, Mexico, including various levels of political and economic risk.  The occurrence of one or more of these events could have a material adverse impact on Capital Gold’s efforts or operations which, in turn, could have a material adverse impact on its cash flows, earnings, results of operations and financial condition.  These risks include the following:

·	labor disputes,
·	invalidity of governmental orders,
·	uncertain or unpredictable political, legal and economic environments,
·	war and civil disturbances,
·	changes in laws or policies,
·	taxation,
·	delays in obtaining or the inability to obtain necessary governmental permits,
·	governmental seizure of land or mining claims,
·	limitations on ownership,
·	limitations on the repatriation of earnings,
·	increased financial costs,
·	import and export regulations, including restrictions on the export of gold, and
·	foreign exchange controls.

These risks may limit or disrupt Capital Gold’s projects, restrict the movement of funds or impair contract rights or result in the taking of property by nationalization or expropriation without fair compensation.

A national labor union has expressed interest in organizing the workers at Capital Gold’s El Chanate Mine.

The workforce at El Chanate is currently non-unionized, however, a national labor union is seeking to permit workers to vote on whether or not they would like to organize under such labor union. Capital Gold is reviewing its options with respect to the union’s activities. If the workforce were permitted to unionize, such activity could result in higher production costs at the El Chanate mine; however the Company would work to execute a favorable union contract. In addition, although we have not experienced a work stoppage to date, if the workforce chose not to unionize, the national labor seeking to unionize may choose to illegally interrupt operations at El Chanate, which could have a material adverse effect on our business, financial condition or results of operations.

Capital Gold sells gold in U.S. dollars; however, it incurs a significant amount of its expenses in Mexican pesos.  If applicable currency exchange rates fluctuate, Capital Gold’s revenues and results of operations may be materially and adversely affected.

Capital Gold sells gold in U.S. dollars.  It incurs a significant amount of its expenses in Mexican pesos.  As a result, Capital Gold’s financial performance would be affected by fluctuations in the value of the Mexican peso to the U.S. dollar.

Changes in regulatory policy could adversely affect Capital Gold’s exploration and future production activities.

Any changes in government policy may result in changes to laws affecting:

·	ownership of assets,
·	land tenure,
·	mining policies,
·	monetary policies,
·	taxation,
·	rates of exchange,
·	environmental regulations,
·	labor relations,
·	repatriation of income and/or
·	return of capital.

Any such changes may affect Capital Gold’s ability to undertake exploration and development activities in respect of future properties in the manner currently contemplated, as well as its ability to continue to explore, develop and operate those properties in which it has an interest or in respect of which it has obtained exploration and development rights to date. The possibility, particularly in Mexico, that future governments may adopt substantially different policies, which might extend to expropriation of assets, cannot be ruled out.

As Capital Gold currently does not enter into forward sales, commodity, derivatives or hedging arrangements with respect to its future gold production, it is exposed to the impact of any significant decrease in the gold price.

As a general rule, Capital Gold sells its gold at the prevailing market price. Currently, Capital Gold generally does not enter into forward sales, commodity, derivative or hedging arrangements to establish a price in advance for the sale of future gold production, although it may do so in the future. As a result, Capital Gold may realize the benefit of any short-term increase in the gold price, but is not protected against decreases in the gold price, and if the price of gold decreases significantly, Capital Gold’s revenues may be materially adversely affected.

Compliance with environmental regulations could adversely affect Capital Gold’s exploration and future production activities.

With respect to environmental regulation, future environmental legislation could require:

·	stricter standards and enforcement,
·	increased fines and penalties for non-compliance,
·	more stringent environmental assessments of proposed projects and
·	a heightened degree of responsibility for companies and their officers, directors and employees.

There can be no assurance that future changes to environmental legislation and related regulations, if any, will not adversely affect Capital Gold’s operations. Capital Gold could be held liable for environmental hazards that exist on the properties in which it holds interests, whether caused by previous or existing owners or operators of the properties. Any such liability could adversely affect its business and financial condition.

Capital Gold has insurance against losses or liabilities that could arise from its operations.  If it incurs material losses or liabilities in excess of its insurance coverage, its financial position could be materially and adversely affected.

Mining operations involve a number of risks and hazards, including:

·	environmental hazards,
·	industrial accidents,
·	metallurgical and other processing,
·	acts of God, and/or
·	mechanical equipment and facility performance problems.

Such risks could result in:

·	damage to, or destruction of, mineral properties or production facilities,
·	personal injury or death,
·	environmental damage,
·	delays in mining,
·	monetary losses, and/or
·	possible legal liability.

Industrial accidents could have a material adverse effect on Capital Gold’s future business and operations.  Capital Gold currently maintains general liability, business interruption, auto and property insurance coverage.   Capital Gold cannot be certain that the insurance it has in place will cover all of the risks associated with mining or that it will be able to maintain insurance to cover these risks at economically feasible premiums. Capital Gold also might become subject to liability for pollution or other hazards which it cannot insure against or which it may elect not to insure against because of premium costs or other reasons. Losses from such events may have a material adverse effect on Capital Gold’s financial position.

Calculation of reserves and metal recovery dedicated to future production is not exact, might not be accurate and might not accurately reflect the economic viability of Capital Gold’s properties.

Reserve estimates may not be accurate.  There is a degree of uncertainty attributable to the calculation of reserves, resources and corresponding grades being dedicated to future production.  Until reserves or resources are actually mined and processed, the quantity of reserves or resources and grades must be considered as estimates only. In addition, the quantity of reserves or resources may vary depending on metal prices.  Any material change in the quantity of reserves, resource grade or stripping ratio may affect the economic viability of Capital Gold’s properties. In addition, there can be no assurance that mineral recoveries in small scale laboratory tests will be duplicated in large tests under on-site conditions or during production.

Capital Gold is dependent on the efforts of certain key personnel and contractors to develop Capital Gold’s El Chanate Project and Orion Project.  If Capital Gold loses the services of these persons and contractors and it is unable to replace them, Capital Gold’s operations at its El Chanate Project may be disrupted and/or materially adversely affected.

Capital Gold is dependent on a relatively small number of key personnel who oversee the El Chanate Project and the Orion Project.  The loss of any one of Capital Gold’s key personnel could have an adverse effect on Capital Gold.  Capital Gold also is dependent upon Sinergia to provide mining services.  Sinergia commenced mining operations on March 25, 2007, and transitioned from the pre-production to production phase of the mining contract in July 2007.  Sinergia’s mining fleet is comprised of new and reconditioned equipment.  If Capital Gold loses the services of its key personnel, or if Sinergia is unable to effectively maintain its fleet, operations at its El Chanate Project may be disrupted and/or materially adversely affected.

There are uncertainties as to title matters in the mining industry.  Capital Gold believes that it has good title to its properties; however, any defects in such title that cause Capital Gold to lose its rights in mineral properties could jeopardize its business operations.

Capital Gold has investigated its rights to explore, exploit and develop its concessions in manners consistent with industry practice and, to the best of Capital Gold’s knowledge, those rights are in good standing.  However, Capital Gold cannot assure that the title to or its rights of ownership in the El Chanate, Orion and Huajicari concessions will not be challenged by third parties or governmental agencies.  In addition, there can be no assurance that the concessions in which Capital Gold has an interest are not subject to prior unregistered agreements, transfers or claims and title may be affected by undetected defects.  Any such defects could have a material adverse effect on Capital Gold.

Capital Gold’s ability to maintain long-term profitability eventually will depend on its ability to find, explore and develop additional properties.  Capital Gold’s ability to acquire such additional properties could be hindered by competition. If Capital Gold is unable to acquire, develop and economically mine additional properties, it most likely will not be able to be profitable on a long-term basis.

Gold is a non-renewable resource and gold mines continue to deplete their reserves while in operation.  They eventually become depleted of ore or become uneconomical to sustain mining operations.  The acquisition of gold properties and their exploration and development are subject to intense competition.  Companies with greater financial resources and larger staffs for exploration and development may be in a better position than Capital Gold to compete for such mineral properties.  If Capital Gold is unable to find, develop and economically mine new properties, Capital Gold most likely will not be able to be profitable on a long-term basis.

Capital Gold’s ability on a going forward basis to discover additional viable and economic mineral reserves is subject to numerous factors, most of which are beyond Capital Gold’s control and are not predictable. If Capital Gold is unable to discover such reserves, it most likely will not be able to be profitable on a long-term basis.

Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful.  Few properties that are explored are ultimately developed into commercially producing mines.  As noted above, Capital Gold’s long-term profitability will be, in part, directly related to the cost and success of exploration programs.  Any gold exploration program entails risks relating to:

·	the location of economic ore bodies,
·	development of appropriate metallurgical processes,
·	receipt of necessary governmental approvals, and
·	construction of mining and processing facilities at any site chosen for mining.

The commercial viability of a mineral deposit is dependent on a number of factors including:

•	the price of gold,

•	the particular attributes of the deposit, such as its

o	size

o	grade, and

o	proximity to infrastructure,

•	financing costs,

•	taxation,

•	royalties,

•	land use,

•	water use,

•	power use,

•	importing and exporting gold, and

•	environmental protection.

The effect of these factors cannot be accurately predicted.

Risks Related to Ownership of Capital Gold Stock

The issuance of a significant number of Capital Gold shares could adversely affect the market price of Capital Gold shares.

We completed the business combination with Nayarit on August 2, 2010; consequently, a significant number of additional shares of Capital Gold common stock became available for trading in the public market.  The increase in the number of Capital Gold shares may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, Capital Gold shares.

The NYSE EURONEXT may delist Capital Gold’s securities from its exchange which could limit investors’ ability to make transactions in Capital Gold’s common stock and subject it to additional trading restrictions.

Capital Gold’s common stock is listed on the NYSE EURONEXT, a national securities exchange.  Although Capital Gold expects to continue to meet the minimum continued listing standards, it cannot assure you that its securities will continue to be listed on the NYSE EURONEXT in the future.

If the NYSE EURONEXT delists Capital Gold’s common shares from trading on its exchange, Capital Gold could face significant material adverse consequences, including:

•	a limited availability for market quotations for Capital Gold’s common stock;

•	reduced liquidity with respect to Capital Gold’s common stock;

•
a determination that Capital Gold’s common stock is a “penny stock,” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for Capital Gold’s common stock;

•	limited amount of news and analyst coverage for Capital Gold’s common stock; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, Capital Gold would no longer be subject to NYSE EURONEXT rules, including rules requiring Capital Gold to have a certain number of independent directors and to meet other corporate governance standards.

Capital Gold does not intend to pay cash dividends in the near future.

Capital Gold’s board of directors determines whether to pay cash dividends on its issued and outstanding shares.  The declaration of dividends will depend upon Capital Gold’s future earnings, its capital requirements, its financial condition and other relevant factors.  Capital Gold’s board does not intend to declare any dividends on its shares for the foreseeable future.  Capital Gold anticipates that it will retain any earnings to finance the growth of its business and for general corporate purposes.

Additional Risks and Uncertainties related to the Business Combination with Nayarit completed August 2, 2010, and the combined entity

Having a reduced share position, as a result of the Nayarit Business Combination, may reduce the influence that Capital Gold’s stockholders have on the management of Capital Gold.

On August 2, 2010, Capital Gold issued approximately 12,454,354 shares of its common stock in the Nayarit Business Combination to Nayarit's then current stockholders and assumed warrants and options to purchase an additional approximately 1,621,981 and 903,483 shares of Capital Gold common stock held by Nayarit's warrant and option holders, respectively.  Based on the number of outstanding shares of Nayarit common stock and Capital Gold common stock, after the Amalgamation, the former stockholders of Nayarit own approximately 20.4% of Capital Gold.  Consequently, the ability of the continuing stockholders of Capital Gold following the Nayarit Business Combination to influence management of Capital Gold through the election of directors has been substantially reduced.

If the Nayarit Business Combination’s benefits do not meet the expectations of financial or industry analysts, the market price of Capital Gold’s securities may decline.

The market price of Capital Gold’s securities may decline as a result of the consummation of the Nayarit Business Combination if:

•	the Company does not achieve the perceived benefits of the Nayarit Business Combination as rapidly, or to the extent anticipated by, financial or industry analysts; or

•	the effect of the Nayarit Business Combination on Capital Gold’s financial results is not consistent with the expectations of financial or industry analysts.

Accordingly, investors may experience a loss as a result of a decline in the market price of Capital Gold’s securities.   A decline in the market price of Capital Gold’s securities also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future.

The combined company may not realize the benefits currently anticipated due to challenges associated with integrating the operations of Capital Gold and Nayarit.

The success of the combined company will depend in large part on the success of management of the combined company integrating the operations of Nayarit with those of Capital Gold going forward.  The failure of the combined company to achieve such integration could result in the failure of the combined company to realize the anticipated benefits of the Nayarit Business Combination and could impair the results of operations, profitability, and financial results of the combined company.

There can be no assurance that Capital Gold or Nayarit uncovered every item that could have a material adverse effect on the combined company.

Although Capital Gold conducted business, financial and legal due diligence in connection with the Nayarit Business Combination, there can be no assurance that due diligence uncovered every item that could have a material adverse effect on the combined company.  Accordingly, there may be matters involving Nayarit and its financial statements that were not identified during their due diligence.  Any of these issues could materially and adversely affect the combined company’s financial condition.

 Additional risks and uncertainties related to our proposed merger with Gammon Gold Inc. which could materially adversely affect our business, financial condition or operating results.

Our merger with Gammon Gold is subject to certain conditions to closing that could result in the merger not being consummated or being delayed, either of which could negatively impact our stock price and future business and results of operations.

Consummation of the merger is subject to a number of customary conditions, including, but not limited to, the approval of the agreement and plan of merger by the stockholders of Capital Gold, the effectiveness of a Form F-4 registration statement to be filed by Gammon with the Securities and Exchange Commission to register the shares of Gammon common stock to be issued in connection with the merger and expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. There is no assurance that Capital Gold will receive the necessary approvals or satisfy the other conditions necessary for completion of the merger. If any of the conditions to the merger are not satisfied or, where waiver is permissible, not waived, the merger will not be consummated. Failure to complete the merger would prevent Capital Gold from realizing the anticipated benefits of the merger. Capital Gold has already and expects to continue to incur significant costs associated with transaction fees, professional services, taxes and other costs related to the merger. In the event that the merger is not completed, Capital Gold will remain liable for these costs and expenses. Furthermore, if the merger is not consummated, under some circumstances we may be required to promptly pay a $10.3 million breakup fee to Gammon, which could impact Capital Gold’s liquidity and results of operations. In addition, the current market price of Capital Gold common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the market of us generally and a resulting decline in the market price of our common stock. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger could also negatively impact Capital Gold’s stock price and future business and results of operations. We cannot assure you that the merger will be consummated, that there will be no delay in the consummation of the merger or that the merger will be consummated on the terms contemplated by the merger agreement.

Whether or not the merger is completed, the announcement and pendency of the merger could impact or cause disruptions in our business, which could have an adverse effect on our business and results of operations.

Whether or not the merger is consummated, the announcement and pendency of the merger could cause disruptions in or otherwise negatively impact our business and results of operations. Among others:

•	our employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain and hire key personnel and other employees;

•
the attention of our management may be directed toward the completion of the merger and transaction-related considerations and may be diverted from the day-to-day operations and pursuit of other opportunities that could have been beneficial to our business; and

•	distributors or other vendors or suppliers may seek to modify or terminate their business relationships with us.

These disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement and could have an adverse effect on our business, results of operations or prospects if the merger is not completed or the business, results of operations or prospects of the combined company if the merger is completed.

Several lawsuits have been filed against Capital Gold and other parties challenging the Gammon Transaction, and an adverse judgment in such lawsuits may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

Capital Gold, the members of Capital Gold’s board of directors, Gammon Gold, and in some instances Capital Gold’s CFO or Capital Gold AcquireCo have been named as defendants in purported class action lawsuits brought by Capital Gold stockholders challenging the proposed Gammon Transaction, seeking, among other things, to enjoin the defendants from consummating the Gammon Transaction on the agreed-upon terms.

The outcome of the pending and potential future litigation is difficult to predict and quantify and the defense of such claims or actions can be costly. In addition to diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our reputation, regardless of whether the allegations are valid or whether we are ultimately held liable. A temporary or permanent injunction could delay or prevent completion of the Gammon Transaction and such delay or failure of the transaction could cause the adverse results discussed above.

A judgment or settlement that is not covered by or is significantly in excess of our insurance coverage for any claims, or our obligations to indemnify the individual defendants, could materially and adversely affect our financial condition, results of operations and cash flows.

See "Item 3. Litigation" for more information about the putative class action lawsuits related to the Gammon Transaction that have been filed.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Property

Sonora Concessions

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

AJO
TUCSON
10
United States
Mexico
Lukeville
Sells
19
La Choya
Puerto
Penasco
2
Sasabe
Nogales
La Herradura
El Chanate
Cananea
Caborca
Altar
Magdalena
Santa Gertrudis
Santa Ana
San Francisco
0
50
100
Kilometers
15
Gulf of
N

During fiscal 2009 and the first fiscal quarter ended October 31, 2009, we conducted exploration activities in the El Chanate pit area including, core drilling at depth to determine the potential of increasing its reserves further. The data obtained from geological mapping of the deposit’s mine pit areas, combined with assays from samples of the exploration drilling therein, were used to expand information in our mine database. SRK Consulting (U.S.), Inc. (“SRK”) of Lakewood, Colorado, an independent consulting firm, used this data to re-estimate El Chanate’s Mineral Reserves. These efforts resulted in a significant expansion of our reserve estimates, which we reported in our Form 10-K for the year ended July 31, 2009.  With the receipt of SRK’s technical report titled NI 43-101 Technical Report, Capital Gold Corporation, El Chanate Gold Mine, Sonora, Mexico and dated November 27, 2009 (the “SRK Report”), with respect to the updated reserve estimation and the updated mine plan and mine production schedule, current as of October 1, 2009, we re-published our previously announced reserve estimates along with additional information. The SRK Report complies with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”). Both Bart A. Stryhas PhD., Principal Resource Geologist, and Bret C. Swanson, BE(Mining), MAusIMM, are “Qualified Persons” as defined by NI 43-101.

Our proven and probable reserve tonnage increased to 70.6 million metric tonnes with an average gold grade of 0.66 grams per tonne (77.7 million US short tons at 0.0193 ounces per ton). The proven and probable reserve has 1,504,000 contained ounces of gold. The open pit strip ratio for the life of mine is 2.88:1 (2.88 tonnes of waste to one tonne of ore).  For the next year, our mine plan anticipates the open pit strip ratio will average 2:1. Determination of operational pre-stripping (increase in strip ratio) will be made after further geological drilling and determination of corporate strategy within the three year window of opportunity. There is also the potential to improve the life of mine strip ratio as the report identifies material within the pit design classified as waste that with additional drilling could be reclassified as ore. The updated pit design for the revised mine plan is based on a plant recovery of gold that varies by rock types, but is expected to average 58.25%. A gold price of US$800 (SEC three year average as of October 1, 2009) per ounce was used to re-estimate the reserves compared with a gold price of $750 per ounce used in the previous reserve estimate.  The stated proven and probable mineral reserves have been prepared in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum (CIM).  CIM definitions for proven and probable reserves convert directly from measured and indicated mineral resources with the application of appropriate economic parameters. These reserves are equivalent to proven and probable reserves as defined by the United States Securities and Exchange Commission (SEC) Industry Guide 7.

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

The life of mine plan used as the basis for the reserve is based on operating gold cutoff grades of 0.15 to 0.19 g/t, depending on the ore type to be processed.  The internal (in-pit) and break even cutoff grade calculations are as follows:

Cutoff Grade Calculation Basic Parameters	Internal Cutoff Grade	Break Even Cutoff Grade
Gold Price	US$800/oz	US$800/oz
Gold Selling Cost (4% Royalty, Refining, Transport, Silver Credit, etc)	$25.258/oz	$25.258/oz
Gold Recovery*	58.25%	58.25%

Operating Costs per Tonne of Ore
Mining		$1.08/tonne
Processing – Heap leach	$2.357/tonne	$2.357/tonne

Total	$2.357/tonne	$3.44/tonne

Cutoff Grade	Grams per Tonne	Grams per Tonne
Head Grade Cutoff (58.25% average recovery)	0.15 g/t gold	0.24 g/t gold
Recovered Gold Grade Cutoff	0.09 g/t gold	0.14 g/t gold

* Plant recovery of gold varies by rock type but weighted average gold recovery is expected to average 58.25% based on work done to date.

In August 2009, we initiated the construction of an additional leach pad area at El Chanate with capacity for eight million tonnes of ore, at an estimated cost of approximately $3,300.  Permitting and site clearing was completed, the construction contractor completed the earthworks and the geomembrane liners were applied to the new leach pad area.  We initiated leaching of ore on the new leach pad as of December 31, 2009.  Golder Engineering of Tucson, Arizona oversaw construction activities and quality control and assurance for the project. The final actual construction cost of this additional leach pad area was approximately $3,000.

In October 2009, we procured additional water rights at El Chanate that has enabled us to drill another water supply well.  The new well was completed in October 2010 and will allow for a further increase in solution flow to the leach pads.

In December 2009, we completed the procurement and commissioning of a new tertiary crusher for the El Chanate mine.  The cost for this equipment was approximately $1,100.  In addition, we increased the speed of the tertiary crushers by 20% which has resulted in a finer crush size which is anticipated to speed up the recovery time of the metal content.  We also made maintenance and scheduling improvements to the crushing circuit, including the design of the cone crushing liners, which have maximized the availability of the crushing plant and improved both crushing and stacking rates. Lastly, we upgraded the platform supports for three of our crushers in May 2010.  These upgrades cost approximately $800.

We commenced a drill campaign in April 2010 within the El Chanate pit area which consists of approximately 92 reverse circulation drill holes totaling approximately 11,586 meters.  The primary reason for the infill drilling  is to replace depleted reserves and improve the forecast accuracy of the mine plan.  In addition, some holes will test the north pit wall for mineralization as well as the outer limits of the pit.  The data from both the infill and exploration drilling will be used to update the resource estimate which we anticipate to be complete before the end of our fiscal year ended 2011.

In May 2010, we initiated the planning and permitting on the construction of an additional leach pad to the east of the existing leach pads.  The total capacity of this additional leach pad will be approximately 8.5 million tonnes (when stacked to six lifts) and cost approximately $7,500.  This pad will be expanded on the south, east and possibly west sides to accommodate the current ore reserve.  When combined with the original and west pads the aggregate capacity will be approximately 20.1 million tonnes.  This capital expenditure is anticipated to be expended over the next twelve months.  Site clearing was initiated in May 2010 and construction commenced in July 2010.  The first panel is anticipated to be ready for stacking towards the end of the calendar year with complete construction anticipated to be completed by May 2011 (See Note 8).

In July 2010, the Company commenced the use of belt agglomeration with cement which is added to the crushed ore at the El Chanate mine to improve the flow of leaching solution.   We have engaged an independent consultant with respect to heap leaching optimization, which has resulted in recommendations to increase the barren solution flow to the leach pad, increase the pregnant solution flow to the recovery plant, and redirect the low grade solution to the leach pads.  When fully implemented, these operational changes combined with the agglomeration with cement and barren solution may result in immediate improvements in leaching time.  We ordered two agglomeration drums which are expected to arrive by January 2011.  The current belt agglomeration is a temporary measure until the drums are delivered.  The use of agglomeration drums will allow for better mixing of cement and lime with the crushed ore, producing a consistent quality control of the product.  The cost of these agglomeration drums and an additional overland conveyor is anticipated to be $2,000 (See Note 23).

The following table represents a summary of cumulative activity in connection with our proven and probable mineral reserves:

Proven and probable mineral reserve (Ktonnes of ore)	July 31, 2010	July 31, 2009	July 31, 2008
Ore	-	-	-
Beginning balance (Ktonnes)	40,911	35,417	38,916
Additions	30,388	9,342	-
Reductions	(4,587)	(3,848)	(3,499)
Ending Balance	66,712	40,911	35,417

Contained gold
Beginning balance (thousand of ounces)	859	719	814
Additions	662	239	-
Reductions	(110)	(99)	(95)
Ending Balance	1,411	859	719

El Chanate is an open pit mining and heap leach processing operation.  Ore is hauled by truck from the pits to the processing plant.  The recovery of gold from certain gold ores is achieved through the heap leaching process. Under this method, ore is placed on impermeable leach pads where it is treated with dilute alkaline cyanide bearing solution, which dissolves gold and silver contained within the ore. The resulting “pregnant” solution is further processed in a plant where the gold is recovered.  The processing is a closed circuit, solution is reused, and the process is zero discharge. The mining and other mobile equipment is mostly refurbished as is the smaller of the two Adsorption, Desorption, Refinery (“ADR”) processing plants.  All other equipment and infrastructure at the El Chanate mine are new.  Management continuously analyzes production results and considers improvements and modernizations as deemed necessary.

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

We commenced gold production at the El Chanate mine on July 31, 2007.  During the fiscal years ended July 31, 2010, 2009 and 2008, we sold 54,304, 48,418 and 39,102 ounces of gold, respectively.  Management has been and anticipates that it will continue to fund expansion costs with its cash flow from operations.  We believe that the improvements and enhancements in production being made at the El Chanate mine will elevate and maintain El Chanate’s production profile to 65,000 to 70,000 ounces per annum.

Surface Property Ownership

Anglo Gold purchased surface property ownership, consisting of 466 hectares in Altar, Sonora, on January 27, 1998.  The ownership was conveyed to our subsidiary, Oro de Altar S.A. de C.V., in 2002.  Minera Santa Rita S.A. de C.V. (“MSR”), one of our wholly-owned Mexican subsidiaries, has a lease on the property for the purpose of mining the Chanate gold deposit.  The purchase transaction was recorded as public deed 19,591 granted by Mr. Jose Maria Morera Gonzalez, Notary Public 102 of the Federal District, registered at the Public Registry of Property of Caborca, Sonora, under number 36026, book one, volume 169 of the real estate registry section on May 7, 1998.

We purchased additional surface property ownership, consisting of 220 hectares in Altar, Sonora, in March 2009, adjacent to the El Chanate mine in order to accommodate future leach pad expansion requirements.  The purchase transaction was recorded as public deed number 18,174, dated March 26, 2009, issued by Mr. José Antonio Dávila Payán, Notary Public number 3 in Caborca, Sonora.

General Information and Location

The El Chanate Project is located in the State of Sonora, Mexico, 37 kilometers (22 miles) northeast of the town of Caborca and nine kilometers from a paved road.  It is accessible by an all weather dirt road.  Driving time from Caborca is approximately 30 minutes.  Access from Caborca to the village of 16 de September  (“Ejido”) is over well maintained National highways. We acquired rights for service road access from the Ejido, and constructed this road.

The project is situated on the Sonora desert in a hot and windy climate, generally devoid of vegetation with the exception of cactus.  The terrain is generally flat with immense, shallow basins, scattered rock outcropping and low rocky hills and ridges.  The desert floor is covered by shallow, fine sediment, gravel and caliche.  The delineated ore zone and current mine plan covers an area of approximately 5,576 feet (1,700 meters) long by 2,558 feet (780 meters) wide.  There is evidence of potential additional mineralization within the El Chanate concessions that warrant further exploration.

In 2005, we acquired 15 year rights of way to access the El Chanate Project from the Ejido and local ranchers. We subsequently purchased an extension of our rights-of-way from 15 to 30 years.  We acquired a water allocation and water well that draws from a large regional aquifer.   The 2005 feasibility study indicated our average life of mine water requirements, at that time, for ore processing only, will be about 94.6 million gallons per year (358,333 cubic meters, or 11.4 liters per second).  The amount of water we were permitted to pump from the well was approximately 71.3 million gallons per year (270,000 cubic meters, or 8.6 liters per second).  During the fiscal years ended July 31, 2008 and 2009, on two occasions  we acquired additional water right permits that allow us to pump up to 149.5 million gallons (566 cubic meters) per year.  In October 2009, in preparation for future growth, we acquired additional water rights and a water well which allows us to allocate an additional 158.5 million gallons per year (600,000 cubic meters).  This gives us a total allocation of approximately 317.4 million gallons (1,202,270 cubic meters per year, or 38.1 liters per second).  Based on current and anticipated future water consumption, we believe we have sufficient water to meet our current development and production requirements.

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

Historical workings suggest that the area has been mined for gold since the early 19th century.  A number of old underground workings are characterized by narrow shafts, to a depth of several tens of feet and connecting drifts and cross cuts.  The current open pit mine has been developed below the level of the historical small scale mining.

Geology

The project area is underlain by deformed sedimentary rocks of the Late Jurassic – Early Cretaceous Bisbee Group, and the Late Cretaceous Chanate Group, which locally are overlain by andesites of the Cretaceous El Charro volcanic complex.  The sedimentary strata are locally intruded by andesitic sills and dikes, a microporphyritic latite and by a diorite stock.  The sedimentary strata are comprised of mudstone, siltstone, sandstone, conglomerate, shale and limestone.    Sandstone, conglomerate and lesser mudstone that lies above the Chanate fault areof the Middle Cretaceous Chanate Group.  Below the Chanate fault siltstone,  and sandstone lenses are assigned to the Arroyo Sasabe Formation of the Lower Cretaceous Bisbee Group.  The Arroyo Sasabe formation overlies the Morita Formation of the Bisbee Group.  The Escalante, Arroyo Sasabe, and Morita formations are  mineralized proximal to the Chanate fault.

The main structural feature of the project area is the Chanate fault zone, a 7 km long (minimum) northwest-striking, variably southwest-dipping structure that has been interpreted to be a thrust fault.  The Chanate fault  is marked by brittle deformation and shearing which has created a pronounced fracture foliation and fissility in the host rocks.  In drill holes the fault is often marked the presence of andesite dikes, and a change from sandstone to siltstone.   The Chanate Fault Zone is offset by a series of high angle normal faults which also strike northwest. Intrusions of the microporphyritic latite are primarily below the Chanate fault zone, in the mine area, and also predate mineralization.

Alteration/Mineralization

Alteration and mineralization, associated with the Chanate Fault zone, are exposed over a north 60 west strike length of over 3.5 km.  The final open pit mine dimensions are 1,700 meters along strike n60w, 775 meters normal to strike, and the pit will be 280 meters deep .  The rock units within this zone are altered to varying degrees by sericite, pyrite, ankerite and quartz veining.  In surface outcrop the mineralized zone is distinguished by its bleached appearance relative to unmineralized rock.  The mineralized zone contains only single digit ppm (parts per million) levels of gold.  Sub-parallel ‘sheeted’ zones of quartz veinlets form thick, mineralized lenses, within a larger area of sub-economic but anomalous gold concentrations.  Drill hole data indicates the mineralized lenses are sub-horizontal to gently southwest-dipping and are often parallel to the Chanate fault and the steep normal faults.  The fault zone itself is generally weakly mineralized, while rock units in the adjacent hanging and footwalls are well mineralized.

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

Pursuant to the terms of the agreement with AngloGold, in December 2001, we made a $50 payment to AngloGold.  AngloGold will be entitled to receive the remainder of the purchase price by way of an ongoing percentage of net smelter returns of between 2% and 4% plus a 10% net profits interest (until the total net profits interest payment received by AngloGold equals $1,000).  AngloGold's right to a payment of a percentage of net smelter returns and the net profits interest will terminate when they aggregate $18,018.  During the first part of calendar 2008, Royal Gold, Inc. acquired from Anglo Gold the right to receive both the net smelter returns of between 2% and 4% plus and the 10% net profits interest which terminates at such point as they aggregate $18,018.  As of July 31, 2010, we have incurred approximately $5,567 with regard to the net smelter return.  In addition, in March 2009, we paid  the total $1,000 net profit interest to Royal Gold.  As of July 31, 2010, we have approximately $11,451 remaining to be incurred on the net smelter return.

Under the terms of the agreement, we had granted AngloGold the right to designate one of its wholly-owned Mexican subsidiaries to receive a one-time option to purchase 51% of Minera Chanate (or such entity that owns the El Chanate concessions at the time of option exercise).  That option was exercisable over a 180 day period commencing at such time as we notified AngloGold that we had made a good faith determination that we had gold-bearing ore deposits on any one of the identified groups of El Chanate concessions, when aggregated with any ore that we have mined, produced and sold from such concessions, in excess of a target number of troy ounces of contained gold.  The exercise price would equal twice our project costs on the properties during the period commencing on December 15, 2000 and ending on the date of such notice.  In January 2008, we made a good faith determination and notified AngloGold that the drill indicated resources at the El Chanate gold mine exceeded two million ounces of contained gold. The term "drill indicated resources" is defined in the agreement.  A drill indicated resource number does not rise to the level of, and should not be considered proven and probable reserves as those terms are defined under guidelines of the Securities Exchange Commission (“SEC”).   On July 1, 2008, AngloGold notified us that it would not be exercising its option.

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

In January 2010, we initiated an additional drill campaign at Saric that consisted of 13 core holes totaling approximately 1,100 meters.  The drilling was completed on February 23, 2010 and targeted the existing mineralized structure to confirm the geologic interpretation and confirm the accuracy of previous reverse circulation drilling. The drill hole samples were assayed by ALS Chemex.  Currently, we are planning to initiate a geophysical survey in late 2010.  The intention of the geophysical survey is to assist us in determining the focus of our next drill campaign.   We are also continuing our work on an updated environmental report and clarifying the surface ranch land ownership.

The lease agreement required an initial payment of $45 upon execution of the lease.  We are required to pay an additional $250, consisting of ten payments of $25 every four months beginning six months after execution of the lease agreement (See Note 23). The agreement also contains an option to acquire the mining concessions for a cash payment of $1,500 at the end of the term (December 2011).  If we elect not to exercise this option, we would have the ability to mine the concessions by paying a 1% net smelter return to the owners of the leased concessions, capped at $3,000.  Prior payments made under this lease agreement would be deductible from the $3,000 cap.

Orion Project

Through our recent acquisition of Nayarit on August 2, 2010, we control approximately 257,000 acres (104,000 hectares) of mining concessions known as the Orion Project.  The Orion Project lies in the Sierra Madre Occidental, a prolific mining district in Western Mexico. Nayarit was a junior mineral exploration company that was incorporated in November, 2003 and became a public company by virtue of its amalgamation with Canhorn Chemical Corporation on May 2, 2005.  With this recent acquisition, our plan is to continue exploration work on the Orion Project in the State of Nayarit, Mexico. As an exploration stage project, the Orion Project currently does not produce any gold.  The original exploration focus was on the known mineralization of the La Estrella property, one of the original properties making up the Orion Gold Project. With expansion of the property area by almost 1200% in 2005 and 2006, other targets were identified and the strategy has taken on more of a district approach. A reconnaissance drill program initiated in 2007 throughout a small portion of the northern area in the concession resulted in the discovery of the Animas System, which was the focus of Nayarit's diamond drill program.

Portions of the following disclosure relating to the Orion Project have been derived from two independent technical reports prepared for Nayarit entitled “National Instrument 43-101 Technical Report on Resources – Nayarit Gold Inc. – Orion Project, State of Nayarit, Mexico” dated December 29, 2009, and “National Instrument 43-101 Preliminary Economic Assessment – Nayarit Gold Inc. – Orion Project, Animas/Del Norte Zone, State of Nayarit, Mexico” dated February 5, 2010 authored by qualified persons (collectively, the “Authors”) of SRK Consulting (U.S.) Inc., 7175 W. Jefferson Avenue, Suite 3000, Lakewood, CO  80235.  These technical reports have been completed in accordance with the terms of National Instrument 43-101 and the Authors are “qualified persons” within the meaning of National Insturment 43-101 and are independent of Nayarit and Capital Gold.   The disclosure in this document has been reviewed by Mr. Ramon Hiram Luna Espinoza, P. Geonga, a consultant to Capital Gold who is a "qualified person" under National Instrument 4-3-101 and is not independent of Capital Gold.

The Orion Project lies in the prolific Sierra Madre Occidental, which hosts numerous multi-million ounce gold-silver deposits. The Orion Project is one of the larger contiguous concessions in the Sierra Madre, composed of 257,000 acres (104,000 hectares).  The Orion Project is located on the southeast flank of the Sierra Madre, about 125km south of  the famous Tayoltita district which has reserves reported to be in excess of 20 million gold equivalent ounces.  The concessions are located approximately 110km north–northwest of Tepic, state capital of Nayarit, México, 150km southeast of Mazatlan, Sinaloa.  The Orion Project is located 13 km south–southeast of the town of Acaponeta, Nayarit, in the Motaje Mining District as identified by the Servicio Geologico Mexicano (formerly the Consejo de Recursos Minerales).  We anticipate progressing  this project to a pre-feasibility stage by the second quarter 2011.

Figure 1. Orion Project Concessions Area on Nayarit State.

Royalties, Agreements and Encumbrances

Nayarit Gold de Mexico, S.A. de C.V. (“Nayarit Mexico”), our wholly-owned subsidiary, has the exclusive right to explore and, as the case may be, exploit the “La Estrella” (title 196009) mining concession, in accordance with the terms of an exploration agreement (the “Exploration Agreement”) dated November 28, 2003 which was entered into by and between Mr. Adrian Evodio Prado Gomez and Minera Portree de Zacatecas, S.A. de C.V., which conveyed its rights to Nayarit Mexico in accordance with the terms of a Conveyance Agreement dated May 20, 2004 (the “Conveyance Agreement”) and amendments thereto dated May 17, 2004, July 29, 2004, November 28, 2007, November 28, 2008 and a letter of intent for a new amendment dated December 4, 2009 (the “Estrella Amendments”).

           For the exploration rights of La Estrella as described above, Nayarit Mexico has paid up to date the amount of $550 plus applicable Value Added Tax, and shall pay the following amounts in the dates indicated below, after which payment, Nayarit Mexico will acquire 100% interest to La Estrella concession:

(i)	$100 plus applicable Value Added Tax, in December 8, 2010;

(ii)	$100 plus applicable Value Added Tax, in June 8, 2011;

(iii)	$175 plus applicable Value Added Tax, in December 8; 2011

(iv)	$175 plus applicable Value Added Tax, in June 8, 2012; and

(v)	$350 plus applicable Value Added Tax, in December 8, 2012.

The Exploration Agreement and Amendments thereto may be terminated by Nayarit Mexico at any time through a written communication addressed to Prado.

Nayarit Mexico has the unlimited right to explore the following mining concessions (“Huajicari Concessions”), in accordance with the terms of and Exploration and Assignment Option Agreement of Mining Concessions (the “Option Agreement”) dated May 8, 2008, which was entered into by and between Compañía Minera Huajicari, S.A. de C.V. (“Huajicari”) and Nayarit Mexico and amendment thereto, dated December 10, 2009:

CLAIM	TITLE NUMBER
“San Juan Fracc. I”	205392
“San Juan Fracc. II”	205393
“San Francisco Tres”	203136
“San Juan I”	221365
“Isis”	214395
“San Miguel”	224392

For the exploration rights of the Huajicari Concessions as described above, Nayarit Mexico has paid up to date the amount of $2,250, and shall pay $250 by October 31, 2010, after which payment, Nayarit Mexico will acquire 100% interest to Huajicari Concessions.

The term granted to Nayarit Mexico for the exploration of the above mentioned mining is 2 years commencing as of the date of execution of the Option Agreement but Nayarit Mexico may terminate the agreement at any time through a written communication addressed to Huajicari.

Nayarit Mexico has the option to acquire 100% interest to the Huajicari Concessions at any time as of the date of execution of the Option Agreement, provided it complies with the obligations set forth in the Option Agreement.

Nayarit Gold Inc. purchased the Orion Concession by Asset Purchase Agreement dated January 30, 2004. With respect to the Orión concession, Nayarit has granted a 3.5 percent net smelter return royalty payable to Belitung Limited, an Ontario incorporated company. Nayarit may purchase the royalty outright at any time for CDN$250 in cash or non-assessable common shares. In addition, Nayarit is also subject to a net profits interest on Orión of 10% payable to a previous property owner.

Table: Mining Concessions Controlled by Nayarit Gold de Mexico, SA de CV

Concession Name	Title	File No.	Owner	Surface (ha)
BONANZA I	227603	6923	NAYARIT GOLD DE MÉXICO SA de CV	200.00
EL DORADO	228887	7013	NAYARIT GOLD DE MÉXICO SA de CV	23,001.85
EL MAGNIFICO	221592	6758	NAYARIT GOLD DE MÉXICO SA de CV	7,595.74
EL MAGNIFICO F-I	221588	6758	NAYARIT GOLD DE MÉXICO SA de CV	6.90
EL MAGNIFICO F-II	221589	6758	NAYARIT GOLD DE MÉXICO SA de CV	32.00
EL MAGNIFICO F-III	221590	6758	NAYARIT GOLD DE MÉXICO SA de CV	6.96
EL MAGNIFICO F-IV	221591	6758	NAYARIT GOLD DE MÉXICO SA de CV	8.84
GROSS F I	228826	7002	NAYARIT GOLD DE MÉXICO SA de CV	67,148.77
GROSS F- II	228827	7002	NAYARIT GOLD DE MÉXICO SA de CV	16.00
ORION	205616	6253	NAYARIT GOLD DE MÉXICO SA de CV	527.50
REESE	227775	6980	NAYARIT GOLD DE MÉXICO SA de CV	3,104.29
SAN JUAN I	221365	3/1/639	COMPAÑIA MINERA HUAJICARI SA de CV	45.63
SAN FRANCISCO 3	203136	3/1.3/243	COMPAÑIA MINERA HUAJICARI SA de CV	32.75
SAN JUAN F - II	205393	6250	COMPAÑIA MINERA HUAJICARI SA de CV	0.81
ISIS	214395	6617	COMPAÑIA MINERA HUAJICARI SA de CV	101.34
SAN JUAN F-I	205392	6250	COMPAÑIA MINERA HUAJICARI SA de CV	1,339.01
SAN MIGUEL	224392	3/1/723	COMPAÑIA MINERA HUAJICARI SA de CV	1,177.38
LA ESTRELLA	196009	3/1.3/232	ADRIAN EVODIO PRADO GÓMEZ	146.35

Environmental Liabilities and Permitting

Nayarit Gold has initiated the generation of an environmental impact assessment of the concession(s) (the “EIA”) which is substantially complete. There are no known environmental liabilities on the Concession.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Access to Property

Access to the Orion Project site is from Tepic, state capital of Nayarit, Mexico via 220km of multi-lane paved toll road to Acaponeta near the Nayarit–Sinaloa state border.  Primary access to the Orion Project is located 10km to the east, towards the El Motaje ranch, where a secondary dirt road passes northward towards the La Estrella mineralized area.  A second access road connecting the Motaje ranch and the La Estrella zone has been maintained by Nayarit Gold since 2005. A 1,000m long, unpaved fixed wing airstrip and two bus depots for local and external transportation are also available in Acoponeta.

Power and Water Supplies

Low voltage residential electrical power services are available at El Resbalón, Motaje and El Carrizo, while a major 115kV line which is part of the interconnected National Power line Net crosses the El Magnífico claim 2 km west of the La Estrella zone.  Water for industrial purposes has not been adequately investigated in the region, however surface water is abundant.

Climate and Length of Operating Season

The general climate in the region is warm and sub-humid with a well-defined primary rainy season between June and September, and which commonly extends through October. Average annual rainfall is in the order of 1,307mm, of which 92% falls from July to September.  The annual mean temperature is 26.7°C.  Exploration work can be carried out year round at the Orion Project.

Surface Rights

According to Mexican legislation, surface rights are not part of mining concessions and require that specific purchase or rental agreements with property owners must be fulfilled.  At Animas/Del Norte, La Estrella, San Francisco and most of the northern exploration targets within the Orion Project surface rights are held by the Indigenous Community of San Blasito and annexes of the Acaponeta municipality based in the village of Motaje, southeast of La Estrella.  Nayarit Gold has established private agreements with local communities to obtain permission for exploration activities.  In all cases, the main responsibility agreed to by Nayarit Gold is to give priority to the local population for the non-specialized jobs created by the advancement of the Orion Project, provide them with mandatory Social Security registration and assist with mobile equipment support for improvement of access roads to the neighboring communities.

Topography, Elevation and Vegetation

Topography at the Motate Carrizo is characterized by moderate relief, with elevations ranging between 60m to a maximum of 620m above sea level (masl). In the area of the concessions, more than 40 different species of plants have been identified and can be generally grouped as oak tree forests and sub-caducifolia and sub-perennifolia scrub trees and bush forest.  The main use of vegetation in the region is for human consumption, wood for fuel, fence poles, furniture making and a few edibles.  It has been observed in some reports that local vegetation has partially been altered due to forest fires, as well as deforestation resulting from agriculture and the raising of cattle.

Physiography

The Orion project is located along the western flank of the Sierra Madre Occidental, a mountain range that defines the central spine of northern Mexico.  The north-northwest-trending Sierra Madre Occidental is composed of a relatively flat-lying sequence of Tertiary volcanic rocks that forms a volcanic plateau.  The Sierra Madre Occidental gives way to the west to an extensional terrane that represents the southward continuation of the Basin and Range Province of the western United States, and then further west to the coastal plain of western Mexico.  The property lies at the boundary between the Mexican Basin and Range Province and the coastal plain.  The Orion project area is hilly, but not mountainous, with densely vegetated, steep-sided slopes.  The hills are cut by a number of intermittent streams that flood in the June – September rainy season.

The area is sparsely populated and cattle raising and cultivation of market crops, are the main district land use.  Agriculture produced from the area includes corn, beans, nuts, sorghum, avocados and a variety of other fruits and vegetables.  Local activities in the municipality of Acaponeta include agriculture with 18,000ha of corn, beans, sorghum, chili pepper, avocado and mango production, cattle raising (32,000ha) and forestry (7,000ha) with minor artisanal mining activities.

History

Past Exploration and Development

The Orion project area lies within the Motaje mining district in the Municipality of Acaponeta, Nayarit, Mexico.  The district is reported to have had moderate but unknown quantities of gold and silver production dating from Spanish colonial times, possibly as early as the late 1500’s.  Many small adits and superficial workings along the district’s two main mineralized structural trends, the La Estrella – Animas - Pantaleona and the El Rey - La Escondida - Bonanza trends, attest to past mining activity.

A small, 5t/d, operation was carried out between 1955 and 1970 at La Estrella. In 1973 a total of 15,000 tons was produced from the Bonanza Mine, 4.7 km east of La Estrella, while the Las Animas Mine was operated around 1998. Currently, Minerales Vane , S.A. de C.V. is carrying out small scale mining of 1500 TPM at the Diablito high grade mine in the neighboring Las Lumbres District, located 16km southwest of La Estrella.

Mineral exploration was carried out at La Estrella Concession area by Lac Minerals (USA) in 1993 – 1994 including the completion of 21 drill holes. Previously, exploration was carried out by Minas Caopas on the San Francisco – La Sebastianna mine areas in 1986-1987 located just south of La Estrella, when 21 drill holes were completed by Minas Caopas.

Geologic Setting

Regional Geology

The Sierra Madre Occidental metallogenic province, in which the Orión Gold Project is located, is one of the world’s largest epithermal precious metal terrains and hosts most of Mexico’s gold and silver deposits.  The general geology of the Orión Gold Project area is characterized by Early to Mid-Tertiary volcanic rocks, which can be divided geologically into two main units referred to as the Upper and Lower Volcanic Groups.  The Lower Volcanic Group is of a generally andesitic composition and hosts most of the mineral deposits.  The Upper Volcanic Group is of a generally dacitic to rhyolitic composition and covers the Lower Volcanic Groups except where erosion has removed it entirely, or deep river valleys have cut down to expose the underlying lower volcanics. Between the time of deposition of the Upper and Lower volcanics, the rocks were intruded by shallow, fine-grained to porphyritic igneous rocks of a generally felsic composition. This assemblage is typical and extends through the Sierra Madre Occidental in eastern Sonora, western Chihuahua, Durango, Sinaloa and Nayarit states.

Figure 2. Regional geologic map illustrating geology, the Animas/Del Norte Resource area and various targets throughout the concession. A more detailed view of the Animas/Del Norte area is illustrated in Figure 3.

Local and Property Geology

The northern portion of Nayarit Gold’s concessions includes a number of epithermal veins which are developed along east-west fracture systems. Mineralized veins form two discrete mineralized corridors separated by about 2km from one another. Animas/Del Norte is the southernmost of two major mineralized corridors defined at the project, each more than 4 kilometers long. The southern mineralized corridor includes the Animas/Del Norte veins and the Pantaleona, San Francisco and La Estrella veins, which generally dip to the north and is more than 4 km long, as is the northern vein.  The La Estrella structure is a northwest striking splay off the Del Norte vein.  The northern corridor includes the El Rey, La Escondida, El Carmen, Bonanza 1 veins, which generally dip to the south and includes the previously producing Bonanza mine, which is in a competitor owned mining concession internal to Nayarit Gold’s land package.

Figure 3. Northern portion of the concession where most of the exploration has been carried out to date. The mapped veins are illustrated in red with the various targets.

Exploration

Nayarit Gold has been exploring the Orion Project since 2004.  Exploration to date has focused in the northern portion of the concession where the company has identified two +4km parallel vein sets, which hosts most of the known mineral zones to date (see above image). Most of the focus has been on the Las Animas/Del Norte system, in the southern vein, which hosts the majority of mineral resources found to date. Exploration was initiated by underground and surface sampling and mapping of the Las Animas structure. Rock and soil programs over the area were carried out which was followed by a series of drill hole programs. All mapping and sampling was carried out by company personnel while drilling was contracted to HD Drilling.

To the east and west Animas/Del Norte the company has also explored several known zones and advanced exploration to an initial drill phase. These zones include San Francisco and San Sebastiana to the west and Pantaleona to the east. Drilling has identified mineral zones in all locations, although not as prominent as that at Animas/Del Norte. More work is necessary especially at San Sebastiana and Pantaleona areas.

The northern vein set which is host to El Rey, Escondida, Bonanza, El Carmen, Bonanza 1 has also been explored by surface and underground sampling and mapping, and drilling. Surface samples have shown promise in the area, however, drilling to date has been less consistent. More exploration is necessary to determine the best drill targets.

           Nayarit has also completed exploration on select targets throughout the southern portion of its Orion Concession (see Figure 2 for locations of the following targets). At Lazaro Cardenas, 22 km S-SE of Animas/Del Norte and Rosa Amarilla, 19 km south of Animas/Del Norte, the company has completed surface work and drilling, with drill results showing promise. Both areas show considerable promise and further exploration and drilling is needed.

At El Frontal, 22 km southeast of Animas/Del Norte, the company has carried out a surface and minor underground sampling program. This target is a historic mine which according to COREMI, 1994, has 1.5 km of underground development. As with other targets, this one is an epithermal gold-silver prospect and needs additional exploration followed by drilling to assess its potential. Grab samples in the underground workings collected by Nayarit geologists assayed up to 6.18 g/t gold and 179 g/t silver.

Other targets that have been sampled but not drilled throughout the southern concession include El Chinacate (28 km southeast of the Animas/Del Norte), Las Camillas (22.5 km south from the Las Animas/Del Norte) and La Paloma (16 km south of the Animas/Del Norte). All zones have shown gold and silver grades from surface veins.

In general, Nayarit has not completed any significant exploration throughout the southern concession area, expect for the known historic target zones listed above.

All sampling and drilling has been carried out in such a manner that its reliability is high. A Quality Assurance/Quality Control (“QA/QC”) program for sampling including rocks, soils and drill core samples are submitted with commercial standards for assay check as well as blanks and duplicates.

Mineralization

           The mineralized zones at Animas/Del Norte are composed of a series of 2 to 4m wide discrete quartz veins within a zone of dense quartz stockwork and breccias, averaging 12m wide and reaching widths greater than 25m, generally enveloped in andesites of the lower volcanic series. Epithermal textures ranging from colloform banding in chalcedonic quartz to cockade texture in crystalline quartz are common.  Nayarit Gold personnel have observed that two different mineral assemblages occur in the veins and that one assemblage is more favorable for high-grade mineralization.  An early district wide event resulted in the formation of crystalline quartz and pyrite, observed in all the known veins in the district.  This event is characterized by well crystallized pyrite and low silver: gold ratios.  The event is gold dominant and does have potentially economically mineable grades in several drillholes in the La Estrella area.  A later event, characterized by very finely crystalline to chalcedonic quartz, is accompanied by very fine pyrite, acanthite/argentite, light colored sphalerite and very minor chalcopyrite and galena.  Dark, sulphide rich bands (ginguro bands) and breccia fragments containing remnants of such bands are common.  This event has high silver: gold ratios and is the dominant style of mineralization observed in the Del Norte and Pantaleona areas, and is less well developed in the San Francisco area.  Only traces of the younger fine-grained quartz/argentite event have been observed at La Estrella.  The more favorable silver rich event is present along the northern mineralized corridor, but has not been identified in significant volumes along at El Rey, La Escondida and Bonanza 1.  It is noted that along the northern vein system, the Bonanza mine appears to have this mineral assemblage well developed on rocks taken from the dumps.

Relevant Geological Controls

The principal geologic controls to mineralization at Animas/Del Norte are favorable, dilatant structural flexures and favorable host rocks.  The highest-grade mineralization for gold and silver in the Animas/Del Norte veins is localized in a 200m vertical range from 100m above sea level to 100m below sea level. A mineral assemblage including argentite/ginguro, light colored sphalerite and low temperature quartz locally alternates with a mineral assemblage including hypogene hematite (evidence of an oxidizing fluid) and kaolinite.  The hematite and kaolinite are best developed in zones with very high gold and silver grades.

A major bend in the mapped veins crossing the Animas hill is known as the Animas/Del Norte Flexure.  Most movement on the faults hosting the veins was normal dip slip movement, but a small component of left lateral movement formed a dilatant, permeable zone.  The widest and highest grade portions of the Animas/Del Norte deposit are in and adjacent to this structural flexure.

The andesite crystal-lithic tuff unit is an andesite lithic tuff with a sufficiently competent matrix to fracture well, and is favorable for mineralization.  This rock occurs in the hanging wall of the Del Norte vein throughout the vertical extent of the favorable horizon.  The rock unit is also present in the hanging wall at Pantaleona and is likely to occur at depth at La Estrella.

Drilling

Type and Extent of Drilling

Two hundred sixty-four diamond core holes, ten reverse circulation holes and eight holes started with reverse circulation and finished with core have been drilled by Nayarit Gold on the Orion Project.  A total of 51,927m of core have been drilled and a total of 11,860m of reverse circulation have been drilled.  Nayarit Gold’s database maintains information on hole diameter indicating which portions of each hole were drilled by reverse circulation, HQ diameter core or NQ diameter core.  Of the total meters drilled, 55,782m were included in the resource model and 8,005m were drilled on targets outside of the resource area.

Procedures

All drill sites were pre-selected by Nayarit Gold management before drilling.  Sites were located in the field by handheld GPS units and drill pads constructed using a D-7 Caterpillar tractor.  Drill alignment was established on the drill pads by handheld Brunton compass before the rig was moved onto the pad and alignment and inclination checked by the rig geologist before drilling commenced.  For diamond core drilling, all drill operations were carried out by the drill contractor’s personnel.  Rig geologists visited the drill a minimum of two times per day and were required to be present at the rig when difficult drilling or bad ground conditions were encountered.  Core is retrieved from the drill string using conventional wireline techniques.  Core is removed from the core tube by HD drilling personnel and carefully placed in plastic core boxes.  Filled core boxes are removed from the drill site twice daily (early morning and evening) by Nayarit Gold personnel to the secure core logging facility in Acaponeta, Nayarit, 40 km from the Orion Project site.  For reverse circulation drilling, the rig geologist was present at the drill during all drilling operations.  All drillhole collars have been surveyed with differential GPS for location and have down hole surveys to measure hole deviation at approximately 50m intervals taken with a Reflex EZ Shot digital survey tool.  All project coordinates are maintained in WGS 84 UTM zone 13R.

At the core logging facility, the core is cleaned and the broken core pieces reassembled to a best fit.  For logging and sample interval marking, the core is laid out on workbenches.  A technician, under supervision of the drill geologist, completes a hardcopy geotechnical log of the core including recovery and RQD.  The drill geologist then logs the core and creates a hardcopy geologic log including a graphic representation of rock type, vein orientation, and mineralized zones and a detailed descriptive log including rock type, alteration, structure, mineralization and vein density/percentage.  Digital photographs are taken of all cores.

Interpretation of Results

Drilling has confirmed that the project is host to a series of epithermal gold-silver veins. These veins have been traced for lengths up to +4 km in length along surface, with deeper drilling showing the veins consistently present up to 400 metres below surface. Mineralization is not ubiquitous throughout the veins and structural and geochemical parameters play an important part in the deposition of metals at levels considered to be potentially economic. Of the rock types observed in drill core, the andesite crystal-lithic tuff illustrates the tendency for fracturing and thus prime target for mineralization, especially where the unit shows dilatant flexure.

Sampling and Analysis

Sample Methods and Location

Core is transported from the drill site to Nayarit Gold’s secure core logging facility in Acaponeta by company personnel.  Core box numbers are checked and core is cleaned and re-assembled by technicians prior to measurement of total core recovery. Technicians measure total core recovery, RQD, fracture characteristics and rock strength as estimated using the method from as 1726 geotechnical site investigation code 1993.  After re-assembly and geotechnical logging geologists make a geological log of the core and mark the sample intervals directly on the core.  Geologists are instructed to collect sample lengths with a minimum length of 0.5m and a maximum length of 1.5m sample with a nominal 1m interval adjusting based on rock type changes so that wall rock is not mixed with vein material except in cases of small, isolated veins.  Sample intervals are adjusted to vein and breccia zone boundaries and rock type changes.  Sample intervals are marked on the core and adjacent to the core in the box.  A cut line is drawn along the length of the core by the geologists.  All sampled core is sawn in half and returned to the box.  After sawing core samples were collected by technicians always taking the left hand side of the core and leaving the right hand side in the box.  Samples have an approximate 4kg weight.  Samples were shipped to ALS Chemex using a commercial freight service contracted by ALS Chemex.  All core handling from retrieval from the core tube through washing, re-assembly, geotechnical and geologic logging and sampling is done under the supervision of Nayarit Gold’s geologists.  Nayarit Gold has implemented a QA-QC procedure as described below.

Factors Impacting Accuracy of Results

As with all drill programs recovery issues can impact accuracy of results. Drilling of mineralized zones, such as the Del Norte zone, which is clay altered in places can result in loss of heavier fractions and lower percentage core recoveries, which can affect the obtained results. Generally, Nayarit has not observed such recovery issues that would raise concern except for several drill holes at Lazaro where core recoveries through what was believed to be a mineralized zone were low.

Quality Controls and Quality Assurance

Prior to May 2008, Nayarit Gold’s Quality Assurance/Quality Control (QA/QC) sample program consisted of blank and duplicate samples.  After this date Nayarit Gold implemented a program that included blank, duplicate and standard samples.  Approximately 10% of all samples submitted to the primary assay laboratory are for QA/QC purposes.

The QA/QC program includes insertion of commercially prepared gold and silver pulp standards at a frequency of 4 per 100 samples.  Standards used cover a range of gold and silver concentrations.  The standard samples have color-coded tags which are placed in the core boxes and in the sample number booklets which can be used to confirm which standard was submitted for any specific sample number.

Security of Samples

           Samples are shipped from Nayarit Gold’s core processing facility in Acaponeta, Nayarit to ALS Laboratory Group (ALS) located in Hermosillo, Sonora Mexico.  Sample shipment from the Orion Project to this facility is part of the service provided by ALS and is contracted by ALS to a third party shipping company.  At ALS Hermosillo, samples are entered into the Laboratory Information Management System (LIMS) and prepared for analysis.  Once sample preparation is completed, the sample pulps are shipped on to ALS Vancouver for analysis by Fire Assay and inductively coupled atomic emission spectrometry (ICP-AES).

ALS Hermosillo and ALS Vancouver are in compliance for the requirements of ISO 9001:2000 through February 12, 2011 (ALS Laboratory Group, 2009).  ALS Vancouver is accredited through the Standards Council of Canada (SCC) for Metallic Ores and Products Mineral Analysis testing for several techniques including Fire Assay with an Atomic Absorption (AA) finish, Fire Assay with a gravimetric finish and ICP-AES using a four acid digestion.  This is under CAN-P-1579 Guidelines for the Accreditation of Mineral Analysis Testing Laboratories and CAN-P-4E (ISO/IEC 17025) General Requirements for the Competence of Testing and Calibration Laboratories.  This accreditation is valid through May 18, 2013 (Standards Council of Canada, 2009).

Samples are in the custody and control of Nayarit Gold, the shipping contractor or ALS at all times.

           On arrival at ALS Hermosillo, samples are inventoried, weighed, assigned a barcode and entered into the LIMS.  Once these activities are completed the samples are prepared for as follows: 1. Samples are dried in a drying oven, 2. The entire sample is crushed to 90% passing -2mm;  3. A 1,000g split is pulverized to 85% -75 microns; and 4. This pulp is sent to ALS Vancouver for analysis.

ALS Chemex returns all pulps and coarse rejects to Nayarit Gold.  Pulps and rejects are stored in the company warehouse in Acaponeta, Nayarit.  It is Nayarit Gold’s intention to discard all coarse rejects collected through the end of 2008 upon completion of preliminary metallurgical studies and publication of the relevant technical report.

Mineral Resources and Mineral Reserve Estimates

SRK Consulting (U.S.), Inc (“SRK”) was contracted by the Company to complete a Canadian National Instrument (“NI”) 43-101 compliant Preliminary Economic Assessment (“PEA”) for the Company's Animas/Del Norte Deposit.

This study is based extraction of indicated and inferred resources using underground mining methods with milling and tank leaching for processing. The Orion Resource Statement (using an underground extraction based assessment with a 2.0 g/t gold equivalent cutoff) as estimated by SRK is 1.107 million tonnes with a gold grade of 3.66 g/t and silver grade of 309 g/t in the Indicated category, and an additional 0.181 million tonnes with a gold grade of 3.33 g/t and silver grade of 95 g/t in the Inferred category.

The results of the PEA have identified the underground mining of 1.182 million tonnes with a gold grade of 2.79 g/t and silver grade of 267 g/t.

Assuming 100% equity financing, the PEA indicates a pre-tax Internal Rate of Return (“IRR”) of 38%. The estimated payback period is approximately 2.3 years (Base Case).

The following table illustrates the Base Case data and NPVs at various discount rates.

PEA base data:
Base Case
Life-of-Mine Mill Recovered Equivalent Gold Ounces*	246k oz AuEq
Production Rate	750 tpd	20k oz Au/yr	1.785M oz Ag/yr
Development Timeline	2 Years
Initial Capital	US$35 Million
Cash Costs	US$320/gold equivalent ounce
Payback Period (NPV 8% Case)	2.3 years
Mine Life	5 years
Gold Price	US$900/oz
Silver Price	US$15/oz
NPV’s and IRR
Pre-tax NPV 3%	US$55.3 million
Pre-tax NPV 5%	US$46.5 million
Pre-tax NPV 8%	US$35.4 million
Pre-tax IRR	38%
*Gold Equivalent Values were calculated based on 60 ounces of silver = 1 ounce of gold. Metallurgical recoveries for mill processing are based on previous metallurgical analysis and are 92% for gold and 88% for silver.

The PEA is founded on underground resources at the Animas/Del Norte Deposit. SRK examined different mining and processing options, and trade-off scenarios to identify the optimum mining scenario. This examination determined that an underground bulk mining method as the optimized mining method for the Animas/Del Norte Deposit. The deposit has an Indicated resource of 967,000 tonnes with a gold grade of 3.63 g/t and a silver grade of 347 g/t (or 9.42 g/t gold equivalent) containing 113,000 ounces of gold and 10.79M ounces of silver (or 293,000 gold equivalent ounces). An additional Inferred resource contains 39,000 tonnes with 3.74 g/t Au and 349 g/t silver (or 9.55 g/t gold equivalent) containing 5,000 ounces of gold and 436,000 ounces of silver (or 12,000 gold equivalent ounces). These resources are based on a 2.0 g/t gold equivalent cutoff and a gold price of US$850/oz and a silver price of US$13/oz.

The Deposit is located within and surrounded by high-priority exploration targets, where the company believes additional mineralization will be discovered which could enhance the project economics. The Deposit is in a very favorable location with excellent infrastructure with access to industrial power, roads and a skilled work force.

Mining Operations

There are no current mining operations on the Orion Project.

We continue to investigate other exploration projects in northern Mexico and other locations.

Other Properties

We currently lease our headquarters located in New York, New York consisting of a suite of offices of approximately 3,800 square feet.  We also lease an administrative office in Caborca, Sonora, Mexico located near our El Chanate mine as well as an exploration office in Hermosillo, Sonora, Mexico.

In connection with our acquisition of Nayarit Gold on August 2, 2010, we assumed a lease for office space in Halifax, Nova Scotia, Canada of approximately 1,480 square feet.

Item 3.  Legal Proceedings

On October 4, 2010, Walter Earl Jenkins and Jonathan Schroeder, each represented by the same law firm, filed identical lawsuits against Capital Gold, its directors and Gammon Gold in New York Supreme Court claiming, among other things, that the directors of Capital Gold breached their fiduciary duties to Capital Gold in connection with the approval of the merger agreement between Capital Gold and Gammon Gold. The plaintiffs purport to represent a class of all stockholders of Capital Gold stock other than stockholders who are affiliates of Capital Gold. The plaintiffs have asked the Court to enjoin Capital Gold from consummating its merger with Gammon Gold.

On October 7, 2010, Mel Leone filed a lawsuit against Capital Gold, its directors and Gammon Gold in New York Supreme Court.

On October 8, 2010, W. Jeffrey Kramer filed a lawsuit against Capital Gold, its directors, its Chief Financial Officer and Gammon Gold in New York Supreme Court.

On October 8, 2010, Helmut Boehm filed a lawsuit against Capital Gold, its directors, Gammon Gold and Capital Gold AcquireCo, Inc., a wholly-owned subsidiary of Gammon Gold, in the Court of Chancery in the state of Delaware.

Each of the above-referenced complaints state claims and seek relief substantially identical to the claims made and relief sought in the Jenkins and Schroeder lawsuits. Capital Gold believes all plaintiffs’ allegations are without merit and intends to vigorously defend itself against such allegations.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Marketing Information -- The principal U.S. market in which our common shares (all of which are of one class, $.0001 par value common stock) are traded or will trade is in the NYSE EURONEXT (Symbol: “CGC”).

The following table sets forth the range of high and low closing bid quotes of our common stock per quarter for the past two fiscal years as reported by the OTC Bulletin Board and NYSE EURONEXT (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions).

MARKET PRICE OF COMMON STOCK

Quarter Ending	High and Low
July 31, 2010	4.24	3.16
April 30, 2010	3.90	3.66
January 31, 2010	4.24	2.94
October 31, 2009	3.12	2.36

July 31, 2009	2.88	2.12
April 30, 2009	2.84	2.08
January 31, 2009	2.52	1.20
October 31, 2008	2.60	1.08

Our common stock also trades on the Toronto Stock Exchange under the symbol "CGC."  The high and low closing prices for our common stock for the periods indicated below are as follows:

Quarter Ending	High and Low
	US$/CDN$	US$/CDN$
Quarter ended July 31, 2010	4.24 / 4.39	3.12 / 3.31
Quarter ended April 30, 2010	3.90 / 4.00	3.19 / 3.38
Quarter ended January 31, 2010	4.19 / 4.40	2.94 / 3.12
Quarter ended October 31, 2009	3.09 / 3.32	2.39 / 2.56

Quarter ended July 31, 2009	2.84 / 3.16	2.12 / 2.48
Quarter ended April 30, 2009	2.84 / 3.60	2.08 / 2.52
Quarter ended January 31, 2009	2.48 / 3.04	1.16 / 1.40
Quarter ended October 31, 2008	2.60 / 2.72	1.00 / 1.28

 (b)  Holders -- The approximate number of record holders of our Common Stock, as of October 1, 2010 amounts to 390, inclusive of those brokerage firms and/or clearing houses holding our common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder).  The aggregate number of shares of Common Stock outstanding is 61,202,028 as of October 1, 2010.

(c)  Dividends – We have not paid or declared any cash dividends upon our Common Stock since inception and, by reason of our present financial status and our contemplated financial requirements, do not contemplate or anticipate paying any cash dividends upon our Common Stock in the foreseeable future.

We did not repurchase any of our securities during the fiscal year ended July 31, 2010.

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of July 31, 2010.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of Outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	618,750	$2.84	2,819,766

Equity compensation plans not approved by security holders:	-	$-	N/A

Total	618,750	$2.84	2,819,766

Performance Graph

		Total Return To Shareholders
		(Includes reinvestment of dividends)

				QUARTERLY RETURN PERCENTAGE
					Quarter Ending

Company / Index		10/31/07	1/31/08	4/30/08	7/31/08	10/31/08	1/31/09	4/30/09	7/31/09	10/31/09	1/31/10	4/30/10	7/31/10
Capital Gold Corporation		36.07	10.48	-6.61	-0.77	-55.04	115.52	-13.60	12.04	27.27	-4.55	24.49	1.91
Russell 3000 Index		6.44	-10.83	1.14	-7.12	-24.31	-14.01	7.61	13.92	5.14	4.78	12.28	-7.22
S&P SmallCap 600 Index		5.12	-12.65	1.20	-1.48	-22.43	-18.20	11.89	13.71	1.43	7.69	18.99	-8.31
Peer Group		5.64	-18.49	1.12	14.03	-63.09	62.24	5.86	22.80	14.28	19.89	40.62	-26.66

					INDEXED RETURNS
	Base				Quarter Ending
	Period
Company / Index	8/1/07	10/31/07	1/31/08	4/30/08	7/31/08	10/31/08	1/31/09	4/30/09	7/31/09	10/31/09	1/31/10	4/30/10	7/31/10
Capital Gold Corporation	100	136.07	150.32	140.39	139.31	62.63	134.99	116.63	130.67	166.31	158.75	197.62	201.40
Russell 3000 Index	100	106.44	94.91	95.99	89.16	67.48	58.03	62.44	71.14	74.79	78.36	87.98	81.63
S&P SmallCap 600 Index	100	105.12	91.82	92.92	91.55	71.01	58.09	65.00	73.91	74.96	80.73	96.06	88.08
Peer Group	100	105.64	86.10	87.07	99.28	36.64	59.45	62.93	77.28	88.32	105.89	148.90	109.20

Peer Group Companies:
ALAMOS GOLD INC
GAMMON GOLD INC
MINEFINDERS CORP
NEW GOLD INC

ITEM 6. Selected Financial Data.

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report.  The statement of operations and balance sheet data presented below for, and as of the end of, each of the years in the five year period ended July 31, 2010 are derived from our audited consolidated financial statements.  Historical results are not necessarily indicative of the results to be expected in the future.  The Selected Financial Data is in thousands except for share and per share data.

	Fiscal Year Ended July 31
	2010	2009	2008	2007	2006
Statement of Operations data:
Revenues	$60,645	$42,757	$33,104	$-	$-
Net Income (loss)	$11,994	$10,407	$6,364	$(7,472)	$(4,805)
Income (loss) per share – Basic*	$0.25	$0.22	$0.15	$(0.20)	$(0.17)

Balance Sheet data:
Total Assets	$72,495	$52,484	$50,578	$27,368	$9,546
Long-term Debt	$800	$4,400	$8,375	$12,500	$-
Reclamation and Remediation Liability	$2,373	$1,594	$1,666	$1,249	$-

* - All Income (loss) per share – Basic amounts have been restated to reflect the impact of the 4 to 1 reverse stock split enacted during the fiscal year ended July 31, 2010.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the three fiscal years ended July 31, 2010, 2009 and 2008.  As disclosed in greater detail elsewhere in this report, we commenced mining operations and began to receive operating revenues in August 2007, shortly after the end of the fiscal year ended July 31, 2007. (the financial data in this discussion is in thousands, except where otherwise specifically noted).

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

Our financial position was as follows:

	As of	As of
	July 31, 2010	July 31, 2009

Total debt	$4,400	$8,000
Total stockholders’ equity	$50,929	$35,765
Cash and cash equivalents	$12,125	$6,448
Working capital	$31,857	$20,646

During our fiscal year ended July 31, 2010 our debt and liquidity positions were affected by the following:

•	Net cash provided from operations of $14,731;

•	Capital expenditures of $6,515;

•	Repayments on Credit Facility of $3,600;

•	Proceeds from the issuance of common stock upon the exercising of warrants of $565;

Looking Forward

Certain key factors will affect our future financial and operating results. These include, but are not limited to, the following (the financial data in this discussion is in thousands except for ounces and cash cost data):

•	Fluctuations in gold prices;

•	We expect fiscal 2011 gold sales of approximately 65,000 to 70,000 ounces;

•	Cash costs per ounce sold for fiscal 2011 are expected to be approximately $485 per ounce;

•
We anticipate capital expenditures of approximately $12,500 in fiscal 2011 with approximately $7,200 being allocated to leach pad expansion, approximately $1,500 for the addition of agglomeration equipment, $750 in property interest payments; and $600 for additional conveyors;

•	Repayments on Credit Facility of $3,600 during fiscal 2011.

•
Our fiscal year 2011 expectations, particularly with respect to sales volumes and cash costs per ounce sold, may differ significantly from actual quarter and full fiscal year results due to variations in: ore grades and hardness, metal recoveries, waste removed, commodity input prices, foreign currencies and gold sale prices.

Result of Operations

Fiscal year ended July 31, 2010 compared to the year ended July 31, 2009

Net income for the year ended July 31, 2010 and 2009 was approximately $11,994 and $10,407, respectively, representing an increase of approximately $1,587 or 15% over the prior period.  Income before taxes was $24,019 and $15,949 for the year ended July 31, 2010 and 2009, respectively, which represented an increase of 51%.  Income before taxes increased primarily as a result of higher revenues from a higher gold price being realized on ounces sold during the current period as well as higher production results during the year ended July 31, 2010, as compared to the same period a year ago.

As a result of management changes during the year ended July 31, 2010, we incurred severance related charges to executives and employees of approximately $2,710 within general and administrative expense.  If we exclude these charges, net income for the year ended July 31, 2010 would have been approximately $14,704 representing an increase of approximately $4,297 or 41% over the prior period.

Revenues & Costs Applicable to Sales

Gold sales for the year ended July 31, 2010 totaled approximately $60,645 as compared to $42,757 in the prior period representing an increase of approximately $17,888 or 42%.  We sold 54,304 ounces at an average realizable price per ounce of approximately $1,117 in the current period.  We sold 48,418 ounces at an average realizable price per ounce of $883 during the same period last year.

Costs applicable to sales were approximately $22,017 and $13,883, respectively, for the year ended July 31, 2010 and 2009, an increase of approximately $8,134 or 59%.  Cash costs were $391 per ounce of gold sold for the year ended July 31, 2010 as compared to $271 for the year ended July 31, 2009.   The primary reasons for this increase in cash cost per ounce sold in the current period were attributable to:

•
An increase in mining costs of approximately $4,764 or 55% over the prior period.  This was primarily due to higher mining contractor costs of approximately $2,637 compared to the prior period primarily due to an increase in tonnage mined of 3,216,468 tonnes or 39%, higher diesel fuel consumption of $1,156 due to an increase in tonnage mined and longer haul distance as the pit deepens, and higher explosive costs of $750 due to the increase in tonnage mined as well as a change in the type of explosive utilized by the mine;

•
Higher crushing costs of approximately of $946, an increase of 36% over the prior period, mainly due to an increase in maintenance and the usage of crusher parts and supplies.  This increase was attributable to the addition of our new secondary and tertiary crusher in May and December 2009, respectively, which increased tonnage going through the circuit by 13% or 516,000 tonnes as compared to the prior year. In addition, labor costs rose as a result of the hiring of additional crusher operators.

•
An increase in leaching and ADR plant costs of approximately $1,975 or 37% mainly due to an increase in consumption of certain chemicals ($1,209) as well as consumption and price increase in cost of lime ($352) in the processing of ore as well as an increase in both water ($103) and electricity  ($137) usage  (the increased consumption was mainly the result of increasing the chemical concentration and solution flow to the leach pad as we increased the level of lifts or height of the leach pad as well as the surface area under leach with the additional leach pad.

•
Higher heavy equipment maintenance costs of approximately $559 or 53% over the same period in the prior year.  This was primarily due to an increase in repair and maintenance costs associated with our three trucks and two loaders.  The additional tonnage moved in the current year as well as higher repairs and maintenance costs experienced with the procurement of used equipment has factored into the increase as compared to the prior year.

Total costs were $444 per ounce of gold sold for the year ended July 31, 2010 as compared to $314 total cost per ounce sold in the prior period.  The primary reason for this increase in total costs can be attributable to the reasons detailed above as well as the increase in depreciation and amortization resulting from capital expenditures during the current period.

Revenues from by-product sales, which consist of silver, are credited to Costs applicable to sales as a by-product credit. By-product sales amounted to $1,400 and $1,076 for the year ended July 31, 2010 and 2009, on silver ounces sold of 80,941 and 86,523, respectively.

Depreciation and Amortization

Depreciation and amortization expense during the year ended July 31, 2010 and 2009 was approximately $2,939 and $2,041, respectively, an increase of $898 or 44%.  The primary reason for the increase in the current period was attributable to an increase in depreciation and amortization charges related to property, plant and equipment additions.

General and Administration Expense

General and administrative expenses during the year ended July 31, 2010 were approximately $8,573, an increase of approximately $3,109, or 57%, from the year ended July 31, 2009.  This increase resulted primarily from one-time severance related charges to executives and employees of approximately $2,710.  In addition, we experienced higher legal and professional fees associated with merger and acquisition activity including our acquisition with Nayarit Gold of approximately $996.

Exploration Expense

Exploration expense during the year ended July 31, 2010 and 2009 was approximately $1,616 and $1,600, respectively, or a increase of $16, or 1%.  Both periods presented include activity associated with on-going exploration, drilling and geochemical work being conducted on our leased and owned concessions located northwest of Saric, Sonora as well as on-going drilling at our El Chanate mine.

Other Income and Expense

Our loss on the change in fair value of derivative instruments during the year ended July 31, 2010 and 2009, was approximately $0 and $1,975, respectively, and was reflected as Other Expense. The primary reason for the decrease can be attributed to the close out, on February 24, 2009, with Standard Bank, Plc., of the remaining 58,233 ounces of gold hedged under the original Gold Price Protection arrangements originally entered into in March 2006.

Interest expense was approximately $1,365 for the year ended July 31, 2010 compared to approximately $1,575 for the same period a year earlier.  This decrease was due to lower interest charges incurred during the current period, based on a lower average debt balance compared to the prior period offset by cost of interest rate swaps.  As of July 31, 2010 and 2009, there was $4,400 and $8,000, respectively, outstanding on our term note with Standard Bank.  Interest expense also includes amortization of deferred financing costs resulting from the credit arrangements entered into with Standard Bank.  This accounted for approximately $993 and $978 of amortization expense during the year ended July 31, 2010 and 2009, respectively.

Income Tax Expense

Income tax expense was $12,025 during the fiscal year ended July 31, 2010, compared to $5,542 in 2009 with an effective tax rate of 50% and 35%, respectively.  The factors that most significantly impact our effective tax rate are operating losses generated by the Company’s U.S. parent for which no benefit has been recognized. Current year income tax expense and deferred income tax expense amounted to $8,062 and $3,963 as of July 31, 2010, respectively.  Prior year income tax expense and deferred income tax expense amounted to $3,909 and $1,633 as of July 31, 2009, respectively.

Mining operations are primarily conducted in Mexico. Mexico has tax laws, tax incentives and tax rates that are significantly different than those of the United States.  On October 1, 2007, the Mexican Government enacted legislation which introduces certain tax reforms as well as a new minimum flat tax system, which was effective for tax year 2008.  This flat tax system integrates with the regular income tax system and is based on cash-basis net income that includes only certain receipts and expenditures.  The flat tax is set at 17.5% of cash-basis net income for tax year 2010, which increased from 17% for tax year 2009.  If the flat tax is positive, it is reduced by the regular income tax and any excess is paid as a supplement to the regular income tax.  For the tax year 2010, the Mexican Government introduced a reform where if the flat tax is negative, companies will not be permitted to reduce the income tax, as it may only serve to reduce the regular flat tax payable in that year or can be carried forward for a period of up to ten years to reduce any future flat tax.

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

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. In accordance with ASC guidance for income taxes, the measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized. Net deferred tax assets related to the U.S. operations have been fully reserved. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Based on the uncertainty and inherent unpredictability of the factors influencing our effective tax rate and the sensitivity of such factors to gold and other metals prices as discussed above, the effective tax rate is expected to be volatile in future periods.

For more information concerning income taxes, please see Note 22 within the consolidated financial statements contained herein.

Changes in Foreign Exchange Rates

During the years ended July 31, 2010 and 2009, we recorded equity adjustments from foreign currency translations of approximately $1,463 and $(8,355), respectively.  These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the U.S. dollar and are included as a component of other comprehensive income.  The Mexican Peso and the U.S. dollar exchange rate as of July 31, 2010 was 12.7012.  As of July 31, 2009, such exchange rate was 12.9933.

Summary of Annual Results
(000’s except per share Data and ounces sold)

	For the year	For the year	For the year
	ended	ended	ended
	July 31, 2010	July 31, 2009	July 31, 2008
Revenues	60,645	42,757	33,104
Net Income	11,994	10,407	6,364
Basic net income per share	0.25	0.22	0.15
Diluted net income per share	0.25	0.21	0.13
Gold ounces sold	54,304	48,418	39,102
Average price received	$1,117	$883	$847
Cash cost per ounce sold(1)	$391	$271	$276
Total cost per ounce sold(1)	$444	$314	$335

(1)
"Cash costs per ounce sold" is a Non-GAAP measure, which includes all direct mining costs, refining and transportation costs, by-product credits and royalties as reported in the Company's financial statements divided by ounces sold during the applicable period.  It also excludes intercompany management fees.  “Total cost per ounce sold” is a Non-GAAP measure which includes “cash costs per ounce sold” as well as depreciation and amortization as reported in the Company's financial statements.

The following table reconciles the Non-GAAP measure “Cash costs per ounce sold” to the GAAP measure of “Costs applicable to sales per ounce sold”:

	For the year	For the year	For the year
	ended	ended	ended
Reconciliation from non-GAAP measure to US GAAP	July 31, 2010	July 31, 2009	July 31, 2008

Cash cost per ounce sold	$391	$271	$276
Intercompany management fee	12	14	10
Other	2	2	(13)
Costs applicable to sales per ounce sold*	$405	$287	$273

*This measurement excludes depreciation and amortization.

Summary of Results of Operations

	For the year ended	For the year ended	For the year ended
	July 31, 2010	July 31, 2009	July 31, 2008
Tonnes of ore mined	4,586,875	3,847,883	3,498,612
Tonnes of waste removed	6,797,425	4,319,949	2,627,318
Ratio of waste to ore	1.48	1.12	0.75
Tonnes of ore processed	4,515,152	3,999,346	3,529,699
Grade (grams/tonne)	0.74	0.78	0.85
Gold (ounces)
- Produced(3)	55,746	49,921	39,242
- Sold	54,304	48,418	39,102
(3)Gold produced each year does not necessarily correspond to gold sold during the year, as there is a time delay in the actual sale of the gold.

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

Depreciation and Amortization

Depreciation and amortization expense during the year ended July 31, 2009 and 2008 was approximately $2,041 and $2,350, respectively.  The primary reason for the decrease of approximately $309, or 13%, was due to amortization charges recorded in the prior period related to the repurchase of the 5% net profit interest acquired from FG in 2006 for $500.  The $500 was fully amortized during the quarterly period ended April 30, 2008.  This was slightly offset by an increase in Units-of-Production depreciation and amortization mainly attributable to additional ounces being produced in the current period versus the same period in the prior year.

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

Interest expense was approximately $1,575 for the year ended July 31, 2009 compared to approximately $2,295 for the same period a year earlier.  This decrease was mainly due to lower interest charges incurred during the current period related to our credit arrangements with Standard Bank.  As of July 31, 2009, there was $8,000 outstanding on our term note.  Interest expense also includes deferred financing costs resulting from the credit arrangements entered into with Standard Bank.  This accounted for approximately $978 and $1,088 of depreciation and amortization expense during the year ended July 31, 2009 and 2008.

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

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. In accordance with ASC guidance for income taxes, the measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which, on a more likely than not basis, are not expected to be realized. Net deferred tax assets related to the U.S. operations have been fully reserved.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

Changes in Foreign Exchange Rates

During the years ended July 31, 2009 and 2008, we recorded equity adjustments from foreign currency translations of approximately $(8,355) and $2,504, respectively.  These translation adjustments are related to changes in the rates of exchange between the Mexican Peso and the U.S. dollar and are included as a component of other comprehensive income.  The Mexican Peso and the U.S. dollar exchange rate as of July 31, 2009 was 12.9933 to 1.  As of July 31, 2008, such exchange rate was 10.0483 to 1.

Liquidity and Capital Resources

Operating activities

Cash provided by operating activities during the year ended July 31, 2010 and 2009 was $14,731 and $7,536, respectively.  Cash provided by operating activities increased $7,195 as compared to the year ended July 31, 2009, primarily due to higher net income resulting from an increase in the average gold price received for ounces sold , an increase in the change in inventory balances between periods of $5,537, and an increase in accrued expenses of $4,447 mainly due to the accruals associated with one-time severance related charges to executives and employees as well as an increase in our income tax accrual during the year ended July 31, 2010.

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

On March 25, 2010, we elected not to pursue the implementation of the MRS technology at the El Chanate mine.  Accordingly, we demanded repayment of the amounts paid to MRS in accordance with the letter agreement between MRS and us. On May 12, 2010, the parties agreed to reduce the MRS Repayment to $450 and we are currently receiving repayment based on the original Collateral Agreement.  We recorded the remaining receivable amount of $210 as of July 31, 2010 as an Other Current Asset.

Investing Activities

Cash used in investing activities during the year ended July 31, 2010, amounted to approximately $6,515, primarily for the acquisition of an additional tertiary crusher and screen plant, additional water rights, additional leach pad expansion, as well as new platform upgrades for three of our crushers.

In May 2010, we initiated the planning and permitting on the construction of an additional leach pad to the east of the existing leach pads.  The total capacity of this additional leach pad will be approximately 8.5 million tonnes (when stacked to six lifts) and cost approximately $7,500.  This pad will be expanded on the south, east and possibly west sides to accommodate the current ore reserve.  When combined with the original and west pads the aggregate capacity will be approximately 20.1 million tonnes.  This capital expenditure is anticipated to be expended over the next twelve months.  Site clearing was initiated in May 2010 and construction commenced in July 2010.  The first panel is anticipated to be ready for stacking towards the end of the calendar year with complete construction anticipated to be completed by May 2011.

In July 2010, the Company commenced the use of belt agglomeration with cement which is added to the crushed ore at the El Chanate mine to improve the flow of leaching solution.   We have engaged an independent consultant with respect to heap leaching optimization, which has resulted in recommendations to increase the barren solution flow to the leach pad, increase the pregnant solution flow to the recovery plant, and redirect the low grade solution to the leach pads.  When implemented, these operational changes combined with the agglomeration with cement and barren solution may result in immediate improvements in leaching time.  We ordered two agglomeration drums which are expected to arrive by January 2011.  The current belt agglomeration is a temporary measure until the drums are delivered.  The use of agglomeration drums will allow for better mixing of cement and lime with the crushed ore, producing a consistent quality control of the product.  The cost of these agglomeration drums and an additional overland conveyor is anticipated to be $2,000.

Cash used in investing activities during the year ended July 31, 2009, amounted to approximately $5,174, primarily from the acquisition of an additional secondary crusher and tunnel conveyor, mobile equipment, conveyors and ADR plant equipment, including the carbon regeneration kiln.

Financing Activities

Cash used in financing activities during the year ended July 31, 2010 amounted to approximately $3,148, primarily from the repayment of our term loan of $3,600.  We also received proceeds of approximately $565 in the current period from the issuance of common stock upon the exercise of 31,250 options and 150,000 warrants.  In addition, we paid $113 in finance costs to amend our Amended and Restated Credit Agreement with Standard Bank (See “Term loan and Revolving Credit Facility” section below).  Cash used in financing activities during the year ended July 31, 2009 amounted to approximately $4,175, primarily from the repayment of the term loan of $4,500.

Business Combination Agreements

On October 1, 2010, the Company and Gammon Gold Inc. (“Gammon Gold”) entered into a definitive merger agreement pursuant to which Gammon Gold offered to acquire all of the issued and outstanding common shares of Capital Gold in a cash and share transaction (the “Gammon Transaction”). The total consideration for the purchase of 100% of the fully diluted shares of Capital Gold is approximately US$288 million or US$4.57 per Capital Gold share based on Gammon Gold’s closing price on September 24, 2010 on the NYSE. The Gammon Transaction has the unanimous support of both companies’ Boards of Directors and Officers.  Under the terms of the Gammon Transaction, each common share of Capital Gold will be exchanged for 0.5209 common shares of Gammon Gold and a cash payment in the amount of US$0.79 per share. Based on the September 24, 2010 closing price of Capital Gold’s shares on the NYSE EURONEXT, the acquisition price represents a 20% premium to the close on September 24th and a 30% premium to the 20-day volume weighted average price on the NYSE EURONEXT ending on that date.  The consummation of the Gammon Transaction is subject to numerous contingencies as described in the related merger agreement including, but not limited to, Capital Gold stockholder approval.

On August 2, 2010, the Company acquired Nayarit Gold, Inc. (“Nayarit”). As a result of the Business Combination, Nayarit became a wholly-owned subsidiary of the Company.  In connection with the Business Combination, each outstanding share of Nayarit common stock was converted into 0.134048 shares of Capital Gold common stock, with cash paid in lieu of any fractional share.   Capital Gold issued 12,454,354 shares of its common stock in the Business Combination to Nayarit's current stockholders and has reserved for issuance an additional 1,621,981 and 903,483 shares of Capital Gold common stock upon the exercise of former Nayarit warrants and options, respectively.  Based on the number of outstanding shares of Nayarit common stock and Capital Gold common stock, after the consummation of the Business Combination, the stockholders of Nayarit own approximately 20.4% of Capital Gold on a non-diluted basis.

Based on the closing price of the Company’s common stock on August 2, 2010, the consideration received by Nayarit shareholders had a value of approximately $47.6 million as detailed below.

	Conversion Calculation	Estimated Fair Value	Form of Consideration
	(In thousands, except per share amounts)

Number of Nayarit shares outstanding as of the Amalgamation date	92,910

Exchange ratio(1)	0.134048

Number of shares issued to Nayarit shareholders	12,454

Value of Capital Gold common shares issued(1)	$3.71	$46,206	Capital Gold Common stock

Value of Nayarit’s options and warrants to be exchanged for Capital Gold options and warrants (2)		1,393	Capital Gold Options and Warrants

Total consideration transferred		$47,599

(1) In accordance with ASC 805, the fair value of equity securities issued as part of the consideration transferred was the closing market price of Capital Gold’s common stock on the effective date of the Amalgamation. The pro forma shares issued was 12,454,354 common shares, which is calculated by multiplying 0.134048 by 92,909,659, being the number of shares of Nayarit common stock outstanding on August 2, 2010.  Nayarit shareholders own approximately 20.4% of the issued and outstanding shares of Capital Gold common stock.

(2) Represents the fair value to acquire 1,621,981 and 903,483 shares of Capital Gold common stock upon the exercise of former Nayarit warrants and options, respectively. The fair value of the warrants and options were estimated using the Black-Scholes valuation model utilizing the assumptions noted below.

Stock price	$3.71
Post conversion strike price	$3.28 - $9.92
Average expected volatility	70%
Dividend yield	None
Average risk-free interest rate	0.29%
Average contractual term	.79 years
Black-Scholes average value per warrant and option	$0.57

The expected volatility of Capital Gold’s stock price is based on the average historical volatility which is based on daily observations and duration consistent with the expected life assumption and implied volatility.  The average contractual term of the warrants and options is based on the remaining contractual exercise term of each warrant and option.  The risk free interest rate is based on U.S. treasury securities with maturities equal to the expected life of the warrants and options

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed on August 2, 2010:

Fair Value (in thousands)
Cash and cash equivalents	$50
Short-term investments	2
Prepaid expenses and sundry receivables	1,238
Property, plant and equipment	196
Mineral interests – indicated and inferred	43,822
Exploration interests	3,627
Accounts payable and liabilities assumed	(1,336)
Net assets acquired	$47,599

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations. The Company’s management allocated the acquisition cost to the assets acquired and liabilities assumed based on the estimated fair value of Nayarit’s tangible and identifiable assets and liabilities.  The amount allocated to the mineral and exploration interests was based on a valuation report prepared by a third party appraisal firm.  The allocation is not considered final as of the date of this report as management is still reviewing certain of the underlying assumptions and calculations used in the allocation to the assets and liabilities of Nayarit that were acquired.  However, the Company believes the final purchase price allocation will not be materially different than presented herein.

During the twelve months ended July 31, 2010, the Company incurred transaction costs consisting primarily of legal, professional, investment advisory and accounting fees of $2.4 million.  These costs are included in general and administrative expenses on the consolidated statement of operations.

Pro forma Information

The following unaudited pro forma results of operations of the Company for the fiscal years ended July 31, 2010 and 2009 assume that the acquisition of the operating assets of the significant businesses acquired during 2010 and 2009 had occurred on August 1 of the respective year in which the business was acquired and for the comparable period only (i.e., 2010 acquisitions are reflected in 2009). These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, or are they necessarily indicative of future results of operations.

(in thousands)
	Year Ended July 31, 2010	Year Ended July 31, 2009
Revenues	$60,645	$42,757
Net income (loss)	$10,905	$2,270
Income (loss) per common share:
Basic – net income (loss)	$0.18	$0.04
Diluted – net income (loss)	$0.18	$0.03

2010 Pro forma Results – Twelve Months Ended July 31, 2010

The 2010 pro forma results were calculated by combining the results of Capital Gold with the stand-alone historical results of Nayarit Gold for the year ended June 30, 2010. The elimination of $2.4 million in transaction related costs were made which would have been incurred during the twelve months ended July 31, 2010 had the acquisition commenced on August 1, 2009.

Term loan and Revolving Credit Facility

In September 2008, we closed an Amended And Restated Credit Agreement (the “Credit Agreement”) involving our wholly-owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), us, as guarantor, and Standard Bank PLC (“Standard Bank”), as the lender.  The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006.  Under the Credit Agreement, MSR and Oro borrowed money in an aggregate principal amount of up to $12,500 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico.  We guaranteed the repayment of the Term Loan and the performance of the obligations under the Credit Agreement.  As of July 31, 2010, the outstanding amount on the term note was $4,400 and accrued interest on this agreement was approximately $11.

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

On June 30, 2010, Capital Gold Corporation (“Capital Gold” or the “Company”) entered into the First Amendment to the Amended and Restated Credit Agreement (the “Amendment”) by and among the Borrowers (as defined above), the Company, as guarantor, and Standard Bank, as the lender.  The Amendment amends the Credit Agreement the parties entered into on September 18, 2008 with retroactive effect from July 17, 2008, which amended and restated the Credit Agreement between the parties dated August 15, 2006.  The Credit Agreement provided for a senior secured term credit facility in the aggregate amount of $12,500 (the “Term Facility”) and provided for a senior secured revolving credit facility in the aggregate principal amount of $5,000 (the “Revolving Facility”).   Capital Gold guarantees all obligations of the Borrowers under the Term Facility and the Revolving Facility. The material amendments to the Credit Agreement contained in the Amendment are as follows:

The Amendment increases the Revolving Facility to $7,500.  The Revolving Facility is available for a two-year period commencing June 30, 2010.  The Borrowers may request a borrowing of the Revolving Facility from time to time, provided that each borrowing shall be in a minimum aggregate amount of $500.  All amounts due under the Revolving Facility, including all accrued interest and other amounts described in the Credit Agreement, shall be due and payable on June 30, 2012.

Amounts borrowed under the Term Facility and the Revolving Facility bear interest at a rate per annum equal to the LIBO Rate, as defined in the Credit Agreement, for the applicable interest period plus the applicable margin.  The applicable margin for the Revolving Facility was increased in the Amendment to 3.0% per annum.

The Borrowers are to use the proceeds of the Revolving Facility to fund general corporate and working capital requirements in connection with the El Chanate gold mining project and the Saric gold exploration project.

The Amendment increased the Tangible Net Worth (as defined in the Credit Agreement) requirement to at least U.S.$30,000 and requires Capital Gold to maintain at all times a Ratio of Debt to Cash Flow from Operations, as defined in the Amendment, of no greater than 2.50:1.00.

Debt Covenants

Capital Gold’s Credit Agreement with Standard Bank requires it, among other obligations, to meet certain financial covenants including, but not limited to, (i) a ratio of current assets to current liabilities at all times greater than or equal to 1.20:1.00, (ii) a quarterly minimum tangible net worth at all times of at least U.S. $30,000, (iii) maintain a ratio of  debt to cash flow from operations of no greater than 2:50:1:00, and (iv) a quarterly average minimum liquidity of U.S. $500.  In addition, the Credit Agreement restricts, among other things, Capital Gold’s ability to incur additional debt, create liens on its property, dispose of any assets, merge with other companies, enter into hedge agreements, organize or invest in subsidiaries or make any investments above a certain dollar limit.  A failure to comply with the restrictions contained in the Credit Agreement could lead to an event of default thereunder which could result in an acceleration of such indebtedness. As a condition to closing the Nayarit Business Combination, Capital Gold obtained the consent of Standard Bank.

As of July 31, 2010, we were in compliance with all debt covenants and default provisions.

Environmental and Permitting Issues

Management does not expect that environmental issues will have an adverse material effect on our liquidity or earnings.  The Company complies with all laws, rules and regulations concerning mining, environmental, health, zoning and historical preservation issues and we are not aware of any environmental issues or reclamation issues at the El Chanate concessions.  We have received the required Mexican government permits for operations.  Any revisions to our mine plan may require us to amend the permits.

We received the annual extension to the explosive use permit from the relevant authorities.  The permit is valid through December 2010.

We include environmental and reclamation costs on an ongoing basis, in our revenue and cost projections.  No assurance can be given that environmental regulations will not be revised by the Mexican authorities in the future.  As of July 31, 2010, we have estimated the reclamation costs for the El Chanate site to be approximately $4,094 if we had to reclaim the property as of that date.  Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and closure costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation for the mine site.  We reviewed the estimated present value of the El Chanate mine reclamation and closure costs as of July 31, 2010 primarily due to the addition of the new leach pad in accordance with ASC guidance for asset retirement and environmental obligations.  As of July 31, 2010, our reclamation and remediation liability was $2,373.

Contractual Obligations

Our contractual obligations as of July 31, 2010 are summarized as follows:

	Payments Due by Period
Contractual Obligations(5)(6)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Debt (1)	$4,537	$3,712	$825	$-	$-
Remediation and reclamation obligations(2)	4,094	-	-	-	4,094
Operating leases(3)	522	261	261	-	-
Derivative instruments(4)	40	40	-	-	-
	$9,193	$4,013	$1,086	$-	$4,094

(1)	Amounts represent principal ($4,400) and estimated interest payments ($137) assuming no early extinguishment.
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

(3)
Amounts represent a non-cancelable operating lease for office space in New York that commenced on September 1, 2007 and terminates on August 31, 2012. In addition to base rent, the lease calls for payment of utilities and other occupancy costs. Also, includes an operating lease for office space in Caborca, Sonora, operating lease for office space in Hermosillo, Sonora, as well as leased concessions in Saric, Sonora for exploration.

(4)	Amounts represent the net cash settlement of interest rate swap agreement with Standard Bank.
(5)
Contractual obligations do not include the net smelter return payments as this payment is linked to the gold price and cannot be reasonably estimated given variable market conditions.  As of July 31, 2010, the amount remaining in net smelter return payments due to Royal Gold was approximately $11,451.

(6)
Contractual obligations do not include Nayarit’s contractual concession payments for the exploration rights of La Estrella of (i) $100 in December 8, 2010, (ii) $100 in June 8, 2011, (iii) $175 in December 8, 2011, (iv) $175 in June 8, 2012, (v) $350 in December 8, 2012 or the concession payment for the exploration rights of the Huajicari concessions of $250 due by October 31, 2010.

While we believe that our available funds in conjunction with anticipated revenues from metal sales will be adequate to cover our cash requirements for the fiscal year ending July 31, 2011, if we encounter unexpected problems we may need to raise additional capital.  We also may need to raise additional capital for significant property acquisitions and/or exploration activities. To the extent that we need to obtain additional capital, management may raise such funds through the sale of our securities, obtain debt financing, and/or joint venturing with one or more strategic partners.  We cannot assure that adequate additional funding, if needed, will be available or on terms acceptable to us.  If we need additional capital and we are unable to obtain it from outside sources, we may be forced to reduce or curtail our operations or our anticipated exploration activities.

Recently Issued Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements contained in Item 15. Financial Statements below.

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

Deferred Financing Costs

Deferred financing costs which were included in other assets relate to costs incurred in connection with bank borrowings and are amortized over the term of the related borrowings.

Intangible Assets

Purchased intangible assets consisting of rights of way, easements, net profit interests, etc. are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the units of production method. It is our policy to assess periodically the carrying amount of our purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of intangible assets are determined in accordance with ASC guidance for intangibles. There was no impairment at July 31, 2010.

Fair Value of Financial Instruments

The carrying value of our financial instruments, including cash and cash equivalents, marketable securities, loans receivable, accrued expenses and accounts payable approximated fair value because of the short maturity of these instruments.  The carrying amount of the Company’s accounts receivable balance approximates fair value.  The carrying value of the Company’s long-term debt approximates fair value due to the variable nature of its interest rate.

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

Revenues from by-product sales, which consist of silver, are credited to Costs applicable to sales as a by-product credit. By-product sales amounted to $1,400, $1,076 and $707 for the years ended July 31, 2010, 2009 and 2008, on silver ounces sold of 80,941, 86,523 and 40,461, respectively.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Metal Price

Changes in the market price of gold significantly affects our profitability and cash flow.  Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the relative strength of the U.S. dollar and global mine production levels.

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

Market Risk Disclosures
July 31, 2010
(in thousands)

Instruments entered into for hedging purposes -

Type of Derivative	Notional Size		Fixed Price or Strike Price	Underlying Price	Termination or Expiration	Fair Value

Interest Rate Swaps	$1,969	(1)	5.30%	3 Mo. USD LIBOR	12/31/2010	$(40)

(1) The value shown reflects the notional as of July 31, 2010. Over the term of the swap, the notional amortizes, dropping to approximately $1,313.

As of July 31, 2010, the dollar value of a basis point for this interest rate swap was approximately $35, suggesting that a one-basis point rise (fall) of the yield curve would likely foster an increase (decrease) in the interest rate swaps value by approximately $35.  Because hedge accounting is applied, the contract serves to lock in a fixed rate of interest for the portion of the variable rate debt equal to the swap's notional size.  The swap covers only 75% of our variable rate exposure.

Item 8. Financial Statements and Supplementary Data.

For the Financial Statements required by Item 8 see the Financial Statements included at the end of this Annual Report on Form 10-K starting on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

As a result of a review process undertaken by the Audit Committee of the Board of Directors (the “Audit Committee”) of Capital Gold Corporation (the “Company”), on January 19, 2010, the Company notified Wolinetz, Lafazan & Company, P.C. (“Wolinetz”) that it was dismissed as the Company’s independent registered public accounting firm.  The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by Wolinetz.

The reports of Wolinetz on the Company’s financial statements for the fiscal years ended July 31, 2009 and 2008 contained no adverse opinion or disclaimer of opinion, were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended July 31, 2009 and 2008, and through January 19, 2010, there have been no disagreements with Wolinetz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of Wolinetz, would have caused Wolinetz to make reference thereto in its reports on the financial statements.

During the Company’s fiscal years ended July 31, 2009 and 2008, and through January 19, 2010, there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has engaged BDO USA, LLP (“BDO”, formerly known as BDO Seidman, LLP) as its new independent registered public accounting firm as of January 22, 2010. During the fiscal years ended July 31, 2009 and 2008, and through January 22, 2010, the Company did not consult with BDO regarding any of the matters described in Item 304(a)(2)(i) and (ii) of Regulation S-K. In deciding to select BDO, the Audit Committee reviewed auditor independence issues and existing commercial relationships with BDO and concluded that BDO has no commercial relationship with the Company that would impair its independence.

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

Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2010.  In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework, (COSO).  Based on this assessment, management has not identified any material weaknesses as of July 31, 2010.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has concluded that we did maintain effective internal control over financial reporting as of July 31, 2010, based on the criteria set forth in “Internal Control—Integrated Framework” issued by the COSO.

The effectiveness of our internal controls over financial reporting as of July 31, 2010, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2 of the Financial Statements of this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Executive Officers and Corporate Governance.

Information concerning Capital Gold’s directors, Audit Committee, Compliance with Section 16(a) of the Exchange Act; Code of Ethics and any material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors is contained in Capital Gold’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference. Information concerning Capital Gold’s executive officers is set forth below.

Name	Age	Position

Colin Sutherland	39	President, Director

Christopher M. Chipman	37	Chief Financial Officer

J. Scott Hazlitt	58	Chief Operating Officer, Director

Directors are elected at the meeting of stockholders called for that purpose and hold office until the next stockholders meeting called for that purpose or until their resignation or death.  Officers of the corporation are elected by the directors at meetings called by the directors for its purpose.

COLIN SUTHERLAND, President and  Director, has been with the company since August 2010 and is the former President and Chief Executive Officer of Nayarit Gold, Inc.  Prior to joining Nayarit, Mr. Sutherland was a Director and Chief Financial Officer of Gammon Gold Inc. ("Gammon") from 2004 to 2007, where he was involved in Gammon's growth from an exploration stage company to a producing mining company with a market capitalization of over Cdn $2 billion.  Mr. Sutherland also was a Director and Chief Financial Officer of Mexgold Resources Inc. from 2004 to 2006.  Mr. Sutherland has extensive experience in financing mineral exploration.  Mr. Sutherland is a Chartered Accountant and a graduate of Saint Francis Xavier University in Antigonish, Nova Scotia.

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

J. SCOTT HAZLITT, Chief Operating Officer and Director, has been in the mining business since 1974. Since 2001, he has been focused on development of our El Chanate concessions and  currently oversees all aspects of our operations.  He previously worked as V.P. Mine Development and worked primarily in reserves, feasibility, development and mine operations.  Mr. Hazlitt was a  field geologist for ARCO Syncrude Division at their CB oil Shale project in 1974 and 1975.  He was a contract geologist for Pioneer Uravan and others from 1975 to 1977.  He was a mine geologist for Cotter Corporation in 1978 and 1979, and was a mine geologist for ASARCO from 1979 to 1984.  He served as Vice President of Exploration for Mallon Minerals from 1984 to 1988.  From 1988 to 1992, Mr. Hazlitt was a project geologist and Mine Superintendent for the Lincoln development project.  From 1992 to 1995, he was self-employed as a consulting mining geologist in California and Nevada.   He was Mine Operations Chief Geologist for Getchell Gold from 1995 to 1999.  His work experience has included precious metals, base metals, uranium, and oil shale.  Mr. Hazlitt served as mine manager at our Hopemore Mine in Leadville, Colorado starting in November 1999.  His highest educational degree is Master of Science from Colorado State University.  He is a registered geologist in the state of California.  He is a certified professional geologist (CPG) by the American Institute of Professional Geologists, and meets the requirements of a "qualified person" under Canadian National Instrument 4-3-101.

On September 17, 2009, the Company terminated Jeffrey W. Pritchard as Executive Vice President and Secretary of the Company without cause pursuant to a restructuring of its corporate investor relations functions.  The termination was effective September 15, 2009.  Mr. Pritchard  resigned as a Director of the Company effective September 29, 2009.

  On March 11, 2010, the Company entered into an agreement with Gifford A. Dieterle , the Chief Executive Officer (“CEO”) of the Company  and Chairman of the Board, pursuant to which Dieterle resigned his position as CEO and Chairman of the Board, effective March 18, 2010.

On April 29, 2010, the Company entered into a severance agreement and general release with John Brownlie, the Company’s President and Chief Operating Officer (“COO”), pursuant to which Mr. Brownlie’s employment agreement terminated and he resigned as President and COO effective upon the consummation of the Business combination between the Company and Nayarit Gold on August 2, 2010.

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

Item 11.  Executive Compensation

Information concerning this item is contained in Capital Gold’s definitive Proxy Statement, to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.21
Collateral Agreement between the Company and Metal Recovery Solutions, LLC, dated January 25, 2010 (Incorporated by reference to Exhibit 1.1 on the Company’s Form 8-K filed with the SEC on February 1, 2010).

10.22
Business Combination Agreement, by and among the Company, Nayarit Gold Inc., John Brownlie, Colin Sutherland and Bradley Langille, dated February 10, 2010 (Incorporated by reference to Exhibit 2.1 on the Company’s Form 8-K filed with the SEC on February 11, 2010).

10.23
First Amendment to Amended and Restated Credit Agreement, by and among the Company, Standard Bank PLC, Minera Santa Rita S. de R.L. de C.V., and Oro de Altar S. de R.L. de C.V., dated June 30, 2010 (Incorporated by reference to Exhibit 10.1 on the Company’s Form 8-K filed with the SEC on July 7, 2010).

10.24	Extension between the Company and Nayarit Gold dated July 6, 2010 (Incorporated by reference to Exhibit 10.2 on the Company’s Form 8-K filed with the SEC on July 7, 2010).

10.25	Severance Agreement and Release between the Company and John Brownlie dated April 29, 2010 (Incorporated by reference to Exhibit 10.3 on the Company’s Form 8-K with the SEC on July 7, 2010).

10.26
Business Combination Agreement between the Company and Nayarit Gold Inc. dated February 10. 2010 (Incorporated by reference to Exhibit 2.1 on the Company’s Form 8-K filed with the SEC on August 5, 2010).

10.27
Amendment No. 1 to Business Combination Agreement between Capital Gold Corporation and Nayarit Gold Inc., dated April 29, 2010 (Incorporated by reference to Exhibit 2.2 on the Company’s Form 8-K filed with the SEC on August 5, 2010).

10.28	Extension Agreement dated July 6, 2010 (Incorporated by reference to Exhibit 2.3 on the Company’s Form 8-K filed with the SEC on August 5, 2010).

10.29	Executive Employment Agreement between the Company and Colin Sutherland (Incorporated by reference to Exhibit 10.1 on the Company’s Form 8-K filed with the SEC on August 5, 2010).

10.30	Form of Lock-up Agreement between the Company and certain stockholders of the Company (Incorporated by reference to Exhibit 10.2 on the Company’s Form 8-K filed with the SEC on August 5, 2010).

10.31
Agreement and Plan of Merger by and among the Company, Gammon Gold Inc., and Capital Gold AcquireCo, Inc. dated October 1, 2010 (Incorporated by reference to Exhibit 2.1 on the Company’s Form 8-K filed with the SEC on October 7, 2010).

21	Subsidiaries of Capital Gold Corporation

23.1	Consent of BDO USA, LLP, independent registered public accountants.*

23.2	Consent of Wolinetz, Lafazan & Company, P.C., independent registered public accountants.*

23.3	Consent of SRK Consulting (U.S), Inc.*

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 from the Company’s Chief Executive Officer.*

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 from the Company’s Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.*

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

CAPITAL GOLD CORPORATION

Dated: October 14, 2010	By:	/s/ Colin Sutherland
Colin Sutherland, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Colin Sutherland Colin Sutherland, President and Director (Principal Executive Officer)	October 14, 2010
/s/ Christopher M. Chipman Christopher M. Chipman, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)	October 14, 2010
/s/ Scott Hazlitt Scott Hazlitt, Chief Operating Officer and Director	October 14, 2010
/s/ Steve Cooper Steve Cooper, Chairman of the Board, Director,	October 14, 2010
/s/ John W. Cutler John W. Cutler, Director	October 14, 2010
/s/ Gary Huber Gary Huber, Director	October 14, 2010

SUPPLEMENTAL INFORMATION

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

                                         NOT APPLICABLE.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Capital Gold Corporation
New York, New York

We have audited the accompanying consolidated balance sheet of Capital Gold Corporation and Subsidiaries as of July 31, 2010 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Gold Corporation and Subsidiaries at July 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital Gold Corporation and Subsidiaries’ internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 14, 2010 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York

October 14, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Capital Gold Corporation and Subsidiaries
New York, New York

We have audited Capital Gold Corporation and Subsidiaries internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital Gold Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Capital Gold Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Capital Gold Corporation and Subsidiaries as of July 31, 2010, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended and our report dated October 14, 2010 expressed an unqualified opinion thereon.

/s/BDO USA, LLP
New York, New York

October 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Capital Gold Corporation
New York, New York

We have audited the accompanying consolidated balance sheet of Capital Gold Corporation and Subsidiaries ("the Company") as of July 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2009.  We also have audited Capital Gold Corporation and Subsidiaries' internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting".  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of  Capital Gold Corporation and Subsidiaries as of July 31, 2009, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Capital Gold Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 2 to the Consolidated Financial Statements, the consolidated balance sheet as of July 31, 2009 and consolidated statement of stockholders' equity for the years ended July 31, 2009 and 2008 have been restated.

/s/ WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
October 12, 2009 (Except for Note 2 as to which the date is October 14, 2010)

CAPITAL GOLD CORPORATION
CONSOLIDATED BALANCE SHEET (in thousands, except for share and per share amounts)

ASSETS
Current Assets:	July 31, 2010	July 31, 2009 (Restated)
Cash and Cash Equivalents (Note 3)	$12,125	$6,448
Accounts Receivable (Note 3)	-	2,027
Stockpiles and Ore on Leach Pads (Note 6)	32,896	20,024
Material and Supply Inventories (Note 5)	1,953	1,381
Marketable Securities (Note 4)	30	35
Prepaid Expenses	431	277
Other Current Assets (Note 7)	1,471	1,101
Total Current Assets	48,906	31,293

Mining Concessions (Note 10)	52	51
Property & Equipment – net (Note 8)	21,390	18,492
Intangible Assets – net (Note 9)	730	318

Other Assets:
Deferred Financing Costs (Note 16)	1,351	2,232
Deferred Tax Asset (Note 22)	-	32
Security Deposits	66	66
Total Other Assets	1,417	2,330
Total Assets	$72,495	$52,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$907	$988
Accrued Expenses (Note 21)	5,040	1,633
Derivative Contracts (Note 20)	40	193
Deferred Tax Liability (Note 22)	7,462	4,233
Current Portion of Long-term Debt (Note 16)	3,600	3,600
Total Current Liabilities	17,049	10,647

Reclamation and Remediation Liabilities (Note 12)	2,373	1,594
Other Liabilities	373	78
Non-Current Deferred Tax Liability (Note 22)	971	-
Long-Term Debt (Note 16)	800	4,400
Total Long-term Liabilities	4,517	6,072

Commitments and Contingencies (Notes 1 and 23)	-	-

Stockholders’ Equity:
Common Stock, Par Value $.0001 Per Share;
Authorized 75,000,000 shares; Issued and
Outstanding 48,768,665 and 48,463,406 shares, respectively	5	5
Additional Paid-In Capital	65,391	64,071
Accumulated Deficit	(10,095)	(22,089)
Deferred Compensation	(80)	(319)
Accumulated Other Comprehensive Income (Note 13)	(4,292)	(5,903)
Total Stockholders’ Equity	50,929	35,765
Total Liabilities and Stockholders’ Equity	$72,495	$52,484

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except for share and per share amounts)

	For The Year Ended
	July 31,
	2010	2009	2008
Revenues
Sales – Gold, net	$60,645	$42,757	$33,104
Costs and Expenses:
Costs Applicable to Sales	22,017	13,883	10,690
Depreciation and Amortization	2,939	2,041	2,350
General and Administrative	8,573	5,464	5,586
Exploration	1,616	1,600	938
Total Costs and Expenses	35,145	22,988	19,564
Income from Operations	25,500	19,769	13,540

Other Income (Expense):
Interest Income	13	43	77
Interest Expense	(1,365)	(1,575)	(2,295)
Other Income (Expense)	(129)	(313)	(95)
Loss on change in fair value of derivative	-	(1,975)	(1,356)
Total Other Income (Expense)	(1,481)	(3,820)	(3,669)

Income before Income Taxes	24,019	15,949	9,871

Income Tax Expense (Note 21)	(12,025)	(5,542)	(3,507)

Net Income	$11,994	$10,407	$6,364

Income Per Common Share
Basic	$0.25	$0.22	$0.15
Diluted	$0.25	$0.21	$0.13

Basic Weighted Average Common Shares Outstanding	48,512,828	48,315,116	43,759,999
Diluted Weighted Average Common Shares Outstanding	48,703,035	49,882,770	48,867,282

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except for share and per share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Deferred	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Compensation	Equity
Balance at July 31, 2007 (Restated)	42,042,804	$4	$54,132	$(38,860)	$121	$(52)	$15,345
Options and warrants issued for services	-	-	433	-	-	194	627
Private placement, net	5,748,545	1	7,472				7,473
Common stock issued for services provided	402,500	-	1,051			(691)	360
Net income for the year ended July 31, 2008	-	-	-	6,364	-	-	6,364
Change in fair value on interest rate swaps	-	-	-	-	(141)	-	(141)
Unrealized loss on marketable securities	-	-	-	-	(25)	-	(25)
Equity adjustment from foreign currency translation	-	-	-	-	2,504	-	2,504
Total comprehensive income	-	-	-	-	-	-	8,702
Balance at July 31, 2008 (Restated)	48,193,849	$5	$63,088	$(32,496)	$2,459	$(549)	$32,507

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except for share and per share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Deferred	Stockholders’
	Shares	Amount	capital	Deficit	Income/(Loss)	Compensation	Equity
Balance at July 31, 2008	48,193,849	$5	$63,088	$(32,496)	$2,459	$(549)	$32,507
Equity based compensation	-	-	551	-	-	230	781
Common stock issued upon the exercising of options and warrants	213,932	-	319	-	-	-	319
Issuance of restricted common stock	55,625	-	113			-	113
Net income for the year ended July 31, 2009	-	-	-	10,407	-	-	10,407
Change in fair value on interest rate swaps	-	-	-	-	23	-	23
Unrealized loss on marketable securities	-	-	-	-	(30)	-	(30)
Equity adjustment from foreign currency translation	-	-	-	-	(8,355)	-	(8,355)
Total comprehensive income	-	-	-	-	-	-	2,045
Balance at July 31, 2009 (Restated)	48,463,406	$5	$64,071	$(22,089)	$(5,903)	$(319)	$35,765

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except for share and per share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Deferred	Stockholders’
	Shares	Amount	capital	Deficit	Income/(Loss)	Compensation	Equity
Balance at July 31, 2009	48,463,406	$ 5	$64,071	$(22,089)	$(5,903)	$(319)	$ 35,765
Equity based compensation, net of forfeitures	(63,333)	-	755	-	-	239	994
Common stock issued upon the exercising of options and warrants	368,592	-	565	-	-	-	565
Net income for the year ended July 31, 2010	-	-	-	11,994	-	-	11,994
Change in fair value on interest rate swaps	-	-	-	-	153	-	153
Unrealized loss on marketable securities	-	-	-	-	(5)	-	(5)
Equity adjustment from foreign currency translation	-	-	-	-	1,463	-	1,463
Total comprehensive income	-	-	-	-	-	-	13,605
Balance at July 31, 2010	48,768,665	$ 5	$65,391	$(10,095)	$(4,292)	$(80)	$50,929

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, except for share and per share amounts)

	For The
	Year Ended
	July 31,
	2010	2009	2008
Cash Flow From Operating Activities:
Net Income	$11,994	$10,407	$6,364
Adjustments to Reconcile Net Loss to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,939	2,041	2,300
Amortization of Deferred Financing Costs	992	978	1,088
Accretion of Reclamation and Remediation	145	156	124
Loss on change in fair value of derivative	-	1,975	1,356
Equity Based Compensation	994	894	987
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	2,027	(550)	(1,477)
Increase in Prepaid Expenses	(154)	(58)	(146)
Increase in Inventory	(12,323)	(6,786)	(8,913)
Decrease (Increase) in Other Current Assets	(370)	(570)	2,055
Decrease (Increase) in Other Long-term Assets	32	538	(573)
Decrease (Increase) in Mining Reclamation Bond	-	82	(46)
Increase (Decrease) in Accounts Payable	(81)	200	171
Decrease in Derivative Liability	-	(2,689)	(1,166)
Increase (Decrease) in Reclamation and Remediation	634	(228)	-
Increase in Other Long-term Liabilities	295	16	62
Increase in Deferred Tax Liability	4,200	2,170	2,063
Increase (Decrease) in Accrued Expenses	3,407	(1,040)	2,069
Net Cash Provided By Operating Activities	14,731	7,536	6,318

Cash Flow From Investing Activities:
Decrease in Other Investments	-	-	28
Purchase of Mining, Milling and Other Property and
Equipment	(6,048)	(4,994)	(5,417)
Purchase of Intangibles	(467)	(180)	(90)
Net Cash Used in Investing Activities	(6,515)	(5,174)	(5,479)

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(in thousands, except for share and per share amounts)

	For The
	Year Ended
	July 31,
	2010	2009	2008

Cash Flow From Financing Activities:
Proceeds from Affiliate, net	$-	$6	$7
Repayments on Credit Facility	(3,600)	(4,500)	-
Proceeds From Issuance of Common Stock	565	319	7,474
Deferred Finance Costs	(113)	-	(175)
Net Cash (Used in)Provided By Financing Activities	(3,148)	(4,175)	7,306
Effect of Exchange Rate Changes	609	(2,731)	622
Increase (Decrease) In Cash and Cash Equivalents	5,677	(4,544)	8,767
Cash and Cash Equivalents - Beginning	6,448	10,992	2,225
Cash and Cash Equivalents – Ending	$12,125	$6,448	$10,992

Supplemental Cash Flow Information:
Cash Paid For Interest	$396	$647	$1,235
Cash Paid For Income Taxes	$6,669	$4,213	$1,373
Non-Cash Financing Activities:
Issuance of common stock and warrants as payment of financing costs	$-	$-	$103
Change in Fair Value of Interest Rate Swaps	$153	$23	$141
Change in Fair Value of Asset Retirement Obligation	$634	$222	$293

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(in thousands, except for per share and ounce amounts)

NOTE 1 - Basis of Presentation

Capital Gold Corporation ("Capital Gold", "the Company", "we" or "us") was incorporated in February 1982 in the State of Nevada. During March 2003, the Company's stockholders approved an amendment to the Articles of Incorporation to change its name from Leadville Mining and Milling Corp. to Capital Gold Corporation. In November 2005, the Company reincorporated in Delaware.  Capital Gold Corporation is engaged in the mining, exploration and development of gold properties in Mexico.  Our primary focus is on the operation and development of the El Chanate project, as well as the development of our Orion Project in the State of Nayarit Mexico.  All of the Company's mining activities are being performed in Mexico.

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

During the first part of calendar 2008, Royal Gold, Inc. acquired from Anglo Gold the right to receive both of the net smelter returns.  As of July 31, 2010, we have incurred approximately $5,567 with regard to the net smelter return.  In addition, in March 2009, we paid  the total $1,000 net profit interest to Royal Gold.  As of July 31, 2010, we have approximately $11,451 remaining to be incurred on the net smelter return.

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

In January 2008, pursuant to the terms of the agreement, the Company made a good faith determination and notified AngloGold that the drill indicated resources at the El Chanate gold mine exceeded the target number of ounces of contained gold. The term "drill indicated resources" is defined in the agreement.  A drill indicated resource number does not rise to the level of, and should not be considered proven and probable reserves as those terms are defined under SEC guidelines.   AngloGold had 180 days from the date of notification, or July 28, 2008, to determine whether or not it would choose to exercise the Option for the Back-In Right. On July 1, 2008, AngloGold notified the Company that it would not be exercising the Back-In Right.

NOTE 2 – PRIOR YEAR RESTATEMENT

In connection with completing the consolidated financial statements as of July 31, 2010, the Company determined that it had previously incorrectly translated the carrying value of its property and equipment as part of its consolidating procedures.  This error resulted in both an overstatement of property and equipment and accumulated other comprehensive income.  The effect of correcting the Company’s prior year financial statements is presented as follows:

Financial Statement Caption	As Previously Reported	As Corrected
Property and equipment – 7/31/09	$22,417	$18,492
Accumulated Other Comprehensive Income (Loss) – 7/31/09	$(1,978)	$(5,903)
Accumulated Other Comprehensive Income (Loss) – 7/31/08	$760	$2,459
Accumulated Other Comprehensive Income (Loss) – 7/31/07	$304	$121
Foreign currency translation adjustment – year ended 7/31/09	$(2,731)	$(8,355)
Foreign currency translation adjustment – year ended 7/31/08	$622	$2,504

        This restatement had no impact on the Company’s previously reported net income or cash flows from operations;  the Company has determined that the impact of this restatement is not material to the previously issued annual and interim unaudited consolidated financial statements using the guidance of SEC Staff Accounting Bulletin ("SAB”) No. 99 and SAB 108.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Capital Gold Corporation and its wholly owned and majority owned subsidiaries, Leadville Mining and Milling Holding Corporation, Minera Santa Rita, S.A de R.L. de C.V. (“MSR”) and Oro de Altar S. de R. L. de C.V. (“Oro”) as well as the accounts within Caborca Industrial S.A. de C.V. (“Caborca Industrial”), a Mexican corporation 100% owned by a former officer and director of the Company for mining support services. Ownership was relinquished upon their recent resignations, and as of July 31, 2010, the Company was in the process of transitioning ownership.  These services include, but are not limited to, the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at slightly above cost.  This entity is considered a variable interest entity in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") guidance for consolidation accounting.  All significant intercompany accounts and transactions are eliminated in consolidation.  Certain items in these financial statements have been reclassified to conform to the current period presentation.

The financial information in the accompanying consolidated financial statements as of the fiscal year ended July 31, 2009 and all prior periods presented has been recast so that the basis of presentation is consistent with that of the financial information as of July 31, 2010. This recast reflects a 1-for-4 reverse stock split of the Company’s common stock that became effective on January 25, 2010.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents include money market accounts.

Accounts Receivable

Accounts receivable represents amounts due but not yet received from customers upon sales of precious metals.

Marketable Securities

The Company accounts for its investments in marketable securities in accordance with ASC guidance for Investments—Debt and Equity Securities.

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

Reclamation and Remediation Costs (“Asset Retirement Obligations”)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and closure costs. The Asset Retirement Obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the Asset Retirement Obligation at its mine site in accordance with ASC guidance for asset retirement and environmental obligations.

Deferred Financing Costs

Deferred financing costs which were included in other assets relate to costs incurred in connection with bank borrowings and are amortized over the term of the related borrowings.

Intangible Assets

Purchased intangible assets consisting of rights of way, easements, net profit interests, etc. are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the units of production method. It is the Company’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with ASC guidance for intangibles. There was no impairment at July 31, 2010.

Fair Value of Financial Instruments

The carrying value of our financial instruments, including cash and cash equivalents, marketable securities, loans receivable, accrued expenses and accounts payable approximated fair value because of the short maturity of these instruments.  The carrying amount of the Company’s accounts receivable balance approximates fair value.  The carrying value of the Company’s long-term debt approximates fair value.

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

Revenues from by-product sales, which consists of silver, are credited to Costs applicable to sales as a by-product credit.  By-product sales amounted to $1,400, $1,076 and $707 for the fiscal years ended July 31, 2010, 2009 and 2008, respectively.

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

Such options and warrants may be exercisable at varying exercise prices currently ranging from $1.40 to $3.73 per share of common stock. Certain of these grants are exercisable immediately upon grant while others vest. Certain grants have vested or are vesting over a period of between three and five years. Also, certain grants contain a provision whereby they become immediately exercisable upon a change of control.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, and expected life. The estimate of the number of forfeitures considers historical employee turnover rates and expectations about the future.  The estimated per share weighted average grant-date fair values of stock options and warrants granted during the fiscal years ended July 31, 2010, 2009 and 2008 were $2.16,  $1.16 and $1.36, respectively. The fair values of the options and warrants granted were estimated based on the following weighted average assumptions:

	Year ended July 31,
	2010	2009	2008
Expected volatility	71.25% – 79.72%	69.98 – 79.72%	47.60 – 60.88%
Risk-free interest rate	1.76 – 2.48%	0.86 – 1.56%	4.61%
Expected dividend yield	-	-	-
Expected life	5 years	2 - 5 years	5.5 years
Forfeiture rate	-	-	-

Stock option and activity for employees during the fiscal years ended July 31, 2010, 2009 and 2008 are as follows (all tables in thousands, except for option, price and term data):

	Number of Options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Outstanding at July 31, 2007	625,000	$1.36	1.20	$255
Options granted*	625,000	2.52	-	-
Options exercised	(362,500)	1.28	-	-
Options expired	-	-	-	-
Outstanding at July 31, 2008	887,500	$2.20	4.00	$334
Options granted*	250,000	1.96	-	-
Options exercised	(176,432)	1.48	-	-
Options expired	(86,068)	1.40	-	-
Outstanding at July 31, 2009	875,000	$2.36	5.18	$70
Options granted*	500,000	$3.60	-	-
Options exercised	(128,638)	2.39	-	-
Options expired	(1,015,112)	2.93	-	-
Options outstanding at July 31, 2010	231,250	$2.52	4.37	$280
Options exercisable at July 31, 2010	138,750	$2.52	4.37	$168

* Issuances under 2006 Equity Incentive Plan.

Unvested stock option balances for employees at July 31, 2010, 2009 and 2008 are as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Outstanding at July 31, 2007	37,500	$1.28	1.67	$17
Options granted	625,000	2.52	-	-
Options vested	(225,000)	2.32	-	-
Unvested Options Outstanding at July 31, 2008	437,500	$2.52	4.49	$8
Options granted	250,000	1.96	-	-
Options vested	(250,000)	2.24	-	-
Unvested Options outstanding at July 31, 2009	437,500	$2.36	5.18	$35
Options granted	500,000	3.60	-	-
Options vested	(237,500)	3.23	-	-
Options expired	(607,500)	3.02	-	-
Unvested Options outstanding at July 31, 2010	92,500	$2.52	4.37	$112

Stock option and warrant activity for non-employees during the years ended July 31, 2010, 2009 and 2008 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Warrants and options outstanding at July 31, 2007	5,633,886	$1.32	1.48	$2,578
Options granted*	428,750	2.64
Options exercised	(5,388,886)	1.32	-	-
Options expired	(170,000)	1.20	-	-
Warrants and options outstanding at July 31, 2008	503,750	$2.48	3.54	$54
Options granted	350,000	2.00	-	-
Options exercised	(37,500)	1.56	-	-
Options expired	(37,500)	1.56	-	-
Warrants and options outstanding at July 31, 2009	778,750	$2.36	3.36	$73
Options granted	237,500	3.63	-	-
Warrants and options exercised	(239,954)	2.83	-	-
Options expired	(388,796)	2.16	-	-
Options outstanding at July 31, 2010	387,500	$3.02	3.97	$250
Options exercisable at July 31, 2010	220,833	$2.88	1.24	$187

* 278,750 issued under 2006 Equity Incentive Plan.

Unvested stock option balances for non-employees at July 31, 2010, 2009 and 2008 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Outstanding at July 31, 2007	-	-	-	-
Options granted	162,500	2.52	-	-
Options vested	(48,750)	2.52	-	-
Outstanding at July 31, 2008	113,750	$2.52	4.49	$3
Options granted	318,750	1.96	-	-
Options vested	(191,875)	2.04	-	-
Outstanding at July 31, 2009	240,625	$2.16	4.88	$70
Options granted	237,500	3.63	-	-
Options vested	(154,166)	3.18	-	-
Options expired	(157,292)	2.25	-	-
Unvested options outstanding at July 31, 2010	166,667	$3.21	4.32	$77

The impact on the Company’s results of operations of recording equity based compensation for the fiscal years ended July 31, 2010, 2009 and 2008, for employees and non-employees was approximately $994, $894 and $987 and reduced earnings per share by $0.02, $0.02 and $0.02 per basic and diluted share, respectively.  The Company has not recognized any tax benefit or expense for the fiscal years ended July 31, 2010, 2009 and 2008, related to these items due to the Company’s net operating losses and corresponding valuation allowance within the U.S. (See Note 22).

As of July 31, 2010 and 2009, there was approximately $217 and $792, respectively, of unrecognized equity based compensation cost related to options granted to executives and employees which have not yet vested.

Reclassifications

Certain items in these financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s results of operations, stockholders’ equity or cash flows.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and marketable securities. The Company maintains cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Accounting for Derivatives and Hedging Activities

The Company entered into two identically structured derivative contracts with Standard Bank in March 2006.  Each derivative consisted of a series of forward sales of gold and a purchase gold cap.  The Company agreed to sell a total volume of 121,927 ounces of gold forward to Standard Bank at a price of $500 per ounce on a quarterly basis during the period from March 2007 to September 2010.  The Company also agreed to a purchase gold cap on a quarterly basis during this same period and at identical volumes covering a total volume of 121,927 ounces of gold at a price of $535 per ounce.  Although these contracts were not designated as hedging derivatives, they served an economic purpose of protecting the company from the effects of a decline in gold prices.  Because they were not designated as hedges, however, special hedge accounting does not apply.  Derivative results were simply marked to market through earnings, with these effects recorded in other income or other expense, as appropriate in accordance with ASC guidance for derivatives and hedging.

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

Share-Based Payment Transactions

Effective August 1, 2009, the Company adopted a provision in accordance with ASC guidance for earnings per share (originally issued as FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”).  This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share under the two-class method. The adoption of the ASC did not have a material effect on the Company’s Consolidated Financial Statements.

Fair Value Measurements

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3. The updated guidance was effective for the Company’s interim reporting period beginning February 1, 2010, with the exception of the Level 3 disaggregation, which is effective for the fiscal years beginning August 1, 2011. The Company adopted this guidance on the Company’s consolidated financial position, results of operations and cash flows.

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

NOTE 4 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

	(in thousands)
	July 31, 2010	July 31, 2009
Marketable equity securities, at cost	$50	$50
Marketable equity securities, at fair value (See Notes 13)	$30	$35

NOTE 5 – Material and Supplies Inventories

	(in thousands)
	July 31, 2010	July 31, 2009
Materials, supplies and other	$1,953	$1,381
Total	$1,953	$1,381

NOTE 6 - Ore on Leach Pads and Inventories (“In-Process Inventory”)

	(in thousands)
	July 31, 2010	July 31, 2009
Ore on leach pads	$32,896	$20,024
Total	$32,896	$20,024

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

NOTE 7 – Other Current Assets

Other current assets consist of the following:

	(in thousands)
	July 31, 2010	July 31, 2009
Value added tax to be refunded	$891	$1,032
Note receivable – Nayarit	350	-
MRS receivable (Note 10)	210	-
Loans receivable – affiliate	15	33
Deposit	5	26
Other	-	10
Total Other Current Assets	$1,471	$1,101

NOTE 8 – Property and Equipment

Property and Equipment consist of the following:

	(in thousands)
	July 31, 2010	July 31, 2009
Process equipment and facilities	$29,038	$22,304
Mining equipment	2,180	1,853
Mineral properties	152	166
Construction in progress	165	71
Computer and office equipment	366	347
Improvements	13	13
Furniture	43	41
Total	31,957	24,795
Less: accumulated depreciation	(10,567)	(6,303)
Property and equipment, net	$21,390	$18,492

In May 2010, the Company initiated the planning and permitting on the construction of an additional leach pad.  The total capacity of this additional leach pad will be approximately 8.5 million tonnes and cost approximately $7,500.  Construction commenced in July 2010.

Depreciation expense for the fiscal years ended July 31, 2010, 2009 and 2008 was approximately $2,884, $1,998 and $1,820, respectively.

NOTE 9 - Intangible Assets

Intangible assets consist of the following:

	(in thousands)
	July 31, 2010	July 31, 2009
Water Rights	$510	$241
Reforestation fee	271	73
Mobilization Payment to Mineral Contractor	70	70
Investment in Right of Way	18	18
Total	869	402
Accumulated Amortization	(139)	(84)
Intangible assets, net	$730	$318

Purchased intangible assets consisting of rights of way, water rights, and easements, etc. are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the UOP method. It is the Company’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with ASC guidance for goodwill and other intangibles. There was no impairment at July 31, 2010.

The Right of Way, Water Rights, Reforestation Fee and the Mobilization Payment were recorded at cost and are being amortized using the units of production method.  Amortization expense for the year ended July 31, 2010, 2009 and 2008 was approximately $55, $43 and $530, respectively.

Amortization of intangibles anticipated for each of the next five years is as follows for the fiscal year ended July 31, 2011 - $63, 2012 - $56, 2013 - $54, 2014 - $61, 20105 - $55.

NOTE 10 - Mining Concessions

Mining concessions consists of the following:

	(in thousands)
	July 31, 2010	July 31, 2009
El Chanate	$49	$45
El Charro	25	25
Total	74	70
Less: accumulated amortization	(22)	(19)
Total	$52	$51

The El Chanate concessions are carried at historical cost and are being amortized using the units of production method. They were acquired in connection with the purchase of the stock of Minera Chanate (see Note 1).   Amortization expense for the years ended July 31, 2010, 2009 and 2008 was approximately $3, $8 and $8, respectively.

MSR acquired an additional mining concession – El Charro. El Charro lies within the current El Chanate property boundaries. MSR is required to pay 1 1/2% net smelter royalty in connection with the El Charro concession.

NOTE 11 – Note Receivable

On January 25, 2010, the Company entered into a Collateral Agreement (the “Collateral Agreement”) with Metal Recovery Solutions, LLC (“MRS”), a privately-held Nevada company, in which it was proposed that the Company would acquire twenty-five percent of all of the issued and outstanding equity of MRS for an aggregate investment of $2,000.

The Collateral Agreement required the Company to promptly pay $500 to MRS, with the Company’s intention to invest the remaining $1,500 being set forth in a letter of intent (the “LOI”) entered into on January 25, 2010, the material terms of which are non-binding. The Company’s obligation to invest the remaining $1,500 would only arise if the Company and MRS signed a definitive Investment Agreement (the “Investment Agreement”) pursuant to which it is contemplated that such remaining funds will be invested in stages, according to milestones that MRS was expected to reach in the deployment of a gold recovery technology pilot program at the Company’s El Chanate mine.

The consummation of the Investment Agreement was contingent upon MRS meeting certain requirements, including requirements with respect to its budget, business plan, securing the employment of its founders and securing rights to certain technology. In the event that the Investment Agreement would not be consummated, the Collateral Agreement provides that the $500 payment to MRS be repaid with interest (the “MRS Repayment”). Such repayment was secured by cash flows from MRS’s Consulting / Services Agreement with a third-party gold mining company, the expected value of which was $1,275 to MRS.  The Investment Agreement was also subject to final approval by the Board of Directors of the Company and the managers of MRS.

On March 25, 2010, the Company elected not to pursue the implementation of the MRS technology at its El Chanate mine.  Accordingly, the Company demanded repayment of the amounts paid to MRS in accordance with the letter agreement between MRS and the Company.  On May 12, 2010, the parties agreed to reduce the MRS Repayment to $450 and the Company is currently receiving repayment based on the original Collateral Agreement. The Company recorded the remaining receivable amount of $210 as of July 31, 2010 as an Other Current Asset (See Note 7).

NOTE 12 - Reclamations and Remediation Liabilities (“Asset Retirement Obligations”)

The Company includes environmental and reclamation costs on an ongoing basis, in our internal revenue and cost projections.  No assurance can be given that environmental regulations will not be changed in a manner that would adversely affect the Company’s planned operations.  As of July 31, 2010, we estimated the reclamation costs for the El Chanate site to be approximately $4,094.  Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs.  The Asset Retirement Obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the Asset Retirement Obligation at each mine site.  The Company reviewed the estimated present value of the El Chanate mine reclamation and closure costs as of July 31, 2010.  As of July 31, 2010 and 2009, approximately $2,373 and $1,594, respectively, was accrued for reclamation obligations relating to mineral properties in accordance with ASC guidance for asset retirement and environmental obligations.

The following is a reconciliation of the liability for long-term Asset Retirement Obligations for the years ended July 31, 2010 and 2009:

(in thousands)
Balance as of July 31, 2008	$1,666
Additions, changes in estimates and other	(184)
Liabilities settled	(44)
Accretion expense	156
Balance as of July 31, 2009	$1,594
Additions, changes in estimates and other	634
Accretion expense	145
Balance as of July 31, 2010	$2,373

NOTE 13 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) consists of foreign translation gains and losses, unrealized gains and losses on marketable securities and fair value changes on derivative instruments and is summarized as follows:

	Foreign currency items	Unrealized gain (loss) on securities	Change in fair value on interest rate swaps	Accumulated other comprehensive income
Balance as of July 31, 2007	$(124)	$40	$205	$121
Income (loss)	2,504	(25)	(141)	2,338
Balance as of July 31, 2008	2,380	15	64	2,459
Income (loss)	(8,355)	(30)	23	(8,362)
Balance as of July 31, 2009	$(5,975)	$(15)	$87	$(5,903)
Income (loss)	1,463	(5)	153	1,611
Balance as of July 31, 2010	$(4,512)	$(20)	$240	$(4,292)

The Company has not recognized any income tax benefit or expense associated with other comprehensive income items for the years ended July 31, 2010, 2009 and 2008.

NOTE 14 - Related Party Transactions

In August 2002, the Company purchased marketable equity securities of a related company. The Company recorded approximately $7, $6 and $6 in expense reimbursements including office rent from this entity for the years ended July 31, 2010, 2009 and 2008, respectively.

The Company utilizes a Mexican Corporation, Caborca Industrial, for mining services. Caborca Industrial was 100% owned by the Company’s former Chief Executive Officer and another former officer of the Company. Ownership was relinquished upon their recent resignations, and as of July 31, 2010, the Company was in the process of transitioning ownership. These services include but are not limited to the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at slightly above cost. Mining expenses charged by Caborca Industrial and eliminated upon consolidation amounted to approximately $5,807, $4,767 and $3,775 for the year ended July 31, 2010, 2009 and 2008, respectively.

The Company incurred approximately $7, $15 and $7 for the years ended July 31, 2010, 2009 and 2008, respectively, for services provided related to marketing materials. The firm providing the services is owned and operated by relatives of the Company’s former President and COO, John Brownlie.

During the years ended July 31, 2010, 2009 and 2008, the Company paid Jack Everett, its former Vice President Exploration and Director, consulting fees of $0, $0 and $100, respectively.  During the years ended July 31, 2010, 2009 and 2008, the Company paid Robert Roningen, a former director, legal and consulting fees of $28, $8 and $35, respectively.

NOTE 15 - Stockholders' Equity

Common Stock

At various stages in the Company’s development, shares of the Company’s common stock have been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of services provided or property received.

The Company issued 287,500 shares of common stock and 3,150,000 common stock purchase warrants to Standard Bank as part of a commitment fee to entering into the credit facility on August 15, 2006, with its wholly-owned subsidiaries MSR and Oro.  The Company recorded the issuance of the 287,500 shares of common stock and 3,150,000 warrants as deferred financing costs of approximately $351 and $3,314, respectively, on the Company's balance sheet. The issuance of 287,500 shares was recorded at the fair market value of the Company's common stock at the closing date or $1.22 per share.  The warrants were valued at approximately $3,314 using the Black-Scholes option pricing model and were reflected as deferred financing costs on the Company’s balance sheet.

On July 17, 2008, the Company closed in escrow pending execution of Mexican collateral documents and certain other ministerial matters an Amended And Restated Credit Agreement (the “Credit Agreement”) involving our wholly-owned Mexican subsidiaries Minera Santa Rita S. de R.L. de C.V. (“MSR”) and Oro de Altar S. de R.L. de C.V. (“Oro”), as borrowers (“Borrowers”), the Company, as guarantor, and Standard Bank, as the lender. Pursuant to the Credit Agreement, the Company agreed to issue to Standard Bank a two year warrant to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $3.40 per share.  The warrants were valued at approximately $103 using the Black-Scholes option pricing model and were reflected as deferred financing costs on the Company’s balance sheet as of July 31, 2008 .  The grant date fair value of each stock warrant was $0.68.

The balance of deferred financing costs related to these warrants, net of amortization, as of July 31, 2010 and 2009 was approximately $1,004 and $1,808.  Amortization expense for the years ended July 31, 2010, 2009 and 2008, was approximately $803, $803, and $930, respectively.

Recapitalization

In February 2007, the Company's Certificate of Incorporation was amended to increase the Company's authorized shares of capital stock from 50,000,000 to 62,500,000 shares.  In January 2008, the Company amended its Certificate of Incorporation to increase the Company’s authorized shares of capital stock from 62,500,000 to 75,000,000 shares.

Reverse Stock Split

In September 2008, our Board of Directors (the "Board") recommended to our stockholders a proposal to effect a reverse stock split of all outstanding shares of our Common Stock in an amount which our Board of Directors deemed appropriate to result in a sustained per share market price above $2.00 per share, to be at a ratio of not less than one-for-four and not more than one-for-six (the "Reverse Stock Split").  In conjunction with the Reverse Stock Split, our Board approved and recommended to our stockholders a proposal to effect a reduction in the number of shares of Common Stock authorized for issuance and an increase in the par value thereof in proportion to the Reverse Stock Split.  Our stockholders subsequently approved the reverse stock split in October 2008.

On January 25, 2010, the Company announced that, to meet minimum share price requirements in connection with its NYSE Euronext listing, it effected a reverse stock split, with every four (4) shares of common stock of the Company issued and outstanding being converted into one (1) share of common stock. As noted above, the reverse split was originally approved by shareholders at the Annual Shareholders Meeting held on October 31, 2008 and subsequently ratified by shareholders at the recent Annual Shareholders Meeting held on January 19, 2010.    No fractional common shares were issued in connection with the reverse split. A holder of common shares, who otherwise would have been entitled to receive a fractional share as a result of the reverse split, received an amount in cash equal to the dollar amount multiplied by such fractional entitlement.

On February 1, 2010, the securities of Capital Gold Corporation were approved by the NYSE EURONEXT LLC (the “Exchange”) for listing and registration.

Restricted Shares

On December 20, 2007, at the recommendation of the Compensation Committee of the Board of Directors, the Company’s executive officers, directors and employees were granted 273,750 restricted shares under our 2006 Equity Incentive Plan (the “Plan”).   The restricted shares granted vest equally over three years from the date of grant.  The fair value of the Company’s stock was $2.52 on the date of grant resulting in the Company recording approximately $691 in deferred compensation cost.  For the years ended July 31, 2010, 2009 and 2008, the Company has recorded approximately $112, $230, and $194 in equity compensation expense upon the vesting of a portion of restricted shares each period, respectively.

On July 17, 2008, at the recommendation of the Compensation Committee of the Board of Directors, the Company’s executive officers and directors were granted 128,750 shares under our 2006 Equity Incentive Plan. The restricted shares granted vested immediately.  The fair value of the Company’s stock was $2.80 on the date of grant resulting in the Company recording approximately $360 in stock based compensation expense.

During the year ended July 31, 2009, the Company issued 55,625 restricted shares to employees  under its 2006 Equity Incentive Plan. The restricted shares granted vested immediately.  The fair value of the Company’s stock ranged from $1.36 to $2.08 on the date of grant resulting in the Company recording approximately $113 in stock based compensation expense.

In 2010, as part of the settlement agreement with the Company’s former Executive Vice-President, upon his termination without cause, the unvested portion of a previous restricted share grant of 41,667 shares was forfeited. As part of the severance agreement with the Company’s former Chief Executive Officer, the unvested portion of a previous restricted share grant of 20,833 shares was forfeited. An additional 833 shares, the unvested portion of a previous restricted share grant, was forfeited by a former employee of the Company. For the year ended July 31, 2010, the Company recorded adjustments to additional paid in capital and deferred compensation costs totaling approximately $127 related to these forfeitures.

Warrants and Options

The fair value of each warrant and option award is estimated on the date of grant using a Black-Scholes option valuation model.  The Company issues warrants and options to purchase common stock with an exercise price of no less than fair market value of the underlying stock at the date of grant.

On August 13, 2007, the Company issued two year options to purchase the Company’s common stock at an exercise price ranging from $1.72 to $2.00 per share to outside parties for services provided.  These options are for the purchase of 116,250 shares and were issued under the 2006 Equity-Incentive Plan.  The Company utilized the Black-Scholes Method to fair value these options and recorded approximately $58 as stock based compensation expense.  The average grant date fair value of each stock option was $0.48 with an exercise price of no less than fair market value of the underlying stock at the date of grant.

On December 20, 2007,  at the recommendation of the Compensation Committee of the Board of Directors, the Company’s executive officers, directors and employees, Gifford Dieterle, John Brownlie, Christopher Chipman, Jeffrey Pritchard, Scott Hazlitt, Ian Shaw, John Postle, Mark Nesbitt, Roger Newell, Robert Roningen, and employees were granted 125,000, 125,000, 125,000, 125,000, 87,500, 37,500, 37,500, 37,500, 25,000, 25,000 and 37,500 stock options, respectively, aggregating 787,500 stock options under our 2006 Equity Incentive Plan. The stock options have a term of seven years and vest as follows: 20% vested upon issuance and the balance vest 20% annually thereafter. The exercise price of the stock options is $2.52 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  The Company utilized the Black-Scholes method to fair value the 787,500 options received by these individuals totaling $1,060.  For the fiscal years ended July 31, 2010, 2009 and 2008, the Company recorded approximately $113, $205 and $375 in stock based compensation expense on the vested portion of these stock options, respectively. The grant date fair value of each stock option was $1.36.

On November 1, 2008, the Company issued stock options with a two year term to purchase the Company’s common stock at an exercise price of $2.60 per share to an investor relations firm for services provided.  These options were for the purchase of 25,000 shares.  The Company utilized the Black-Scholes Method to fair value the 25,000 options received by this firm and recorded approximately $6 as stock based compensation expense.  The grant date fair value of each stock option was $0.24.

On December 3, 2008, the Company issued stock options with a two year term to purchase the Company’s common stock at an exercise price of $1.40 per share to its then securities counsel.  These options were for the purchase of 6,250 shares.  The Company utilized the Black-Scholes Method to fair value the 6,250 options received by these individuals and recorded approximately $4 as equity based compensation expense.  The grant date fair value of each stock option was $0.64.

On January 20, 2009, at the recommendation of the Compensation Committee and on the approval by the Board of Directors, the Company’s executive officers and directors were granted 568,750 stock options under our 2006 Equity Incentive Plan as incentive compensation. The stock options were awarded as follows:  Gifford Dieterle – 125,000, John Brownlie – 125,000, Jeffrey Pritchard – 125,000, Christopher Chipman – 62,500, Scott Hazlitt – 62,500, Ian Shaw – 18,750, John Postle – 12,500, Mark T. Nesbitt – 12,500, Roger Newell -12,500 and Robert Roningen – 12,500.  The stock options have a term of five years and vest as follows: one-third vested upon issuance and the balance vest on a one-third basis annually thereafter. The exercise price of the stock options is $1.96 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  The Company utilized the Black-Scholes method to fair value the 568,750 options received by these individuals totaling $647.  For the fiscal years ended July 31, 2010, 2009 and 2008, the Company recorded approximately $124, $335 and $0 in equity compensation expense on the vested portion of these stock options, respectively.  The grant date fair value of each stock option was $1.16.

On January 19, 2010, at the recommendation of the Compensation Committee of the Board of Directors, the Company’s Board of Directors approved the issuance of 500,000, 50,000, 50,000, 50,000 and 37,500 options to John Brownlie, Leonard J. Sojka, John Cutler, Stephen Cooper and Trey Wasser, respectively, aggregating 687,500 stock options under our 2006 Equity Incentive Plan. The stock options for John Brownlie and Trey Wasser have a term of five years and vest as follows: one-third vested upon issuance and the balance vests on a one-third basis annually thereafter. The stock options for Leonard J. Sojka, John Cutler, and Stephen Cooper have a term of five years and vest 25,000 on January 19, 2010, 12,500 on January 19, 2011 and 12,500 on January 19, 2012.  The exercise price of the stock options is $3.60 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  The Company utilized the Black-Scholes method to fair value the 687,500 options received by these individuals totaling $1,486.  For the year ended July 31, 2010 the Company recorded approximately $592 in equity compensation expense on the vested portion of these stock options, respectively. The grant date fair value of each stock option was $2.16.

On July 26, 2010, at the recommendation of the Compensation Committee of the Board of Directors, the Company’s Board of Directors approved the issuance of 25,000 and 25,000 options to Christopher Chipman and Scott Hazlitt, respectively, aggregating 50,000 stock options under our 2006 Equity Incentive Plan. The stock options have a term of five years and vest as follows: 50% vested upon issuance and the balance vests 25% annually thereafter. The exercise price of the stock options is $3.73 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  The Company utilized the Black-Scholes method to fair value the 50,000 options received by these individuals totaling $105.  For the year ended July 31, 2010 the Company recorded approximately $53 in equity compensation expense on the vested portion of these stock options, respectively. The grant date fair value of each stock option was $2.10.

The Company received proceeds of approximately $565, $319 and $7,474 during the years ended July 31, 2010, 2009 and 2008, from the exercising of an aggregate of 181,250, 213,932 and 5,748,544 of warrants and options, respectively, issued to investors in past private placements, to officers and directors as well as to outside parties for services rendered.  The Company also issued 187,342 shares upon the cashless exercising of options during the year ended July 31, 2010.

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

Information regarding the employee and non-employee options approved by the Compensation Committee under the Equity Incentive Plan for the fiscal years ended July 31, 2010, 2009 and 2008 is summarized below:
	2010			2009			2008
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding beginning at year	1,503,750	$1.40-2.60	$2.24	1,166,250	$1.44-1.80	$1.52	262,500	$1.44-1.80	$1.52
Granted	737,500	3.60-3.73	$3.61	600,000	1.40-2.60	$2.00	903,750	1.52-2.52	$2.44
Canceled	(1,403,908)	-	-	(86,068)	-	-	-	-	-
Exercised	(218,592)	-	-	(176,432)	-	-	-	-	-
Outstanding end of year	618,750	$1.96-3.73	$2.84	1,503,750	$1.40-2.60	$2.24	1,166,250	$1.44-2.52	$2.24
Exercisable	359,583	$1.96-3.73	$2.74	975,625	$1.40-2.60	$2.40	840,000	$1.44-2.52	$2.16
Weighted average remaining contractual life (years)	4-5 years	-	-	4-5 years	-	-	5-6 years	-	-
Available for future grants	2,819,766	-	-	150,625	-	-	806,250	-	-

NOTE 16 - Debt

Long term debt consists of the following:	(in thousands)

	July 31, 2010	July 31, 2009

Total long-term debt	$4,400	$8,000

Less current portion	(3,600)	(3,600)

Long-term debt	$800	$4,400

In September 2008, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) involving our wholly owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), the Company, as guarantor, and Standard Bank, as the lender. The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006 (the “Original Agreement”).  Under the Original Agreement, MSR and Oro borrowed money in an aggregate principal amount of up to US$12,500 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico.  The Company guaranteed the repayment of the Term Loan and the performance of the obligations under the Credit Agreement.  As of July 31, 2010 and 2009, the accrued interest on this facility was approximately $11 and $21, respectively.

The Credit Agreement also established a new senior secured revolving credit facility that permits the Borrowers to borrow up to $5,000 during the one year period after the closing of the Credit Agreement.  Term Loan principal shall be repaid quarterly commencing on September 30, 2008 and consists of four payments in the amount of $1,125, followed by eight payments in the amount of $900 and two final payments in the amount of $400.  There is no prepayment fee.  There was no amount outstanding on the revolving credit facility as of July 31, 2010.  Principal under the Term Loan and the credit facility shall bear interest at a rate per annum equal to the LIBO Rate plus 2.5% and 2.0% per annum, respectively.

The Credit Facility contains covenants customary for a term note, including but not limited to restrictions (subject to certain exceptions) on incurring additional debt, creating liens on its property, declaring or paying dividends, disposing of any assets, merging with other companies and making any investments.  The Company is required to meet and maintain certain financial covenants, including (i) a ratio of current assets to current liabilities at all times greater than or equal to 1.20:1.00, (ii) a quarterly minimum tangible net worth at all times of at least U.S. $30,000, (iii) maintain a ratio of  debt to cash flow from operations of no greater than 2.50:1.00, and (iv) a quarterly average minimum liquidity of U.S. $500.  In addition, the Credit Agreement restricts, among other things, the Company’s ability to incur additional debt, create liens on its property, dispose of any assets, merge with other companies, enter into hedge agreements, organize or invest in subsidiaries or make any investments above a certain dollar limit.  A failure to comply with the restrictions contained in the Credit Agreement could lead to an event of default thereunder which could result in an acceleration of such indebtedness. As a condition to closing the Nayarit Business Combination, the Company obtained the consent of Standard Bank.

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

On June 30, 2010, Capital Gold Corporation (“Capital Gold” or the “Company”) entered into the First Amendment to the Amended and Restated Credit Agreement (the “Amendment”) by and among our wholly-owned Mexican subsidiaries Minera Santa Rita S. de R.L. de C.V. and Oro de Altar S. de R.L. de C.V., as borrowers (“Borrowers”), the Company, as guarantor, and Standard Bank PLC (“Standard Bank”), as the lender.  The Amendment amends the Amended and Restated Credit Agreement between the parties entered into on September 18, 2008 with retroactive effect from July 17, 2008 (the “Credit Agreement”), which amended and restated the Credit Agreement between the parties dated August 15, 2006.  The Credit Agreement provided for a senior secured term credit facility in the aggregate amount of $12,500 (the “Term Facility”) and provided for a senior secured revolving credit facility in the aggregate principal amount of $5,000 (the “Revolving Facility”).   Capital Gold guarantees all obligations of the Borrowers under the Term Facility and the Revolving Facility. The material amendments to the Credit Agreement contained in the Amendment are as follows:

The Amendment increases the Revolving Facility to $7,500.  The Revolving Facility is available for a two-year period commencing June 30, 2010.  The Borrowers may request a borrowing of the Revolving Facility from time to time, provided that each borrowing shall be in a minimum aggregate amount of $500.  All amounts due under the Revolving Facility, including all accrued interest and other amounts described in the Credit Agreement, shall be due and payable on June 30, 3012.

Amounts borrowed under the Term Facility and the Revolving Facility bear interest at a rate per annum equal to the LIBO Rate, as defined in the Credit Agreement, for the applicable interest period plus the applicable margin.  The applicable margin for the Revolving Facility was increased in the Amendment to 3.0% per annum.

As of July 31, 2010, the Company was in compliance with all debt covenants and default provisions.  The accounts of Caborca Industrial are not subject to the debt covenants and default provisions.

In March 2006, the Company entered into a gold price protection arrangement to protect it against future fluctuations in the price of gold and interest rate swap agreements in October 2006 in accordance with the terms of the credit arrangements with Standard Bank (See Note 20 for more details on these transactions).

Future principal payments on the term loan are as follows (in thousands):

Fiscal Years Ending July 31,

2011	$3,600
2012	800
$4,400

NOTE 17 – Mining, Engineering and Supply Contracts

In early December 2005, the Company’s wholly-owned Mexican subsidiary, MSR, which holds the rights to develop and mine El Chanate Project, entered into a Mining Contract with a Mexican mining contractor, Sinergia Obras Civiles y Mineras, S.A. de C.V, ("Sinergia").

Pursuant to the Mining Contract, Sinergia, using its own equipment, generally is performing all of the mining work (other than crushing) at the El Chanate Project.  Sinergia’s mining rates are subject to escalation on an annual basis.  This escalation is tied to the percentage escalation in Sinergia’s costs for various parts for its equipment, interest rates and labor.  One of the principals of Sinergia is one of the former principals of FG.  FG was the Company’s former joint venture partner.

NOTE 18 - Employee and Consulting Agreements

Employment Agreements

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

On July 17, 2008, at the recommendation of the Compensation Committee of our Board of Directors, the Company’s executive officers were awarded salary increases effective August 1, 2008. The new salaries were as follows: Gifford A. Dieterle, President, Treasurer and Chairman of the Board, $288; John Brownlie, Chief Operating Officer, $259; Christopher Chipman, Chief Financial Officer, $201 (consulting fee); Jeffrey W. Pritchard, Vice President - Investor Relations and Secretary, $224; and J. Scott Hazlitt, Vice President - Mine Development, $155.

On October 28, 2008, the Company entered into an Engagement Agreement with John Brownlie, our Chief Operating Officer.  The agreement supersedes a May 12, 2006 employment agreement between us and Mr. Brownlie.  Pursuant to the Engagement Agreement, Mr. Brownlie serves as our Chief Operating Officer and receives a base annual fee of at least $259 and is entitled to annual bonuses.  The Engagement Agreement runs through August 31, 2009, and automatically renews thereafter for additional one year periods unless terminated by either party within 30 days of a renewal date. We can terminate the agreement for cause or upon 30 days notice without cause. Mr. Brownlie can terminate the agreement upon 60 days notice without cause or, if there is a breach of the agreement by us that is not timely cured, upon 30 days notice. In the event that we terminate him without cause or he terminates due to our breach, he will be entitled to certain severance payments. We previously entered into a change of control agreement with Mr. Brownlie similar to the agreements entered into with our other executive officers.

On November 1, 2008, the Company entered into an Amended and Restated Engagement Agreement with J. Scott Hazlitt, our Vice President Mine Development.  The agreement supersedes a January 1, 2007 employment agreement between us and Mr. Hazlitt.  Pursuant to the Engagement Agreement, as amended, Mr. Hazlitt serves as our Vice President Mine Development and receives a base annual fee of at least $155 and is entitled to annual bonuses.  The Engagement Agreement runs through August 31, 2009, and automatically renews thereafter for additional one year periods unless terminated by either party within 30 days of a renewal date. The Company can terminate the agreement for cause or upon 30 days notice without cause. Mr. Hazlitt can terminate the agreement upon 60 days notice without cause or, if there is a breach of the agreement by us that is not timely cured, upon 30 days notice. In the event that the Company terminates him without cause or he terminates due to our breach, he will be entitled to certain termination payments. The Company previously entered into a change of control agreement with Mr. Hazlitt similar to the agreements entered into with our other executive officers.

On January 20, 2009, at the recommendation of the Compensation Committee and upon approval by the Board of Directors, effective as of January 1, 2009, the Company entered into (i) amended and restated employment agreements with Gifford Dieterle, President and Treasurer, and Jeffrey Pritchard, Executive Vice President and (ii) amended and restated engagement agreements with Christopher Chipman, Chief Financial Officer, John Brownlie, Chief Operating Officer, and J. Scott Hazlitt, Vice President of Mine Development (collectively, the “Amended Agreements”).

On January 19, 2010, the Compensation Committee of the Board of Directors of the Company approved a new employment agreement (the “Agreement”) for John Brownlie, the Company’s President, Chief Operating Officer and a Director of the Company. The term of the agreement is for three years commencing January 19, 2010, and will automatically extend for consecutive one-year terms unless Mr. Brownlie or the Company notifies the other party that it does not wish to extend the Agreement. The Agreement provided for an initial base salary to Mr. Brownlie of $275 plus an immediate payment of $375 for reaching certain milestones. The Agreement provided for an additional payment upon the accomplishment of other goals. The Agreement also granted Mr. Brownlie 500,000 stock options.  The exercise price of the stock options is $3.60 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  The Company utilized the Black-Scholes method to fair value the 500,000 options.  For the year ended July 31, 2010, the Company recorded approximately $360 in equity compensation expense on the vested portion of these stock options.  The grant date fair value of each stock option was $2.16.  The stock options have a term of five years and vest as follows: one-third vested upon issuance and the balance vests on a one-third basis annually thereafter.

On March 18, 2010, at the recommendation of the Compensation Committee and upon approval by the Board of Directors, effective January 19, 2010, the Company entered into amended and restated engagement agreements with Christopher Chipman, Chief Financial Officer, and J. Scott Hazlitt, Vice President of Mine Development. The new salaries were as follows: Christopher Chipman, Chief Financial Officer, $225 and J. Scott Hazlitt, Vice President of Mine Development, $175.

On July 1, 2010, at the recommendation of the Compensation Committee and upon approval by the Board of Directors, the Company entered into an amended and restated engagement agreement with J. Scott Hazlitt, in connection with his promotion from Vice President of Mine Development to Chief Operating Officer. Mr. Hazlitt’s salary was increased to $200 in connection with his promotion.

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

In conjunction with the employment agreements, the Company’s board of directors deeming it essential to the best interests of its stockholders to foster the continuous engagement of key management personnel and recognizing that, as is the case with many publicly held corporations, a change of control might occur and that such possibility, and the uncertainty and questions which it might raise among management, might result in the departure or distraction of management personnel to the detriment of the company and its stockholders, determined to reinforce and encourage the continued attention and dedication of members of the Company’s management to their engagement without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control of the company, it entered into identical agreements regarding change in control with the executives.  Each of the agreements regarding change in control continues through December 31, 2011 and automatically to the third anniversary thereof unless the Company gives notice to the executive prior to the date of such extension that the agreement term will not be extended. Notwithstanding the foregoing, if a change in control occurs during the term of the agreements, the term of the agreements will continue through the second anniversary of the date on which the change in control occurred.  Each of the agreements entitles the executive to change of control benefits, as defined in the agreements and summarized below, upon his termination of employment with the Company during a potential change in control, as defined in the agreements, or after a change in control, as defined in the agreements, when his termination is caused (1) by the Company for any reason other than permanent disability or cause, as defined in the agreement (2) by the executive for good reason as defined in the agreements or, (3) by the executive for any reason during the 30 day period commencing on the first date which is six months after the date of the change in control.  Each executive would receive a lump sum cash payment of three times his base salary and three times his bonus award from the prior year, as well as outplacement benefits.  Each agreement also provides that the executive is entitled to a payment to make him whole for any federal excise tax imposed on change of control or severance payments received by him.

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

Severance Agreements

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

On March 11, 2010, the Company entered into an agreement with Gifford A. Dieterle , the Chief Executive Officer (“CEO”) of the Company  and Chairman of the Board, pursuant to which Mr. Dieterle resigned his position as CEO and Chairman of the Board, effective March 18, 2010. Pursuant to the agreement, Mr. Dieterle received lump sum payments totaling approximately $376 in September 2010, and additional payments totaling approximately $288 will be due in 2011. In addition, Mr. Dieterle is due an issuance of $100 in shares of the Company's common stock, initially proposed to be received in September 2010.  The number of common shares to be issued was determined by dividing $100 by the volume weighted average closing sale price for the 10 trading days prior to September 18, 2010 on NYSE EURONEXT.  The Toronto Stock Exchange (“TSX”) provided conditional approval for this issuance provided no more than 27,000 common shares were to be issued without additional written consent of TSX.  TSX provided this additional written consent on October 4, 2010 to allow the issuance of an additional 1,571 shares, for a total of 28,571 shares pursuant to the severance agreement.  The shares were issued, accordingly, on October 4, 2010.

On April 29, 2010, the Company entered into a severance agreement and general release with John Brownlie, the Company’s President and Chief Operating Officer (“COO”), pursuant to which Mr. Brownlie’s employment agreement terminated and he resigned as President and COO effective upon the consummation of the Business combination between the Company and Nayarit Gold on August 2, 2010.  Pursuant to the Severance Agreement, Mr. Brownlie is entitled to severance payments in the aggregate amount of approximately $1,388, payable over a six month period beginning June 2010; along with an additional $375 associated with the closing of the business combination agreement with Nayarit.  As of July 31, 2010, we have paid approximately $753.

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

	Fair Value at July 31, 2010 (in thousands)
Assets:	Total	Level 1	Level 2	Level 3
Cash equivalents	$2,798	$2,798	$-	$-
Marketable securities	30	30	-	-
	$2,828	$2,828	$-	$-
Liabilities:
Interest rate swap	40	-	40	-
	$40	$-	$40	$-

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

NOTE 20 - Sales Contracts, Commodity and Financial Instruments

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

Prior to unwinding these arrangements, the volume of these derivative positions represented about 44% and 86% of sales during the years ended July 31, 2009 and 2008, respectively, such that these derivative positions mitigate the Company’s gold price risk, rather than eliminate or reverse the natural exposure of the Company.

In accordance with ASC guidance for derivatives and hedging, these contracts must be carried on the balance sheet at their fair value.  The Company records these changes in fair value and any cash settlements within Other Income or Expense. The contracts were not designated as hedging derivatives, and therefore special hedge accounting is not applied.

The following is a reconciliation of the derivative contracts regarding the Company’s Gold Price Protection agreement:

(in thousands)
Liability balance as of July 31, 2008	$738
Loss on change in fair value of derivative	1,975
Net cash settlements	(2,713)
Liability balance as of July 31, 2009	$-
Loss on change in fair value of derivative	-
Net cash settlements	-
Liability balance as of July 31, 2010	$-

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

The following is a reconciliation of the derivative contract regarding the Company’s Interest Rate Swap agreement:

(in thousands)
Liability balance as of July 31, 2008	$192
Change in fair value of swap agreement	130
Interest expense (income)	50
Net cash settlements	(179)
Liability balance as of July 31, 2009	$193
Change in fair value of swap agreement	27
Interest expense (income)	-
Net cash settlements	(180)
Liability balance as of July 31, 2010	$40

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

The Effect of Derivative Instruments on the Statement of Financial Performance (in thousands):

Quarter Ended	Derivatives in Cash Flow Hedging Relationships	Effective Results Recognized in OCI	Location of Results Reclassifed from AOCI to Earnings	Amount Reclassified from AOCI to Income	Ineffective Results Recognized in Earnings	Location of Ineffective Results
7/31/08	Interest Rate contracts	$ 19	Interest Income (Expense)	(49)	-	N/A
10/31/08	Interest Rate contracts	$ (38)	Interest Income (Expense)	(38)	-	N/A
1/31/09	Interest Rate contracts	$ (95)	Interest Income (Expense)	(35)	-	N/A
4/30/09	Interest Rate contracts	$ (16)	Interest Income (Expense)	(55)	-	N/A
7/31/09	Interest Rate contracts	$ (19)	Interest Income (Expense)	(55)	-	N/A
10/31/09	Interest Rate contracts	$ (16)	Interest Income (Expense)	(53)	-	N/A
1/31/10	Interest Rate contracts	$ (8)	Interest Income (Expense)	(48)	-	N/A
4/30/10	Interest Rate contracts	$ (1)	Interest Income (Expense)	(38)	-	N/A
7/31/10	Interest Rate contracts	$ (2)	Interest Income (Expense)	(30)	-	N/A

Quarter Ended	Derivatives Not Designated in Hedging Relationships	Location of Results	Amount of Gain (Loss)
7/31/08	Gold contracts	Other Income (Expense)	$ (319)
10/31/08	Gold contracts	Other Income (Expense)	$ (304)
1/31/09	Gold contracts	Other Income (Expense)	$ (274)
4/30/09	Gold contracts	Other Income (Expense)	$ -
7/31/09	Gold contracts	Other Income (Expense)	$ -
10/31/09	Gold contracts	Other Income (Expense)	$ -
1/31/10	Gold contracts	Other Income (Expense)	$ -
4/30/10	Gold contracts	Other Income (Expense)	$ -
7/31/10	Gold contracts	Other Income (Expense)	$ -

Fair Value of Derivative Instruments in a Statement of Financial Position and the Effect of Derivative Instruments on the Statement of Financial Performance (in thousands):

	Liability Derivatives
July 31, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Other Liabilities	$192
Derivatives designated as non-hedging instruments
Gold derivatives	Other Liabilities	$738

	Liability Derivatives
October 31, 2008	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$199
Derivatives designated as non- hedging instruments
Gold derivatives	Current Liabilities	$734

	Liability Derivatives
January 31, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$268
Derivatives designated as non-hedging instruments
Gold derivatives	Current Liabilities	$719

	Liability Derivatives
April 30, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$228

	Liability Derivatives
July 31, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$193

	Liability Derivatives
October 31, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$154
Derivatives designated as non- hedging instruments

	Liability Derivatives
January 31, 2010	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$112
Derivatives designated as non-hedging instruments

	Liability Derivatives
April 30, 2010	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$72

	Liability Derivatives
July 31, 2010	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$40

NOTE 21 – Accrued Expenses

Accrued expenses consist of the following:

	July 31, 2010	July 31, 2009
Net smelter return	$388	$212
Mining contract	497	30
Income tax payable	1,900	507
Utilities	126	128
Interest	11	21
Legal and professional	70	125
Salaries, wages and related benefits	662	533
Severance	1,279	-
Other liabilities	107	77
	$5,040	$1,633

NOTE 22 - Income Taxes

The Company’s income tax expense consisted of:

	July 31, 2010	July 31, 2009	July 31, 2008
Current:
United States	$-	$-	$-
Foreign	(8,062)	(3,909)	(2,111)
	(8,062)	(3,909)	(2,111)
Deferred:
United States	-	-	-
Foreign	(3,963)	(1,633)	(1,396)
	(3,963)	(1,633)	(1,396)
Total	$(12,025)	$(5,542)	$(3,507)

The Company’s income (loss) from operations before income tax consisted of:

	July 31, 2010	July 31, 2009	July 31, 2008

United States	$(9,817)	$(6,631)	$(6,556)
Foreign	33,836	22,580	16,427
Total	$24,019	$15,949	$9,871

The Company’s income tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	(in thousands)
	July 31, 2010	July 31, 2009	July 31, 2008

Income before income tax	$24,019	$15,949	$9,871
US statutory corporate income tax rate	34%	34%	34%
Income tax expense computed at US statutory corporate income tax rate	(8,166)	(5,423)	(3,356)
Reconciling items:
Change in valuation allowance on deferred tax assets	(2,843)	(1,474)	(1,137)
Royalty payments non-deductible	(844)	-	-
Prior year true-ups	(722)	-	-
Other	(521)	-	-
Difference in foreign tax	1,071	1,355	986
Income tax expense	$(12,025)	$(5,542)	$(3,507)

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	July 31, 2010	July 31, 2009	July 31, 2008
Net deferred income tax assets (liabilities), non-current:
Remediation and reclamation costs	$-	$(44)	$(29)
Net operating losses	15,592	12,004	9,334
Depreciation and amortization	(971)	76	602
	$14,621	$12,036	$9,907
Valuation allowances	(15,592)	(12,004)	(9,334)
	$(971)	$32	$573

Net deferred income tax liabilities, current:
Inventory valuation	$(7,679)	$(3,846)	$(1,925)
Accounts receivable	-	(567)	(413)
Other	217	180	275
	$(7,462)	$(4,233)	$(2,063)

The Company has not provided for U.S. Federal and foreign withholding taxes on $44,607 of foreign subsidiary undistributed earnings as of July 31, 2010. Such earnings are intended to be reinvested indefinitely.

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

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC guidance for income taxes. Net deferred tax benefits related to the U.S. operations have been fully reserved at July 31, 2010 and 2009. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

For income tax purposes in the United States, the Company had available net operating loss carryforwards ("NOL") as of July 31, 2010, 2009 and 2008 of $35,833, $27,912 and $22,179, respectively to reduce future federal taxable income. If any of the NOL's are not utilized, they will expire at various dates through 2028. There may be certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership.

NOTE 23 - Commitments and Contingencies

Lease Commitments

The Company occupies office space in New York City under a non-cancelable escalating operating lease that commenced on September 1, 2007 and terminates on August 31, 2012. In addition to base rent, the lease calls for payment of utilities and other occupancy costs.  The Company also occupies office space in Caborca, Sonora, Mexico that commenced on March 2, 2009 and terminates on March 1, 2013.  The Company occupies space in Hermosillo, Sonora, Mexico that commenced on March 1, 2010 and terminates on February 28, 2011.

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

Approximate future minimum payments under these operating leases are as follows (in thousands):

Fiscal Years Ending July 31,

	2011	261
	2012	231
	2013	30
		$522

Rent expense was approximately $184, $155 and $107 for the years ended July 31, 2010, 2009 and 2008, respectively.

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

El Charro

In May 2005, the Company acquired rights to the El Charro concession for approximately $20 and a royalty of 1.5% of net smelter return.  The Company acquired the El Charro concession because it contains a known gold occurrence and is surrounded entirely by the Company’s other concessions.

NOTE 24 – Unaudited Supplementary Data

The following is a summary of selected fiscal quarterly financial information (unaudited and in thousands except per share data and price):

	2010
	Three Months Ended
	October 31	January 31	April 30	July 31
Revenues	$11,727	$13,228	$17,525	$18,164
Costs applicable to sales	$4,110	$4,625	$6,601	$6,680
Net income applicable to common shares	$2,939	$2,944	$2,779	$3,332
Net income per common share, basic	$0.06	$0.06	$0.06	$0.07
Net income per common share, diluted	$0.06	$0.06	$0.06	$0.07
Basic weighted-average shares outstanding	48,482	48,494	48,487	48,577
Diluted weighted-average shares outstanding	49,997	49,977	50,265	49,913
Closing price of common stock	$3.08	$2.94	$3.66	$3.73

	2009
	Three Months Ended
	October 31	January 31	April 30	July 31
Revenues	$9,175	$11,369	$12,395	$9,818
Costs applicable to sales	$3,042	$3,655	$3,698	$3,488
Net income applicable to common shares	$1,936	$3,196	$2,554	$2,721
Net income per common share, basic	$0.04	$0.06	$0.05	$0.06
Net income per common share, diluted	$0.04	$0.06	$0.05	$0.05
Basic weighted-average shares outstanding	48,211	48,299	48,341	48,394
Diluted weighted-average shares outstanding	49,586	49,,677	50,207	50,204
Closing price of common stock	$1.16	$2.52	$2.16	$2.44

NOTE 25 – SEGMENTED INFORMATION

Information is reported on a geographic basis, and therefore the Company’s operating segments are represented by operations in the U.S. and Mexico.  Revenue is derived from the sale of gold.

The following are the operating results by segment:

	Mexico	U.S.	July 31, 2010
Revenues from mining operations (El Chanate Mine)	$60,645	$-	$60,645
Property & Equipment – Net	$21,349	$41	$21,390

NOTE 26 – Business Combination

On February 10, 2010, Capital Gold Corporation (the “Company”) entered into a business combination agreement (the “Business Combination Agreement”) with Nayarit Gold Inc., (“Nayarit”), a corporation organized under the Ontario Business Corporation Act (“OBCA”).  Pursuant to the terms of the Business Combination Agreement, the Company and Nayarit intend to effect an amalgamation (the “Amalgamation”) of Nayarit and a corporation, to be organized under the OBCA as a wholly-owned subsidiary of the Company (“Merger Sub”), to form a combined entity (“AmalgSub” or “Surviving Company”), with AmalgSub continuing as the surviving entity following the Amalgamation.  By virtue of the Amalgamation, the separate existence of each of Nayarit and Merger Sub shall thereupon cease, and AmalgSub, as the surviving company in the Amalgamation, shall continue its corporate existence under the OBCA as a wholly-owned subsidiary of the Company. Pursuant to the terms of the Business Combination Agreement, by virtue of the Amalgamation and without any action on the part of Nayarit or the holders of any securities of Nayarit, all of the Nayarit shares of common stock (the “Nayarit Common Shares”) issued and outstanding immediately prior to the consummation of the Business Combination Agreement (other than Nayarit Common Shares held by dissenting stockholders of Nayarit) shall become exchangeable into the Company’s common stock on the basis of 0.134048 shares of Company common stock for each one (1) Nayarit Common Share (the “Amalgamation Consideration”).  The Business Combination was consummated on August 2, 2010 (See Note 27).

NOTE 27 – Subsequent Events

On August 4, 2010, Mr. Leonard Sojka resigned as a member of the Board of Directors of the Company.   Mr. Sojka did not resign from the Company’s Board of Directors as a result of any disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

On August 27, 2010, the Board of Directors of the Company appointed Mr. Gary Huber to the Board. Mr. Huber was also appointed as a member of the Audit Committee, the Compensation Committee, the Nominating and the Corporate Governance Committee of the Board.

In August 2010, the Company committed to the purchase of agglomeration equipment for the El Chanate Mine.  The total cost of this equipment is approximately $2,000.  We paid $533 as a deposit toward the acquisition of this equipment.

In connection with the consummation of the Business Combination, the Company entered into a separate employment agreement with Colin Sutherland, the former CEO and President of Nayarit, to become the President of the Company. The agreement has an initial one year term, which automatically renews unless either party gives 60 days written notice prior to the expiration of the term. Either party may terminate the employment relationship at any time, subject to possible severance payments as set forth below.  Pursuant to the agreement, Mr. Sutherland is entitled to receive an annual base salary of $226. The agreement also provides for the award of an annual discretionary bonus. Also, at the recommendation of the Compensation Committee of the Board of Directors, the Company’s Board of Directors approved the issuance of 25,000 options to Mr. Sutherland under our 2006 Equity Incentive Plan. The stock options have a term of five years and vest as follows: 50% vested upon issuance and the balance vests 25% annually thereafter. The exercise price of the stock options is $3.73 per share

Pursuant to the employment agreement, the Company will be obligated to make severance payments to Mr. Sutherland if the employment relationship is terminated by the Company without Cause (as defined in the Employment Agreement) or by the employee for a material breach by the Company of any of the terms of the Employment Agreement.  The Employment Agreement provides for the payment of severance to Mr. Sutherland in the following amounts: (a) a lump sum equal to one year of base salary if the Company terminates without cause or employee terminates for material breach by the Company, provided at least one year has elapsed since the date of employee’s original employment; (b) a lump sum equal to eighteen months of base salary if the Company terminates without cause, provided at least five years has elapsed since the date of employee’s original employment; (c) a lump sum equal to three months of base salary in the event the Company does not renew the Employment Agreement pursuant to notice prior to the expiration of the term.

ACQUISITION OF NAYARIT GOLD, INC.

Capital Gold Corporation (“Capital Gold”) is a party to that certain Business Combination Agreement (the “Agreement”), dated as of February 10, 2010, as amended by Amendment No. 1 to the Agreement, dated as of April 29, 2010 and the Extension Agreement dated as of July 6, 2010, by and among Capital Gold, Nayarit Gold Inc. (“Nayarit”), John Brownlie, Colin Sutherland and Brad Langille.  The Business Combination was consummated on August 2, 2010. As a result of the Business Combination, Nayarit became a wholly-owned subsidiary of the Company.  In connection with the Business Combination, each outstanding share of Nayarit common stock was converted into 0.134048 shares of Capital Gold common stock, with cash paid in lieu of any fractional share.   Capital Gold issued 12,454,354 shares of its common stock in the Business Combination to Nayarit's current stockholders and has reserved for issuance an additional 1,621,981 and 903,483 shares of Capital Gold common stock upon the exercise of former Nayarit warrants and options, respectively.  Based on the number of outstanding shares of Nayarit common stock and Capital Gold common stock, after the consummation of the Business Combination, the stockholders of Nayarit own approximately 20.4% of Capital Gold on a non-diluted basis.

Based on the closing price of the Company’s common stock on August 2, 2010, the consideration received by Nayarit shareholders had a value of approximately $47.6 million as detailed below.

	Conversion Calculation	Estimated Fair Value	Form of Consideration
	(In thousands, except per share amounts)

Number of Nayarit shares outstanding as of the Amalgamation date	92,910

Exchange ratio(1)	0.134048

Number of shares issued to Nayarit shareholders	12,454

Value of Capital Gold common shares issued(1)	$3.71	$46,206	Capital Gold Common stock

Value of Nayarit’s options and warrants to be exchanged for Capital Gold options and warrants (2)		1,393	Capital Gold Options and Warrants

Total consideration transferred		$47,599

(1) In accordance with ASC 805, the fair value of equity securities issued as part of the consideration transferred was the closing market price of Capital Gold’s common stock on the effective date of the Amalgamation. The pro forma shares issued was 12,454,354 common shares, which is calculated by multiplying 0.134048 by 92,909,659, being the number of shares of Nayarit common stock outstanding on August 2, 2010.  Nayarit shareholders own approximately 20.4% of the issued and outstanding shares of Capital Gold common stock.

(2) Represents the fair value to acquire 1,621,981 and 903,483 shares of Capital Gold common stock upon the exercise of former Nayarit warrants and options, respectively. The fair value of the warrants and options were estimated using the Black-Scholes valuation model utilizing the assumptions noted below.

Stock price	$3.71
Post conversion strike price	$3.28 - $9.92
Average expected volatility	70%
Dividend yield	None
Average risk-free interest rate	0.29%
Average contractual term	.79 years
Black-Scholes average value per warrant and option	$0.57

The expected volatility of Capital Gold’s stock price is based on the average historical volatility which is based on daily observations and duration consistent with the expected life assumption and implied volatility.  The average contractual term of the warrants and options is based on the remaining contractual exercise term of each warrant and option.  The risk free interest rate is based on U.S. treasury securities with maturities equal to the expected life of the warrants and options.

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed on August 2, 2010:

Fair Value (in thousands)
Cash and cash equivalents	$50
Short-term investments	2
Prepaid expenses and sundry receivables	1,238
Property, plant and equipment	196
Mineral interests – indicated and inferred	43,822
Exploration interests	3,627
Accounts payable and liabilities assumed	(1,336)
Net assets acquired	$47,599

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations. The Company’s management allocated the acquisition cost to the assets acquired and liabilities assumed based on the estimated fair value of Nayarit’s tangible and identifiable assets and liabilities.  The amount allocated to the mineral and exploration interests was based on a valuation report prepared by a third party appraisal firm.  The allocation is not considered final as of the date of this report as management is still reviewing certain of the underlying assumptions and calculations used in the allocation to the assets and liabilities of Nayarit that were acquired.  However, the Company believes the final purchase price allocation will not be materially different than presented herein.

During the twelve months ended July 31, 2010, the Company incurred transaction costs consisting primarily of legal, professional, investment advisory and accounting fees of $2.4 million.  These costs are included in general and administrative expenses on the consolidated statement of operations.

Pro forma Information

The following unaudited pro forma results of operations of the Company for the fiscal years ended July 31, 2010 and 2009 assume that the acquisition of the operating assets of the significant business acquired during 2010 and 2009 had occurred on August 1 of the respective year in which the business was acquired and for the comparable period only. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, or are they necessarily indicative of future results of operations.

(in thousands)
	Year Ended July 31, 2010	Year Ended July 31, 2009
Revenues	$60,645	$42,757
Net income	$10,905	$2,270
Income per common share:
Basic – net income	$0.18	$0.04
Diluted – net income	$0.18	$0.03

2010 Pro forma Results – Twelve Months Ended July 31, 2010

The 2010 pro forma results were calculated by combining the results of Capital Gold with the stand-alone historical results of Nayarit Gold for the twelve months ended June 30, 2010. The elimination of $2.4 million in transaction related costs were made which would have been incurred during the twelve months ended July 31, 2010 had the acquisition commenced on August 1, 2009.

NAYARIT COMMITMENTS

Nayarit through its wholly-owned subsidiary, Nayarit Gold de Mexico, S.A. de C.V. (“Nayarit Mexico”), has the exclusive right to explore and, as the case may be, exploit the “La Estrella” (title 196009) mining concession.  For the exploration rights of La Estrella, Nayarit Mexico has paid as of October 1, 2010 the amount of $550 plus applicable Value Added Tax, and shall pay the following amounts in the dates indicated below, after which payment, Nayarit Mexico will acquire 100% interest to La Estrella concession:

(i)	$100 plus applicable Value Added Tax, in December 8, 2010;

(ii)	$100 plus applicable Value Added Tax, in June 8, 2011;

(iii)	$175 plus applicable Value Added Tax, in December 8; 2011

(iv)	$175 plus applicable Value Added Tax, in June 8, 2012; and

(v)	$350 plus applicable Value Added Tax, in December 8, 2012.

Nayarit Mexico has the unlimited right to explore the following mining concessions (“Huajicari Concessions”), in accordance with the terms of and Exploration and Assignment Option Agreement of Mining Concessions (the “Option Agreement”) dated May 8, 2008, which was entered into by and between Compañía Minera Huajicari, S.A. de C.V. (“Huajicari”) and Nayarit Mexico and amendment thereto, dated December 10, 2009:

CLAIM	TITLE NUMBER
“San Juan Fracc. I”	205392
“San Juan Fracc. II”	205393
“San Francisco Tres”	203136
“San Juan I”	221365
“Isis”	214395
“San Miguel”	224392

For the exploration rights of the Huajicari Concessions as described above, Nayarit Mexico has paid through October 1, 2010 the amount of $2,250, and shall pay $250 by October 31, 2010, after which payment, Nayarit Mexico will acquire 100% interest to Huajicari Concessions.

DEFINITIVE AGREEMENT – GAMMON GOLD, INC.

On October 1, 2010, the Company and Gammon Gold Inc. (“Gammon Gold”) have entered into a definitive merger agreement pursuant to which Gammon Gold will offer to acquire all of the issued and outstanding common shares of Capital Gold in a cash and share transaction (the “Acquisition”). The total consideration for the purchase of 100% of the fully diluted in-the-money shares of Capital Gold is approximately US $288 million or US $4.57 per Capital Gold share based on Gammon Gold’s closing price on September 24, 2010 on the NYSE. The Acquisition has the unanimous support of both companies’ Boards of Directors and Officers.  Under the terms of the Acquisition, each common share of Capital Gold will be exchanged for 0.5209 common shares of Gammon Gold and a cash payment in the amount of US$0.79 per share. Based on the September 24, 2010 closing price of Capital Gold’s shares on the NYSE EURONEXT, the acquisition price represents a 20% premium to the close on September 24th and a 30% premium to the 20-day volume weighted average price on the NYSE EURONEXT ending on that date.  This transaction is subject to approval by shareholders of Capital Gold and no assurance can be given to a successful consummation of this transaction.

LEGAL PROCEEDINGS

On October 4, 2010, Walter Earl Jenkins and Jonathan Schroeder, each represented by the same law firm, filed identical lawsuits against Capital Gold, its directors and Gammon Gold in New York Supreme Court claiming, among other things, that the directors of Capital Gold breached their fiduciary duties to Capital Gold in connection with the approval of the merger agreement between Capital Gold and Gammon Gold. The plaintiffs purport to represent a class of all stockholders of Capital Gold stock other than stockholders who are affiliates of Capital Gold. The plaintiffs have asked the Court to enjoin Capital Gold from consummating its merger with Gammon Gold.

On October 7, 2010, Mel Leone filed a lawsuit against Capital Gold, its directors and Gammon Gold in New York Supreme Court.

On October 8, 2010, W. Jeffrey Kramer filed a lawsuit against Capital Gold, its directors, its Chief Financial Officer and Gammon Gold in New York Supreme Court.

On October 8, 2010, Helmut Boehm filed a lawsuit against Capital Gold, its directors, Gammon Gold and Capital Gold AcquireCo, Inc., a wholly-owned subsidiary of Gammon Gold, in the Court of Chancery in the state of Delaware.

Each of the above-referenced complaints state claims and seek relief substantially identical to the claims made and relief sought in the Jenkins and Schroeder lawsuits. Capital Gold believes all plaintiffs’ allegations are without merit and intends to vigorously defend itself against such allegations.