Form 10-K/A
period 2010-07-31
CAPITAL GOLD CORP
filed 2010-11-23
CIK 726845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JULY 31, 2010
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-34618

CAPITAL GOLD CORPORATION
(Exact name of registrant as specified in its charter)

State of Delaware	13-3180530
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

76 Beaver Street, 14 th Floor, New York, New York	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 344-2785

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

The number of shares outstanding of each of the issuer’s classes of common equity as of November 1, 2010: 61,324,632.

EXPLANATORY NOTE

Capital Gold Corporation (unless the context otherwise requires, includes its direct and indirect subsidiaries and is referred to as “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended July 31, 2010, which was originally filed on October 14, 2010 (the “Original Filling”) because the Company may not file a definitive proxy statement containing the information required by Part III within 120 days after the end of the fiscal year covered by the Original Filing. This Form 10-K/A amends Part III of the Original Filing and deletes the incorporation by reference of our definitive proxy statement from Items 11 through 14.

This Amendment amends and restates in its entirety Items 11 through 14 and the management certifications filed as exhibits in Item 15 to the Original Filing, which have been re-executed and re-filed as of the date of this Amendment.  This Amendment also adds the material contracts of the Company’s August 2, 2010 acquisition target, Nayarit Gold Inc., to Item 15 of the Original Filing. This Amendment to adds information to Item 10 concerning Capital Gold’s directors, Audit Committee, Compliance with Section 16(a) of the Exchange Act, Code of Ethics and any material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors. This Amendment does not affect any other parts of, or exhibits to, the Original Filing.

Except as expressly stated in this Amendment, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosure contained in the Amendment to reflect events that have occurred since the filing of the Original Filing.  Accordingly, this Amendment must be read in conjunction with our other filings, if any, made with the SEC subsequent to the filing of the Original Filing, including amendments to those filings, if any.

Amounts included in this Amendment are in thousands, except for share and per share amounts.

CAPITAL GOLD CORPORATION
2010 ANNUAL REPORT ON FORM 10-K/A
TABLE OF CONTENTS

This Amendment is for the year-ended July 31, 2010. This Amendment, along with our Original Filing, modifies and supersedes documents filed prior to the Original Filing, as hereby amended. The SEC allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of our Annual Report.  However, we have chosen to file Part III, Items 11 through 14 of the Original Filing through this Amendment.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in the Original Filing, as hereby amended.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Capital Gold’s current directors and executive officers are as follows:

Name	Age	Position

Stephen M. Cooper	46	Chairman of the Board

Colin Sutherland	39	President, Director

John W. Cutler	61	Director

Gary C. Huber	59	Director

Christopher M. Chipman	37	Chief Financial Officer

J. Scott Hazlitt	58	Chief Operating Officer, Director

Directors are elected at the meeting of stockholders called for that purpose and hold office until the next stockholders meeting called for that purpose or until their resignation or death.  Officers of Capital Gold are elected by the directors at meetings called by the directors for its purpose.

STEPHEN M. COOPER has been a Director since October 2009 and was named Chairman of the Board in March 2010. Mr. Cooper has over 20 years of experience in the energy technology industry.  He is has served since 2008 as the President of EnergyIQ, a Denver based exploration and production data management group for the oil and gas industry.  Previously, he worked for over 14 years with IHS Energy, a technical information and decision making tools provider, holding the position of CTO.  Mr. Cooper has a Ph.D. in Mining and a bachelor’s degree in Mining Engineering, both from Nottingham University. Dr. Cooper brings advanced degrees in mining and mining engineering as well as practical experience in management of an exploration and production company.

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

JOHN W. CUTLER has been a Director since September 2009. Mr. Cutler has over 35 years of experience in the investment management and securities industries. He has served since 2009 as the President, Chief Executive Officer and a director since 2008 of Palladon Ventures, Ltd. Mr. Cutler is also currently serving as the Managing General Partner of Par Associates, an investment partnership which he organized in 1988. Previously, from 2005 to 2009, Mr. Cutler served as a strategist at Swank Capital, LLC, a multi-fund manager specializing in energy and natural resource investments. Mr. Cutler also previously held positions with John S. Herold, Inc., and the Capital Markets Group of SmithBarney, Inc., and First Boston Corporation.

Mr. Cutler brings over 35 years experience in investment management and securities focusing on energy and natural resources.  He also brings practical experience in developing natural resources through his efforts to advance the Iron Mountain Project at Palladon..  His experience in finance qualifies him to serve as chair of the Audit Committee and enable him to bring an investor-centric perspective to the board discussions.

GARY C. HUBER has been a Director since August 2010.  Dr. Huber currently serves as President and CEO of Neutron Energy Inc., a privately owned uranium development company. During his 35-year career in the natural resource industry, Dr. Huber was a founder of Canyon Resources Corporation, a precious metal and industrial mineral mining company. During his time there as a Director, Canyon Resources grew from a strictly grass roots exploration company into an entity that developed and operated three open-pit heap leach gold mines and two industrial minerals processing facilities. He resigned his position in January 2006.  He also worked as an executive consultant with International Royalty Corporation, a public company that acquired and created natural resource royalties. Dr. Huber has a Ph.D. from the Colorado School of Mines. His experience in finance qualifies him to serve as a member of the Audit Committee.

CHRISTOPHER M. CHIPMAN is Capital Gold’s Chief Financial Officer.  Mr. Chipman has been Capital Gold’s Chief Financial Officer since March 1, 2006.  Since November 2000, Mr. Chipman has been a managing member of Chipman & Chipman, LLC, a consulting firm that assists public companies with the preparation of periodic reports required to be filed with the Securities and Exchange Commission and compliance with Section 404 of the Sarbanes Oxley Act of 2002.  The firm also provides outsourced financial resources to clients assisting in financial reporting, forecasting and accounting services.  Mr. Chipman is a CPA and, from 1996 to 1998, he was a senior accountant with the accounting firm of Grant Thornton LLP. Mr. Chipman was the Controller of Frontline Solutions, Inc., a software company (March 2000 to November 2000); a Senior Financial Analyst for GlaxoSmithKline (1998-2000); and an Audit Examiner for Wachovia Corporation (1994-1996).  He received a B.A. in Economics from Ursinus College in 1994 and is a Certified Public Accountant.  He is a member of the American and Pennsylvania Institute of Certified Public Accountants.

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

Capital Gold’s Board of Directors is responsible for the management and direction of our company and for establishing broad corporate policies. A primary responsibility of the Board is to provide effective governance over our affairs for the benefit of our stockholders. In all actions taken by the Board, the Directors are expected to exercise their business judgment in what they reasonably believe to be the best interests of our company. In discharging that obligation, Directors may rely on the honesty and integrity of our senior executives and our outside advisors and auditors.

On November 18, 2009, the Board of Directors determined that Leonard Sojka, a former director, John Cutler and Stephen Cooper were “independent directors” under Section 121B(2)(a) of the NYSE EURONEXT Company Guide.

The Board of Directors met thirteen times during fiscal 2010 and acted by unanimous written consent on twelve occasions.  Each of the directors attended the meetings of the Board of Directors they were eligible to attend and the total number of meetings held by all committees on which they served.

Recognizing that director attendance at Capital Gold’s annual meetings of stockholders can provide stockholders with an opportunity to communicate with members of the Board, Capital Gold strongly encourages (but does not require) members of the Board to attend such meetings.

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

The Board of Directors currently has four standing committees:  an Audit Committee, a Corporate Governance and Nominating Committee, a Compensation Committee and a Mergers and Acquisitions Committee.

Compliance with Section 16(a) of the Exchange Act

To Capital Gold’s knowledge, during the fiscal year ended July 31, 2010, based solely on a review of such materials as are required by the SEC, no officer, director or beneficial holder of more than ten percent of its issued and outstanding shares of Common Stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act, except for Form 4s in respect of option grants awarded to Christopher Chipman and Scott Hazlitt on July 26, 2010 which related reports were filed on October 12 and October 13, 2010, respectively.

Audit Committee

The Audit Committee is a separately-designated standing committee established in accordance with section 3(a)(58)(A) of the Exchange Act and currently consists of John W. Cutler, Committee Chairman, Gary C. Huber and Stephen M. Cooper, the non-employee members of the Board. The Board has determined that Mr. Cutler qualifies as an “audit committee financial expert” as that term is defined by the rules and regulations of the SEC. Mr. Cutler is an independent director.

Code of Ethics and Business Conduct

Capital Gold adopted a Code of Ethics that applies to its officers, directors and employees, including its principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is publicly available on Capital Gold’s website at www.capitalgoldcorp.com, where it may be found under the Corporate Info; Corporate Governance tab. You also may obtain a copy of this code by written request to Capital Gold’s Office Manager at 76 Beaver Street, 14th Floor, New York, NY 10005. Capital Gold’s Board of Directors is required to approve any substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to its chief executive officer, principal financial officer or principal accounting officer and it will disclose the nature of such amendment or waiver in a report on Form 8-K within four business days.

Item 11.  Executive Compensation.

Board Leadership Structure and Role in Risk Oversight

The Capital Gold Board of Directors does not have a policy, one way or the other, on whether the same person should serve as both the chief executive officer and chairman of the board or, if the roles are separate, whether the chairman should be selected from the non-employee directors or should be an employee. The board may appoint a Lead Director who shall: (i) preside at all meetings of the Board at which the Chairman is not present, including executive sessions of the independent directors; (ii) serve as liaison between the Chairman and the independent directors; (iii) approve information sent to the Board; (iv) approve meeting agendas for the Board; (v) approve meeting schedules to assure that there is sufficient time for discussion of all agenda items; (vi) have the authority to call meetings of the independent directors; and (vii) if requested by major stockholders, ensure that he or she is available for consultation and direct communication.  The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for Capital Gold at that time.  Due to the resignation of Gifford A. Dieterle on March 18, 2010, the Board had taken steps to assign his various duties to other senior executives of Capital Gold.  The Board believes that a leadership structure, whereby an individual serves as both chief executive officer and board chairman, is appropriate given the efficiencies of having the chief executive officer also serve in the role of chairman and Capital Gold’s strong corporate governance structure.

The Capital Gold Board, either as a whole or through its committees, regularly discusses with management strategic and financial risks and exposures associated with Capital Gold’s annual operating budget, their potential impact on Capital Gold and the steps taken to manage them.  While the Board of Directors is ultimately responsible for risk oversight at Capital Gold, the Board’s committees assist the Board in fulfilling its oversight responsibilities in certain areas of risk.  In particular, the Audit Committee focuses on financial and enterprise risk exposures and discusses with management, and the independent registered public accountants Capital Gold’s policies with respect to risk assessment and risk management, including risks related to financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies and credit and liquidity matters.  The Corporate Governance and Nominating Committee assists the Board of Directors in fulfilling its duties and oversight responsibilities relating to Capital Gold’s compliance and ethics programs, including compliance with legal and regulatory requirements.  The Corporate Governance and Nominating Committee also annually review Capital Gold’s corporate governance guidelines.  Finally, the Compensation Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks arising from Capital Gold’s compensation policies and programs and focuses on succession planning for the executive officers.

Committees

Audit Committee

The Audit Committee currently consists of John W. Cutler, Committee Chairman, Gary C. Huber and Stephen M. Cooper, the non-employee members of the Board.  The Board of Directors has determined that all three members satisfy the definition of “independent directors” in Rule 10A-3(b)(1)(ii) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Audit Committee met on four occasions in fiscal 2010. All committee members were present at the meetings. Representatives of our independent auditor were in attendance at one meeting without management present.

The Board has determined that Mr. Cutler qualifies as an “audit committee financial expert” as that term is defined by the rules and regulations of the SEC.

The Audit Committee acts pursuant to the Audit Committee Charter as adopted by the Board.  The charter is available on our website at www.capitalgoldcorp.com, and can be found under the Corporate Info; Corporate Governance tab.  The Audit Committee reviews and evaluates the charter annually to ensure its adequacy and accuracy, and is charged with performing an annual self-evaluation and reporting the results of the evaluation to the full Board.

The Audit Committee is directly responsible for the appointment, retention and termination, and for determining the compensation of, Capital Gold’s independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for Capital Gold. The Audit Committee is also directly responsible for oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for Capital Gold.  The Audit Committee reviews the overall audit plan (both internal and external) with the independent auditor and the members of management who are responsible for preparing Capital Gold's financial statements, including Capital Gold's Chief Financial Officer, all critical accounting policies and practices used or to be used by Capital Gold, Capital Gold's disclosures under "Management's Discussion and Analysis of Financial Conditions and Results of Operations" prior to the filing of Capital Gold's Annual Report on Form10-K, and significant financial reporting issues that have arisen in connection with the preparation of such audited financial statements.

The Audit Committee also reviews any analyses prepared by management and/or the independent auditors setting forth significant financial reporting issues and judgments made in connection with the preparation of financial statements, including analyses of the effects of alternative Generally Accepted Accounting Principles methods on the financial statements, major issues as to the adequacy of Capital Gold's internal controls and any special audit steps adopted in light of material control deficiencies; major issues regarding accounting principles and procedures and financial statement presentations, including any significant changes in Capital Gold's selection or application of accounting principles; and the effects of regulatory and accounting initiatives, as well as off-balance sheet transactions and structures, on the financial statements of Capital Gold.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee currently consists of Stephen M. Cooper, Committee Chair, John W. Cutler and Gary C. Huber. The Corporate Governance and Nominating Committee, consisting entirely of independent directors, proposes to the Board of Directors slates of directors to be recommended for election at the Annual Meeting of Stockholders (and any directors to be elected by the Board of Directors to fill vacancies) and slates of officers to be elected by the Company’s Board of Directors. It also advises the Board of Directors on various corporate governance issues, and leads the Board of Directors in its annual review of the Board’s performance. The Corporate Governance and Nominating Committee also is responsible for recommending to the Board amounts of director compensation. Our Board of Directors had nominated all directors for election in prior years as the Company had not yet established a Corporate Governance and Nominating Committee.

Capital Gold has established a process for identifying and nominating director candidates. The following is an outline of the process for nomination of candidates for election to the Board: (a) the Chief Executive Officer, President, the Corporate Governance and Nominating Committee or other members of the Board of Directors identify the need to add new Board members, with careful consideration of the mix of qualifications, skills and experience represented on the Board of Directors; (b) the Chairman of the Corporate Governance and Nominating Committee coordinates the search for qualified candidates with input from management and other Board members; (c) the Corporate Governance and Nominating Committee engages a candidate search firm to assist in identifying potential nominees, if it deems such engagement necessary and appropriate; (d) selected members of management and the Board of Directors interview prospective candidates; and (e) the Corporate Governance and Nominating Committee recommends a nominee and seeks full Board endorsement of the selected candidate, based on its judgment as to which candidate will best serve the interests of Capital Gold’s stockholders.

Although the Capital Gold Board does not have a formal diversity policy, the Corporate Governance and Nominating Committee and the board will consider such factors as it deems appropriate to assist in developing a board of directors and committees that are diverse in nature and comprised of experienced and seasoned advisors.

The Board of Directors has determined that directors should possess the following minimum qualifications: (a) the highest personal and professional ethics, integrity and values; (b) commitment to representing the long-term interest of the stockholders; (c) broad experience at the policy-making level in business and ability to exercise sound judgment in matters that relate to our industry; and (d) sufficient time to effectively fulfill duties as a Board member. The Corporate Governance and Nominating Committee consider any candidates submitted by stockholders on the same basis as any other candidate. Any stockholder proposing a nomination should submit such candidate’s name, along with a curriculum vitae or other summary of qualifications, experience and skills to the Secretary, Capital Gold Corporation, 76 Beaver Street, 14th Floor, New York, New York 10005.  The request to nominate a director must be made within the timeframe specified under “Deadline for Receipt of Stockholder Proposals” below and accompanied by a statement by the nominee acknowledging that he or she is willing to serve and, if elected, will owe a fiduciary obligation to the Company and its stockholders.

The Corporate Governance and Nominating Committee acts pursuant to the Corporate Governance and Nominating Committee Charter as adopted by the Board.  The charter is available on our website at www.capitalgoldcorp.com, and can be found under the Corporate Info; Corporate Governance tab.  The Corporate Governance and Nominating Committee reviews and evaluates the charter annually to ensure its adequacy and accuracy.

Compensation Committee

The Compensation Committee currently consists of John W. Cutler, Chairman, Gary C. Huber and Stephen M. Cooper.  Each is a “non-employee director,” as defined in Rule 16b-3 of the Exchange Act and an “outside director,” as defined in Section 162(m) of the Internal Revenue Code, as amended.  The Compensation Committee met on two occasions in fiscal 2010 and acted by unanimous consent on one occasion. All committee members were present at the meetings.

The Compensation Committee acts pursuant to the Compensation Committee Charter as adopted by the Board.  The charter is available on our website at www.capitalgoldcorp.com, and can be found under the Corporate Info; Corporate Governance tab.  The Compensation Committee reviews and evaluates the charter annually to ensure its adequacy and accuracy.

The Compensation Committee is responsible for determining the compensation for the Chairman and Chief Executive Officer (“CEO”), the President and Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”) as well as approving the compensation structure for other executives of the Company.  Further, the Compensation Committee approves broad-based and special compensation plans across the Company.

As set forth in its charter, the Compensation Committee’s authority and responsibility include but are not limited to:

•
Review executive officer compensation for compliance with Section 16 of the Exchange Act and Section 162(m) of the Internal Revenue Code, as each may be amended from time to time, and any other applicable laws, rules and regulations.

•	In consultation with the CEO, the COO and the CFO, review the talent development process within the Company to ensure it is effectively managed.

•	Annually review employee compensation strategies, benefits and equity programs.

•	Annually review the share usage, dilution and proxy disclosures.

•	Review and approve employment agreements, severance arrangements and change in control agreements and provisions when, and if, appropriate, as well as any special supplemental benefits.

•	Annually review the Company’s progress in meeting diversity goals with respect to the employee population

The Compensation Committee has the authority to engage independent compensation consultants or advisors, as it may deem appropriate in its sole discretion, and to approve related fees and retention terms of such consultants or advisors.  In 2007, the Compensation Committee engaged Mosteller & Associates, Inc. (“Mosteller”) as its independent executive compensation consulting firm.  Mosteller conducted a review of the total compensation of Capital Gold’s executive officers and prepared reports for the review of the Compensation Committee that were subsequently used in determining the appropriate levels of compensation for each executive officer.  In April 2009, the Compensation Committee engaged the Hay Group as its independent executive compensation consulting firm for the purpose of helping the Compensation Committee evaluate its current compensation programs.  The Hay Group conducted its review of the total compensation of Capital Gold’s executive officers and presented its results for the review of the Compensation Committee. The Compensation Committee will use these results in assisting in determining the appropriate levels of compensation for each executive officer on a going forward basis.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee have ever been an officer of Capital Gold or any of its subsidiaries. No executive officer of Capital Gold during fiscal 2010 served as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Compensation Risks

Capital Gold believes that risks arising from its compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on it.  In addition, the Compensation Committee believes that the mix and design of the elements of compensation do not encourage employees to assume excessive risks because (1) as a mining business, Capital Gold does not face the same level of risks associated with compensation for employees at financial services (traders and instruments with a high degree of risk) or technology companies (rapidly changing markets) and (2) the Compensation Committee’s compensation decisions include subjective considerations, which restrain the influence of formulae or objective factors on excessive risk taking.

Corporate Governance

The Company has adopted the independence definitions and requirements of the NYSE EURONEXT. The discussion below reflects such standards of independence. In addition, the Company has adopted Corporate Governance Guidelines that outline important policies and practices regarding the governance of the Company. Each of the committees has also adopted a charter outlining responsibilities and operations. The Corporate Governance Guidelines and the charters are available at www.capitalgoldcorp.com and are available in print upon request to the Investor Relations Department, Capital Gold Corporation, 76 Beaver Street, 14th Floor New York, NY 10005.

Communication with the Board of Directors

Interested parties wishing to contact the Capital Gold Board of Directors may do so by writing to the following address: Board of Directors, Capital Gold Corporation, 76 Beaver Street, 14th Floor, New York, NY 10005, Attn: Christopher M. Chipman, Secretary. All letters received will be categorized and processed by Mr. Chipman and then forwarded to the Board of Directors.

Compensation of Directors

During the fiscal year ended July 31, 2009, Capital Gold’s independent directors each received a fee of $2 per month.  On August 18, 2010, the Company raised the amount of fees paid to its independent directors from $2 per month to $5 per month effective August 1, 2010.   Non-independent directors each received $1 per month.  Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

On January 19, 2010, at the recommendation of the Compensation Committee of the Board of Directors, the Company’s Board of Directors approved the issuance of 50,000, 50,000, 50,000 options to Leonard J. Sojka, John Cutler and Stephen Cooper, respectively, aggregating 150,000 stock options under our 2006 Equity Incentive Plan. The stock options for Leonard J. Sojka, John Cutler, and Stephen Cooper have a term of five years and vest 25,000 on January 19, 2010, 12,500 on January 19, 2011 and 12,500 on January 19, 2012.  The exercise price of the stock options is $3.60 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  The Company utilized the Black-Scholes method to fair value the 150,000 options received by these individuals totaling $324.  For the year ended July 31, 2010 the Company recorded approximately $191 in equity compensation expense on the vested portion of these stock options. The grant date fair value of each stock option was $2.16.

The following tables set forth the compensation paid to our independent directors for the fiscal year ended July 31, 2010:

Director	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)(3)	Total
Stephen Cooper	39	-	108	-	147
John Cutler	26	-	108	-	134
Leonard Sojka	46	-	108	-	154
Ian A. Shaw(4)	2	-	-	-	2
John Postle(4)	2	-	-	-	2
Mark T. Nesbitt(4)	2	-	-	-	2
Roger Newell(4)	3	-	-	15	18
Robert Roningen(4)	3	-	-	25	28

(1)
Amounts shown reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and include amounts from stock option awards granted in fiscal 2010. Refer to Note 15 to Capital Gold’s Consolidated Financial Statements for a discussion of assumptions made in the valuation of option awards.  During fiscal 2010, option awards were comprised of: 1) 50,000 stock options each issued to Steve Cooper, Leonard Sojka and John Cutler at an exercise price of $3.60.

(2)
Amounts shown for Stephen Cooper, John Cutler and Leonard Sojka also include committee fees earned with respect to business combination activity during the fiscal year ended July 31, 2010. Leonard Sojka acted as committee chair.  Fees earned were $15, $22 and $2 for Mr. Cooper, Mr. Sojka and Mr. Cutler, respectively.

(3)	Amount shown for Robert Roningen and Roger Newell represents fees for legal and consulting services provided.

(4)
Represents former director of the Company: Ian Shaw resigned effective August 28, 2009, John Postle resigned effective August 28, 2009, Mark Nesbitt resigned effective September 2, 2009, Roger Newell resigned resigned effective November 4, 2009, Robert Roningen resigned effective November 2, 2009.

On August 18, 2010, at the recommendation of the Compensation Committee of the Board of Directors, the Company’s Board of Directors approved the issuance of 175,000, 175,000, 75,000 options to John Cutler, Stephen Cooper and Gary Huber, respectively, aggregating 425,000 stock options under our 2006 Equity Incentive Plan. The stock options for John Cutler, Stephen Cooper and Gary Huber have a term of five years and vest one-third upon the first anniversary date and the balance vest on a one-third basis annually thereafter.  The exercise price of the stock options is $3.47 per share (per the Plan, the closing price on the NYSE EURONEXT on the trading day immediately prior to the day of determination). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  The Company utilized the Black-Scholes method to fair value the 425,000 options received by these individuals totaling $823.  The grant date fair value of each stock option was $1.94.

Executive Compensation of Capital Gold

Compensation Discussion and Analysis

The Compensation Discussion and Analysis (the “CD&A”) discusses the compensation of our named executive officers for the fiscal year ended July 31, 2010.  The named executive officers are: 1) Gifford A. Dieterle, our former Chief Executive Officer, Director, Chairman and Treasurer,  2) John Brownlie, our former President, Chief Operating Officer and Director, 3) Christopher Chipman, Secretary and Chief Financial Officer, 4) Jeffrey Pritchard, our former Executive Vice President, and  5) J. Scott Hazlitt, Chief Operating Officer (collectively, the “named executive officers”).

Objectives and Philosophy of Executive Compensation

The primary objectives of the Compensation Committee with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual and long-term cash and stock incentives to achievement of measurable performance objectives, and to align executives' incentives with stockholder value creation.  To achieve these objectives, the Compensation Committee strives to implement and maintain compensation plans that tie a substantial portion of executives' overall compensation to the experience level of the executive or employee, the complexity and amount of responsibility of the employee’s job, key strategic financial and operational goals such as the establishment and maintenance of key strategic relationships, the development and operation of our mining projects, the identification and possible development of additional mining properties and the performance of our common stock price. The Compensation Committee evaluates individual executive performance with the goal of setting compensation at levels the Compensation Committee believes are comparable with executives in other companies of similar size and stage of development operating in the mining industry while taking into account our relative performance and our own strategic goals.

The Compensation Committee engaged Mosteller & Associates, Inc. (“Mosteller”), an independent executive compensation consulting firm, to provide advice and assistance in the area of executive and director compensation.  Mosteller conducted a review of the total compensation of Capital Gold’s named executive officers and prepared reports for the review of the Compensation Committee that were subsequently used in determining the appropriate levels of compensation for each executive officer.  Specifically, in accordance with the scope directed by the Compensation Committee, Mosteller reviewed the compensation packages paid to Capital Gold’s executives in 2006 and 2007, selected peer sources against which to compare the data and analyzed comparable compensation packages using appropriate regression analyses.

To evaluate Capital Gold’s compensation packages, Mosteller identified four sources of comparison:  (1) mining companies with revenues less than $10 million and less than 100 employees that are headquartered in the northeastern United States; (2) mining and natural resources divisions of utility companies with revenues less than $50 million and less than 100 employees that are headquartered in the States; (3) energy companies with revenues less than $50 million that are headquartered in the United States; and (4) a custom peer group of mining companies that included Golden Star Resources, LTD, Miramar, Northgate, Royal Gold, Inc., Coeur d’Alene Mines Corp., and Meridian Gold.  Capital Gold believes that the companies in this custom peer group provide a good basis of comparison because, similar to the Company, they are operational, are producing product and have sizable assets and revenue streams.

In April 2009, the Compensation Committee engaged the Hay Group as its independent executive compensation consulting firm for the purpose of helping the Compensation Committee evaluate its current compensation programs.  The Hay Group conducted its review of the total compensation of the Company’s executive officers and presented its results for the review of the Compensation Committee. The Compensation Committee will use these results in assisting in determining the appropriate levels of compensation for each executive officer on a going forward basis.

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

Elements of Executive Compensation

Over the past three years, Capital Gold was able to successfully develop and build the El Chanate mine on time and within budget.  In addition, during the first year of operations, Capital Gold maintained operating costs significantly below the industry average disclosing positive cash flow from operations and net earnings per share.  Also, Capital Gold funded all capital expenditures during fiscal 2008, 2009 and 2010 from operating cash flow generated at the mine.  As a result of these accomplishments, the Compensation Committee seeks to target a total compensation program (including base salary, annual bonus, and the grant value of equity incentives) at the 75% percentile of comparable market practices. In the view of the Compensation Committee, this is the proper level to target because the market for executive talent in the mining industry is exceptionally competitive. In addition, other natural resource and materials companies are typically more diverse than the Company and therefore face lower potential volatility in performance results. The Compensation Committee believes that an above market pay positioning strategy is appropriate to compensate for the additional performance risk of being tied exclusively to gold.

Regular Compensation

Regular compensation, or base salary, is reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. This review will occur in the fourth fiscal quarter of each year. The target base pay positioning of the 75% percentile of the applicable benchmark as stated above for each position is intended to be a guideline, and the Compensation Committee makes its decisions within the context of market practices. However, this is not intended to be an exact science. Other factors such as an individual’s performance, tenure and experience, the performance of Capital Gold overall, any retention concerns and the individual’s historical compensation and comparisons to peers at the Company impact the decision-making process. The Compensation Committee does not weigh any of these factors more heavily than others and does not use any formula to assess these factors, but rather considers each factor in its judgment and at its discretion.

During fiscal 2010, our named executive officers salaries were reviewed by the Compensation Committee.  It was determined that the salary levels were consistent with the target pay positioning as stated above.  The base pay for the current named executives is at the following levels:

Name	Base Pay

Christopher M. Chipman, Chief Financial Officer	$225
J. Scott Hazlitt, Chief Operating Officer	$200

Annual Bonus

Gifford A. Dieterle, our former Chief Executive Officer, Director, Chairman and Treasurer, was paid a base salary of $288.  John Brownlie, our former President, Chief Operating Officer and Director, was paid a base salary of $275, and Jeffrey Pritchard, our former Executive Vice President, was paid a base salary of $224.

The compensation program for named executive officers includes eligibility for both an annual performance-based cash bonus and equity incentive award.  Capital Gold did formally establish corporate or individual performance targets prior to, or at the beginning of, fiscal year 2010.  At the conclusion of fiscal 2010, the Compensation Committee reviewed the performance of Capital Gold and each executive during fiscal 2010.  The Compensation Committee noted several achievements, including, but not limited to, the increase in ore mined, the increase in ounces produced, the increase in the proceeds from sales of gold and silver, the increase in gold reserves, the completion of certain capital, the near completion of the Nayarit Gold, Inc. business combination, the listing of our Company’s common stock on the NYSE EURONEXT in conjunction with reverse stock split, and closed a First Amended and Restated Credit Agreement with Standard Bank Plc., which increased the Company's previous line of credit.

On January 19, 2010, at the recommendation of the Compensation Committee of the Board of Directors, the Company’s Board of Directors approved the issuance of 500,000 stock options under our 2006 Equity Incentive Plan. The stock options have a term of five years and vest as follows: one-third vested upon issuance and the balance vests on a one-third basis annually thereafter. The exercise price of the stock options is $3.60 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  The Company utilized the Black-Scholes method to fair value the 500,000 options received by this individual totaling $1,081.  For the year ended July 31, 2010 the Company recorded approximately $360 in equity compensation expense on the vested portion of these stock options.  The unvested portion, or two-thirds, of these options terminated upon the resignation of Mr. Brownlie on July 1, 2010. The grant date fair value of each stock option was $2.16.

The stock options awarded on January 19, 2010 were granted as a method to provide incentive compensation to Capital Gold’s named executive officers.   The Compensation Committee believes that the recipients are motivated by the potential appreciation of the stock price over time and will remain committed to Capital Gold while the grants vest.

On July 26, 2010, at the recommendation of the Compensation Committee of the Board of Directors, the Company’s Board of Directors approved the issuance of 25,000 stock options to Christopher Chipman and Scott Hazlitt, respectively, aggregating 50,000 stock options under our 2006 Equity Incentive Plan. The stock options have a term of five years and vest as follows: 50% vested upon issuance and the balance vests 25% annually thereafter. The exercise price of the stock options is $3.73 per share (per the Plan, the closing price on the NYSE EURONEXT on the trading day immediately prior to the day of determination). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  The Company utilized the Black-Scholes method to fair value the 50,000 options received by these individuals totaling $105.  For the year ended July 31, 2010 the Company recorded approximately $53 in equity compensation expense on the vested portion of these stock options, respectively. The grant date fair value of each stock option was $2.10.

The stock options awarded on January 19, 2010 and July 26, 2010 were granted as a method to provide incentive compensation to Capital Gold’s named executive officers.   The Compensation Committee believes that the recipients are motivated by the potential appreciation of the stock price over time and will remain committed to Capital Gold while the grants vest.

Executive Officers	Stock Options

John Brownlie	500,000
Christopher Chipman	25,000
Scott Hazlitt	25,000

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

On July 26, 2010, at the recommendation of the Compensation Committee and upon approval by the Board of Directors, Capital Gold’s executive officers were awarded cash bonuses.  The specific cash bonuses and awards are set forth below.

Executive Officers	Cash Bonus

John Brownlie	$375
Christopher Chipman	$100
Scott Hazlitt	$100

On a going forward basis, the Compensation Committee will determine the cash bonus and/or equity incentive award based on the level of achievement of the financial and operational goals of Capital Gold and for the level of achievement of annual performance objectives of each individual named executive officer. These objectives may vary depending on the individual executive, but will relate generally to strategic factors such as establishment and maintenance of key strategic relationships, the development and operation of our mining projects, the identification and possible development of additional mining properties, and to financial factors such as raising capital and improving our results of operations. Bonuses, if awarded, are determined at the sole discretion of the Board of Directors as recommended by the Compensation Committee.

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “Plan”) is intended to attract and retain individuals of experience and ability, to provide incentive to our employees, consultants, and non-employee directors, to encourage employee and director proprietary interests in us, and to encourage employees to remain in our employ.  Each of the named executive officers is eligible for annual equity awards, which are granted pursuant to the Plan.

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

Stock options awarded under the Plan may vest and be exercisable at such times (not later than 10 years after the date of grant) and at such exercise prices (not less than Fair Market Value at the date of grant) as the Board may determine.  Unless otherwise determined by the Board, stock options shall not be transferable except by will or by the laws of descent and distribution. The Board may provide for options to become immediately exercisable upon a “change in control,” as defined in the Plan.  We believe this single-trigger is appropriate to ensure that continuing employees are treated the same as terminated employees with respect to outstanding equity grants.  No options may be granted under the Plan after the tenth anniversary of its effective date.  Unless the Board determines otherwise, there are certain continuous service requirements and the options are not transferable.  On July 23, 2009, at the recommendation of the Compensation Committee and upon approval by the Board of Directors, Capital Gold amended the 2006 Equity Incentive Plan to provide for cashless exercises of options by participants under the Plan. Payment of the option exercise price may be made (i) in cash or by check payable to Capital Gold, (ii) in shares of Common Stock duly owned by the optionholder (and for which the optionholder has good title free and clear of any liens and encumbrances), valued at the Fair Market Value on the date of exercise, or (iii) by delivery back to Capital Gold from the shares acquired on exercise of the number of shares of Common Stock equal to the exercise price, valued at the Fair Market Value on the date of exercise.

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

Employment Agreements

Capital Gold has entered into employment or engagements agreements with each of its named executive officers.  The agreements provide for certain payments if the named executive officers are terminated without cause or leave Capital Gold due to a material breach of the employment agreement by Capital Gold.  In connection with the employment/engagement agreements, Capital Gold also entered into change of control agreements with each of the named executive officers, which provides for certain payments upon a termination in connection with a change in control.  Capital Gold believes this is in the best interest of the stockholders because it encourages the continued attention and dedication of the named executive officers during a change in control.  These agreements are described in greater detail in the section entitled “Employment Agreements and Change in Control Agreements.”

On January 19, 2010, the Compensation Committee of the Board of Directors of Capital Gold approved a new employment agreement (the “Agreement”) for John Brownlie, its President, Chief Operating Officer and a Director. The term of the agreement is for three years commencing January 19, 2010, and will automatically extend for consecutive one-year terms unless Mr. Brownlie or we notify the other party that it does not wish to extend the Agreement. The Agreement provides for an initial base salary to Mr. Brownlie of $275 plus an immediate payment of $375 for reaching certain milestones. The Agreement provides for an additional payment of $375 upon the accomplishment of other goals. The Agreement also grants Mr. Brownlie 500,000 stock options.  The exercise price of the stock options is $3.60 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  Capital Gold utilized the Black-Scholes method to fair value the 500,000 options.  For the year ended July 31, 2010, Capital Gold recorded approximately $360 in equity compensation expense on the vested portion of these stock options.  The grant date fair value of each stock option was $2.16.  The stock options have a term of five years and vest as follows: one-third vested upon issuance and the balance vests on a one-third basis annually thereafter.

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

Tax and Accounting Implications

As part of its role, the Compensation Committee considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that Capital Gold may not deduct non-performance based compensation of more than $1 million that is paid to certain executives.  The Compensation Committee has considered the $1 million limit for federal income tax purposes on deductible executive compensation that is not performance based and believes that the compensation paid is generally fully deductible for federal income tax purposes.  However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for Capital Gold’s executive officers.

Summary Compensation Table

The following tables set forth the total compensation paid to or earned by Capital Gold’s named executive officers for fiscal years ended July 31, 2010, 2009 and 2008, respectively (in thousands):

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)
Gifford A. Dieterle,	2010	$182	$-	$-	$-	$-	$-	$-	$182
Director, Chairman,	2009	$288	$188	$-	$142	$-	$-	$-	$618
Treasurer and CEO	2008	$244	$325	$228	$168	$-	$-	$-	$965

John Brownlie(3),	2010	$252	$375	$-	$360	$-	$-	$753	$1,740
Director, President	2009	$259	$188	$-	$142	$-	$-	$-	$589
and COO	2008	$275	$318	$228	$168	$-	$-	$-	$989

Jeffrey Pritchard,	2010	$28	$-	$-	$-	$-	$-	$426	$454
Executive Vice	2009	$224	$169	$-	$142	$-	$-	$-	$535
President (4)	2008	$189	$284	$228	$168	$-	$-	$-	$869

Christopher M.	2010	$214	$100	$-	$53	$-	$-	$-	$367
Chipman, CFO	2009	$201	$169	$-	$71	$-	$-	$-	$441
	2008	$189	$278	$228	$168	$-	$-	$-	$863

J. Scott Hazlitt,	2010	$168	$100	$-	$53	$-	$-	$-	$321
COO	2009	$155	$75	$-	$71	$-	$-	$-	$301
	2008	$134	$141	$82	$118	$-	$-	$-	$475

(1)
Amounts shown represent the fair value of Capital Gold’s stock on the date of grant and include amounts from restricted stock awards granted in fiscal 2008. Refer to Note 15 to Capital Gold’s Consolidated Financial Statements for a discussion of assumptions made in the valuation of restricted stock awards. During 2009, Stock Awards comprised of the vested portion of restricted stock awards issued during fiscal 2008. During fiscal 2008, restricted stock awards were comprised of: 1) 62,500 shares of restricted stock issued each to Gifford A. Dieterle, John Brownlie, Jeffrey Pritchard and Christopher M. Chipman as well as 18,750 shares of restricted stock issued to J. Scott Hazlitt at the fair value of Capital Gold’s stock on the date of grant of $2.52, 2) 25,000 shares of restricted stock issued each to Gifford A. Dieterle, John Brownlie, Jeffrey Pritchard and Christopher M. Chipman as well as 12,500 shares of restricted stock to J. Scott Hazlitt at the fair value of Capital Gold’s stock on the date of grant of $2.80.

(2)
Amounts shown reflect amounts of option awards recognized for financial statement reporting purposes in accordance with ASC guidance for compensation—stock compensation, using the Black-Scholes option-pricing model and include amounts from stock option awards granted in fiscal 2008, 2009 and 2010. Refer to Note 15 to Capital Gold’s Consolidated Financial Statements in Capital Gold’s annual report on Form 10-K filed with the SEC on October 14, 2010 for a discussion of assumptions made in the valuation of option awards.  During fiscal 2010, option awards were comprised of: 1) 500,000 stock options issued to John Brownlie at an exercise price of $3.60 that vest one-third upon issuance and the balance on a one-third basis annually thereafter, and 2) 25,000 stock options issued to Christopher M. Chipman and J. Scott Hazlitt at an exercise price of $3.73 that vested 50%  upon issuance and the balance vests 25% annually thereafter.  During fiscal 2009, option awards were comprised of: 1) 125,000 stock options issued each to Gifford A. Dieterle, John Brownlie and Jeffrey Pritchard at an exercise price of $1.96; and 2) 62,500 stock options issued to Christopher M. Chipman and J. Scott Hazlitt at an exercise price of $1.96 that vested during the period.  During fiscal 2008, option awards were comprised of: 1) 125,000 stock options issued each to Gifford A. Dieterle, John Brownlie, Christopher M. Chipman and Jeffrey Pritchard at an exercise price of $2.52; 87,500 options issued to J. Scott Hazlitt at an exercise price of $2.52, 2) 37,500 stock options issued to John Brownlie at an exercise price of $1.36 that vested during the period.

(3)
On April 29, 2010, the Company entered into a severance agreement and general release with John Brownlie, the Company’s President and Chief Operating Officer (“COO”), pursuant to which Mr. Brownlie’s employment agreement terminated and he resigned as President and COO effective July 1, 2010.  Pursuant to the Severance Agreement, Mr. Brownlie is entitled to severance payments in the aggregate amount of approximately $1,388, payable over a six month period beginning June 2010; along with an additional $375 associated with the closing of the business combination agreement with Nayarit.  As of July 31, 2010, we have paid approximately $753.

(4)
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

Grant of Plan Based Awards Table

The following table sets forth information with respect to option awards and restricted stock awards during the fiscal year ended July 31, 2010 to Capital Gold’s named executive officers:

Name	Grant Date	All Other Stock Awards(1) (#)	All Other Option Awards: Number Of Securities Underlying Options(1) (# )	Exercise or base price of award(2) ($/Sh)	Grant Date Fair Value of Stock and Option Awards (3) ($)

Gifford A. Dieterle	12/20/07	-	125,000	2.52	168
	12/20/07	62,500	-	2.52	158
	7/17/08	25,000	-	2.80	70
	1/20/09	-	125,000	1.96	142

John Brownlie	12/20/07	-	125,000	2.52	168
	12/20/07	62,500	-	2.52	158
	7/17/08	25,000	-	2.80	70
	1/20/09	-	125,000	1.96	142
	1/19/10	-	500,000	3.60	1,081

Jeffrey Pritchard	12/20/07	-	125,000	2.52	168
	12/20/07	62,500	-	2.52	158
	7/17/08	25,000	-	2.80	70
	1/20/09	-	125,000	1.96	142

Christopher Chipman	12/20/07	-	125,000	2.52	168
	12/20/07	62,500	-	2.52	158
	7/17/08	25,000	-	2.80	70
	1/20/09	-	62,500	1.96	71
	7/26/10	-	25,000	3.73	53

J. Scott Hazlitt	12/20/07	-	87,500	2.52	118
	12/20/07	18,750	-	2.52	47
	7/17/08	12,500	-	2.80	35
	1/20/09	-	87,500	1.96	71
	7/26/10	-	25,000	3.73	53

(1)	Refer to the Compensation Discussion and Analysis for a description of the terms of and criteria for making these awards.

(2)
Exercise price or base price of the awards (per the 2006 Equity Incentive Plan) are based upon the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars.

(3)
Reflects the dollar amount Capital Gold would expense in its financial statements over the award vesting schedule recognized for financial reporting purposes in accordance with ASC guidance for compensation—stock compensation.  Assumptions used in the calculation of these amounts are included in Note 2 to Capital Gold’s Annual Report on Form 10-K, filed with the Securities Exchange Commission on October 14, 2009.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding options and restricted stock previously awarded to Capital Gold’s named executive officers as of July 31, 2010.

	Option Awards					Stock Awards
							Market
	Number of					Number of	Value of
	Securities	Number of				Shares or	Shares or
	Underlying	Securities				Units of	Units of
	Unexercised	Underlying	Option			Stock That	Stock That
	Options(1)	Unexercised	Exercise	Option	Option	Have	Have
	(#)	Options(2) (#)	Price	Grant	Expiration	Not Vested(3)	Not Vested
Name	Exercisable	Unexercisable	($)	Date	Date	(#)	($)(4)

Christopher M. Chipman	75,000	50,000	$2.52	12/20/2007	12/20/2014
	41,667	20,833	$1.96	01/20/2009	01/20/2014
	12,500	12,500	$3.73	07/26/2010	07/26/2015
						20,834	$78

J. Scott Hazlitt	52,500	35,000	$2.52	12/20/2007	12/20/2014
	41,667	20,833	$1.96	01/20/2009	01/20/2014
	12,500	12,500	$3.73	07/26/2010	07/26/2015
						6,250	$23

(1)	Stock options are generally granted one time per year.

(2)
Stock options issued on 12/20/07 vest at the rate of 20% upon grant date and 20% per year thereafter. Stock options issued on 1/20/09 vest at the rate of one-third upon issuance and the balance vest on a one-third basis annually thereafter.  Stock options on 7/26/10 vest at a rate of 50% upon grant date and 25% per year thereafter.

(3)	Restricted stock vests equally over a three year period.

(4)	Assumes stock price of $3.73 the closing price on July 31, 2010.

Option Exercised and Stock Vested Table

The following table sets forth certain information concerning options exercised and the vesting of Capital Gold’s common stock during the fiscal year ended July 31, 2010.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value of Realized on Vesting ($) (e)
Gifford A. Dieterle, Director, Chairman, Treasurer and CEO	59,084	$210	20,833	$53
John Brownlie, Director, President and COO	80,810	$315	20,833	$53
Jeffrey Pritchard, Director and Executive Vice President	26,932	$86	-	-
Christopher M. Chipman, CFO	-	$-	20,833	$53
J. Scott Hazlitt, COO	-	$-	6,250	$16

Employment Agreements and Change in Control Agreements

Capital Gold entered into employment agreements with Mr. Gifford Dieterle and engagement agreements with Mr. Christopher Chipman, Mr. John Brownlie and Mr. Scott Hazlitt.  Capital Gold amended and restated each of the agreements effective January 1, 2009 to provide that each of the agreements expire on December 31, 2011 and automatically renew for successive one-year periods unless either party provides written notice of its intent not to review at least 30 days prior to the expiration of the then-current term, to comply with Section 409A of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder.

Each of the agreements provide that the named executive officer is entitled to a base salary or base fee, payable in monthly installments, and to participate in any annual incentive bonus opportunity offered by Capital Gold.  If Capital Gold awards bonuses, it must be paid within 90 days of the end of Capital Gold’s fiscal year for which the bonus is earned.  If the named executive officer is terminated without cause, or terminates employment because of a material, uncured breach of the agreement by Capital Gold, the named executive officer is entitled to a pro rata portion of any bonus.

Each of the named executive officers has agreed to maintain the confidentiality of Capital Gold’s proprietary information.  In addition, for 180 days following termination of employment (regardless of the reason for termination), each of the named executive officers has agreed not to compete with Capital Gold, solicit Capital Gold’s suppliers, vendors, business associates, independent consultants or employees, or make any disparaging remarks about Capital Gold.

If the named executive officer is terminated for “cause,” or the executive resigns, dies or becomes disabled, the executive is entitled only to the fees and reasonable and necessary business expenses incurred by him in connection with the agreement.  Cause includes the failure or refusal to perform the services required under the agreement, a material breach by the executive of any term of the agreement, or the conviction of a crime that results in imprisonment or involves embezzlement, dishonesty, or activities injurious to Capital Gold or its reputation.

If the named executive officer is terminated without “cause” or leaves Capital Gold due to a material, uncured breach by Capital Gold of the agreement, the named executive officer is entitled a cash payment equal to the greater of the executive’s base salary or base rate in effect on the date of termination or the balance of the base salary or base rate remaining in the then current term of the agreement, payable in equal monthly installments.  These payments will terminate if the executive breaches the confidentiality and non-competition provisions of the agreement.

On September 17, 2009, Capital Gold terminated Jeffrey W. Pritchard as Executive Vice President and Secretary of Capital Gold without cause pursuant to a restructuring of its corporate investor relations functions.  The termination was effective September 15, 2009.  Mr. Pritchard also resigned as a Director effective September 29, 2009.  As part of the settlement, Mr. Pritchard received a lump sum payment of approximately $426, and will receive an additional payment of approximately $65, if Mr. Pritchard fulfills certain terms of the termination agreement.  Mr. Pritchard was entitled to change in control benefits should Capital Gold enter into a transaction as of December 31, 2009 with certain entities that would result in a “Change in Control” as defined in his Change in Control Agreement with Capital Gold.  There was no such transaction as of this date.

On January 19, 2010, the Compensation Committee of the Board of Directors of Capital Gold approved a new employment agreement (the “Agreement”) for John Brownlie, its President, Chief Operating Officer and a Director. The term of the agreement is for three years commencing January 19, 2010, and will automatically extend for consecutive one-year terms unless Mr. Brownlie or we notify the other party that it does not wish to extend the Agreement. The Agreement provides for an initial base salary to Mr. Brownlie of $275 plus an immediate payment of $375 for reaching certain milestones. The Agreement provides for an additional payment of $375 upon the accomplishment of other goals. The Agreement also grants Mr. Brownlie 500,000 stock options.  The exercise price of the stock options is $3.60 per share (per the Plan, the closing price on the Toronto Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  Capital Gold utilized the Black-Scholes method to fair value the 500,000 options.  For the six months ended January 31, 2010, Capital Gold recorded approximately $373 in equity compensation expense on the vested portion of these stock options.  The grant date fair value of each stock option was $2.16.  The stock options have a term of five years and vest as follows: one-third vested upon issuance and the balance vests on a one-third basis annually thereafter.

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

On March 11, 2010, Capital Gold entered into an agreement with Gifford A. Dieterle, the Chief Executive Officer (“CEO”) of Capital Gold and Chairman of the Board, pursuant to which Mr. Dieterle resigned his position as CEO and Chairman of the Board, effective March 18, 2010. Pursuant to the agreement, Mr. Dieterle is to receive lump sum payments totaling approximately $376 in September 2010, and additional payments totaling approximately $288 during 2011. In addition, Mr. Dieterle received $100 in shares of Capital Gold's common stock in September 2010.

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

In connection with the consummation of the Business Combination, the Company entered into a separate employment agreement with Colin Sutherland, the former CEO and President of Nayarit, to become the President of the Company. The agreement has an initial one year term, which automatically renews unless either party gives 60 days written notice prior to the expiration of the term. Either party may terminate the employment relationship at any time, subject to possible severance payments as set forth below.  Pursuant to the agreement, Mr. Sutherland is entitled to receive an annual base salary of $226. The agreement also provides for the award of an annual discretionary bonus. Also, at the recommendation of the Compensation Committee of the Board of Directors, the Company’s Board of Directors approved the issuance of 25,000 options to Mr. Sutherland under our 2006 Equity Incentive Plan. The stock options have a term of five years and vest as follows: 50% vested upon issuance and the balance vests 25% annually thereafter. The exercise price of the stock options is $3.73 per share

Pursuant to the employment agreement, the Company will be obligated to make severance payments to Mr. Sutherland if the employment relationship is terminated by the Company without Cause (as defined in the Employment Agreement) or by the employee for a material breach by the Company of any of the terms of the Employment Agreement.  The Employment Agreement provides for the payment of severance to Mr. Sutherland in the following amounts: (a) a lump sum equal to one year of base salary if the Company terminates without cause or employee terminates for material breach by the Company, provided at least one year has elapsed since the date of employee’s original employment; (b) a lump sum equal to eighteen months of base salary if the Company terminates without cause, provided at least five years has elapsed since the date of employee’s original employment; (c) the portion of premiums of Mr. Sutherland’s group health insurance, including coverage for his eligible dependents, that the Company paid immediately prior to Mr. Sutherland’s separation of employment. The Company also entered into an agreement regarding Change of Control with Mr. Sutherland with terms similar to the other Named Executive Officers as described below except in the event a Change of Control occurs within the initial term of the Employment Agreement, Mr. Sutherland shall be instead be entitled to an amount equal to (x) three times the Executive’s base salary in effect on the date of the Change of Control, plus (y) the lesser of either [A] an amount equal to the product of (i) the number of calendar months the Executive was employed with the Company prior to the Change of Control multiplied by US$10, multiplied by (ii) three, or [B] US$100.

Change in Control Agreements

Capital Gold has entered into an Agreement Regarding Change in Control with each of the currently serving named executive officers.  Capital Gold amended and restated each of the change in control agreements effective January 1, 2009 to provide that each of the agreements expire on December 31, 2011 and automatically renew for successive one-year periods unless Capital Gold provides written notice of its intent not to renew.  However, if a change in control occurs during the term of the change in control agreements, the term shall continue through and terminate on the first anniversary of the date on which the change in control occurs.  In addition, Capital Gold removed a provision that provided that, upon a change in control, the exercise of all outstanding options would decrease to $0.01.

Capital Gold believes it is essential to the best interests of the shareholders to foster the continuous efforts of its key management team during significant transactions such as a change in control.  Capital Gold believes that there will likely be consolidation within its industry and believes it is important to incent its executives to remain with Capital Gold during any potential corporate transaction.

Each of the named executive officers are entitled to change in control benefits if their employment is terminated after a change in control either (1) by Capital Gold for any reason other than permanent disability or cause, as defined in the agreement, (2) by the executive for good reason, as defined in the agreement or, (3) by the executive for any reason during the 30 day period commencing on the first date which is six months after the date of the change in control.  The named executive officers are also entitled to change in control benefits if a potential change in control (as defined below) occurs and Capital Gold terminates the executive’s employment for any reason other than due to permanent disability or cause.

The change in control benefits include a lump sum payment in an amount equal to three times (1) the executive’s base salary in effect on the date of the change in control, or, if greater, as in effect immediately prior to the change in control; and (2) the executive’s bonus award for the year immediately preceding the change in control.  All unvested options immediately become vested.  In addition, Capital Gold will pay for outplacement services and tax and financial counseling services through the end of the second tax year following termination.  Each agreement also provides that the executive is entitled to a payment to make him whole for any federal excise tax imposed on change in control or severance payments received by him.

A “change of control” is deemed to occur on the earlier of (1) the date any person is or becomes the beneficial owner of securities representing 30% or more of the voting power of Capital Gold’s then outstanding securities; (2) the date on which the following individuals cease for any reason to constitute a majority of the number of directors then serving: (i) individuals who, as of the date of the change in control agreement, constitute the Board and (ii) any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of Capital Gold) whose appointment or election by the Board or nomination for election by Capital Gold’s stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date of the change of control agreement or whose appointment, election or nomination for election was previously so approved or recommended; (3) the consummation of a Amalgamation or consolidation of Capital Gold or any direct or indirect subsidiary with another entity, other than a transaction where the individuals serving on the board of directors constitute at least a majority of the combined entity and the outstanding securities continue to represent at least 50% of the combined voting power of the combined entity or a transaction to effect a recapitalization of Capital Gold where no person is or becomes the holder of securities representing 30% or more of the combined voting power; (4) the approval by the stockholders of Capital Gold or a plan of complete liquidation or dissolution of Capital Gold; or (5) the sale or disposition or all or substantially all of Capital Gold’s assets, other than a sale or disposition to an entity of which 50% the combined voting power is held by Capital Gold’s stockholders.

However, a change in control will not be deemed to occur if the record holders of Capital Gold’s stock continue to have substantially the same proportionate ownership of Capital Gold following such transaction or series of transactions.

A “potential change in control” occurs when (1) Capital Gold enters into an agreement, the consummation of which would result in a change in control; (2) a person publicly announces an intention to take or to consider taking actions, the consummation of which would result in a change in control, which announcement has not been rescinded; (3) a person becomes the beneficial owner of securities representing 20% or more of outstanding shares of common stock of Capital Gold or the combined voting power of its then outstanding securities; or (4) the Board adopts a resolution that a potential change in control exists, which resolution has not been modified.

Potential Payments upon Termination

The table at the end of this section describes the estimated potential payments upon termination or change in control of Capital Gold for the Named Executive Officers based upon the agreements that were then in effect.  The table assumes that the termination or change in control occurred on July 31, 2009. Capital Gold amended and restated each of the executive’s agreements effective January 1, 2009 to provide that each of the agreements expire on December 31, 2011.  The following disclosure information reflects the terms of our agreements with the Named Executive Officers currently in effect rather than those in effect on July 31, 2009 which the table is based upon.  Please refer to “Employment Agreements and Change in Control Agreements” section above for more details on the provisions within these agreements. The actual amounts to be paid can only be determined at the time of such executive’s separation from Capital Gold.

Retirement Benefits

Capital Gold currently does not offer any employee benefit plans to all employees.

Voluntary Termination or Expiration of Agreement

A Named Executive Officer would receive no payments or other benefits upon voluntary termination or the expiration of his agreement, except for accrued base salary or fees, vacation time or any reasonable and necessary business expenses incurred in connection with his duties prior to termination.

Termination Without Cause

Capital Gold provides for benefits in the case of termination without cause based upon an amount equal to the greater of a Named Executive Officer’s base annual salary or fees in effect upon the date of termination or the balance of the base salary or fees remaining in the then current term of the Named Executive Officer’s agreement.  Please see the Employment Agreements and Change of Control Agreement section above beginning on page 12 for a description of the terms of these agreements.  Each Named Executive Officer also is entitled to accrued base salary or fees, vacation time or any reasonable and necessary business expenses incurred in connection with his duties prior to termination. In the event that a Named Executive Officer’s employment terminates without cause prior to the last day of the fiscal year for which the bonus applies, he will be entitled to a bonus prorated for the period from the beginning of that fiscal year to the date of termination.

Termination for Cause

No additional benefits are payable to any Named Executive Officer, including under any Change in Control agreement, in any case of termination for cause other than accrued base salary or fees, vacation time and any reasonable and necessary business expenses incurred in connection with his duties prior to termination. Capital Gold generally defines cause as: (a) failure or refusal to perform the services required; (b) a material breach by the Named Executive Officer of any of the terms of their applicable agreement (including non-competition, non-solicitation, anti-raiding and non-disparagement terms); or (c) conviction of a crime that either results in imprisonment or involves embezzlement, dishonesty, or activities injurious to Capital Gold or its reputation.

Change in Control

Capital Gold’s 2006 Equity Incentive Plan provides for immediate vesting of unvested restricted stock and stock options upon a change in control of Capital Gold.  Capital Gold also provides change of control benefits to its Named Executive Officers pursuant to Change in Control agreements.  These Agreements run through December 31, 2011 and automatically renew for one year periods thereafter, unless Capital Gold notifies the executive prior to any extension date that the agreement term is not being extended.   A change of control is generally defined as:

1)	The date any person acquires beneficial ownership of 30% or more, directly or indirectly, of the combined voting power of the then outstanding securities of Capital Gold entitled to vote; or

2)
The date on which the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the date of the Change In Control Agreement, constitute the Board and any new director (other than one whose initial assumption of office in connection with an actual or threatened election contest) whose appointment or election by the Board or nomination for election by Capital Gold’s stockholders was approved or recommended by a vote of at least 2/3 of the directors then still in office who either were directors on the date of the Change In Control Agreement or whose appointment, election or nomination for election was previously so approved or recommended; or

3)
The date on which there is consummated a merger or consolidation of Capital Gold or any direct or indirect subsidiary of it with any other corporation or other entity, other than (i) a merger or consolidation (A) immediately following which the individuals who comprise the Board immediately prior thereto constitute at least a majority of the board of directors of Capital Gold, the entity surviving such merger or consolidation or, if Capital Gold or the entity surviving such merger or consolidation is then a subsidiary, the ultimate parent thereof and (B) which results in the voting securities of Capital Gold outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of Capital Gold or any subsidiary of it, at least 50% of the combined voting power of the securities of Capital Gold or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (ii) a merger or consolidation effected to implement a recapitalization of Capital Gold (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of securities of Capital Gold representing 30% or more of the combined voting power of Capital Gold’s then outstanding securities; or

4)
The date on which the stockholders of Capital Gold approve a plan of complete liquidation or dissolution of it or there is consummated an agreement for the sale or disposition by Capital Gold of all or substantially all of its assets, other than a sale or disposition by Capital Gold of all or substantially all of its assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned by stockholders of Capital Gold, in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of Capital Gold or any subsidiary of it, in substantially the same proportions as their ownership of Capital Gold immediately prior to such sale.

Change of Control Benefits

The Named Executive Officers shall be entitled to change in control benefits if their engagement by Capital Gold is terminated during their applicable agreement term but after a Change in Control (i) by Capital Gold for any reason other than permanent disability or cause, (ii) by the Named Executive Officer for good reason or (iii) by the Named Executive Officer for any reason during the 30-day period commencing on the first date which is six months after the date of the Change in Control.  Capital Gold defines good reason as any of the following without the executive’s prior consent: (a) a significant adverse change in the nature, scope or status of the executive’s position, authorities or services from those in effect immediately prior to the Change in Control; (b) the failure by Capital Gold to pay the executive any portion of the executive’s current compensation; (c) a reduction in the executive’s annual base compensation (or a material change in the frequency of payment) as in effect immediately prior to the Change in Control; (d) the failure by Capital Gold to award the Executive an annual bonus in any year which is at least equal to the annual bonus awarded to the Executive for the year immediately preceding the year of the Change in Control; (e) the failure by Capital Gold to award the Executive equity-based incentive compensation (such as stock options, shares of restricted stock, or other equity-based compensation) on a periodic basis consistent with Capital Gold’s practices with respect to timing, value and terms prior to the Change in Control; (f) the failure of Capital Gold to award the Executive incentive compensation of any nature based on attained milestones when such milestones are attained; or (g) the failure of Capital Gold to obtain a satisfactory agreement from any successor to it to assume and agree to perform the Change In Control agreement.

If an executive is eligible for termination benefits under the Change of Control provisions within such executive’s agreement, the executive is entitled to, in addition to any amounts he is entitled to under his employment agreement:

•	an amount equal to three times the executive’s base salary or fees in effect on the date of the Change in Control or, if greater, as in effect immediately prior to the date of termination;

•	an amount equal to three times the executive’s bonus award for the year immediately preceding the year of the Change in Control;

•	all unvested Capital Gold options shall immediately become vested, and any exercise must occur no later than March 15 of the calendar year after the date of termination;

•
outplacement services and tax and financial counseling suitable to such executive’s position through the end of the second taxable year after the taxable year of his or her separation from service with Capital Gold (or earlier if such executive gains employment); and

•	certain gross-up payments for excise taxes on the change of control payment.

Death

Upon the death of a Named Executive Officer, his agreement terminates.  Capital Gold will pay the executive’s estate or beneficiary, as applicable, all accrued base salary, all accrued vacation time and any reasonable and necessary business expenses incurred by executive in connection with his duties, all to the date of termination.

Disability

Capital Gold can terminate a Named Executive Officer’s employment if such executive is disabled, generally upon at least thirty 30 days’ written notice.  For most of the Named Executive Officers, disability means that he is prevented by illness, accident or other disability (mental or physical) from performing the essential functions of the position for one or more periods cumulatively totaling three months during any consecutive 12 month period.  For Messrs. Brownlie and Chipman, disability means either executive’s inability effectively to substantially provide their services by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months.  In the event the executive’s agreement is terminated, Capital Gold shall pay to the executive all accrued base salary or fees, all accrued vacation time and any reasonable and necessary business expenses incurred by him in connection with his duties, all to the date of termination.  In addition, if Messrs. Dieterle, Pritchard or Hazlitt is terminated due to their disability, Capital Gold shall pay to them severance payments in an amount equal to one month of their respective base annual salaries.

Termination by the Named Executive Officer Due to Material Breach by Company

The Named Executive Officer can terminate his agreement due to a material breach of such agreement by Capital Gold upon 30 days written notice specifying the breach, and failure of Capital Gold to either (i) cure or diligently commence to cure the breach within the 30-day notice period, or (ii) dispute in good faith the existence of the material breach. In the event of such a termination, the Named Executive Officer is entitled to the same termination benefits described in “Termination Without Cause” above.

Accelerated Vesting of Restricted Stock and Stock Options

The amounts shown below assume vesting as of July 31, 2010 of restricted stock or stock options at the year-end closing price of $3.73.

280G Tax Gross-Up

Upon a change in control of Capital Gold, our executives may be subject to certain excise taxes pursuant to Section 280G of the Internal Revenue Code. Capital Gold has agreed to reimburse our executives for all excise taxes that are imposed on the executive under Section 280G.  Any 280G tax gross-up amounts reflected in the tables below assume that such executive is entitled to a full reimbursement by Capital Gold of any (a) excise taxes that are imposed on the executive as a result of the change in control, (b) any income and excise taxes imposed on the executive as a result of Capital Gold’s reimbursement of the excise tax amount, and (c) any additional income taxes and excise taxes that are imposed on the executive as a result of Capital Gold’s reimbursement of the executive for any excise or income taxes. The calculation of the 280G gross-up amount in the tables below is based upon a 280G excise tax rate of 20%, a 35% federal income tax rate, a 1.45% Medicare tax rate and a 6.85% state income tax rate.

For purposes of the Section 280G calculation, it is assumed that no amounts will be discounted as attributable to reasonable compensation and no value will be attributed to the executive executing a non-competition agreement.

Name	Termination Without Cause (1) ($)	Change in Control ($)	Death ($)	Disability ($)

Colin Sutherland(2)
Base Benefit	56	-	-	-
Bonus	-	-	-	-
Change in Control Payment	-	777	-	-
Accelerated Vesting of Restricted Stock	-	-	-	-
Accelerated Vesting of Stock Options	-	26	-	-
Disability Coverage	-	-	-	-
Outplacement Services	-	10	-	-
280G Tax Gross-Up	-	-	-	-

Total	56	813	-	-

Christopher M. Chipman
Base Benefit	281	-	-	-
Bonus	-	-	-	-
Change in Control Payment	-	975	-	-
Accelerated Vesting of Restricted Stock	-	10	-	-
Accelerated Vesting of Stock Options	-	106	-	-
Disability Coverage	-	-	-	-
Outplacement Services	-	10	-	-
280G Tax Gross-Up	-	416	-	-

Total	281	1,517	-	-

J. Scott Hazlitt
Base Benefit	250	-	-	-
Bonus	-	-	-	-
Change in Control Payment	-	900	-	-
Accelerated Vesting of Restricted Stock	-	3	-	-
Accelerated Vesting of Stock Options	-	65	-	-
Disability Coverage	-	-	-	-
Outplacement Services	-	10	-	-
280G Tax Gross-Up	-	414	-	-

Total	250	1,392	-	-

(1)
Termination without cause payments for Named Executives Officers were based upon employment and engagement agreements in effect as of October 1, 2010.  All Named Executive Officers were eligible to receive a cash payment equal to the greater of (i) the executive’s base salary or base rate in effect on the date of termination or (ii) the balance of the base salary or base rate remaining in the then current term of the agreement.

(2)
On August 2, 2010, in connection with the consummation of the Business Combination, the Company entered into a separate employment agreement with Colin Sutherland, the former CEO and President of Nayarit, to become the President of the Company.  Mr. Sutherland is a resident in Canada and compensated as such; therefore, the provisions under this Internal Revenue Code are deemed to not be applicable.

Compensation Committee Report

Our Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report with management.  Based on our Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the our Annual Report on Form 10-K, as amended, for the fiscal year ended July 31, 2010 for filing with the SEC.

COMPENSATION COMMITTEE
John W. Cutler, Committee Chairman
Gary C. Huber
Stephen M. Cooper

The foregoing Compensation Committee report shall not be deemed incorporated by reference into any filings under the Securities Act or the Exchange Act, and shall not otherwise be deemed filed under these acts, except to the extent we specifically incorporate this report by reference into such filings.

Audit Committee Report

The primary responsibility of the Audit Committee (the “Committee”) is to assist the Board of Directors in discharging its oversight responsibilities with respect to financial matters and compliance with laws and regulations. The primary methods used by the Committee to fulfill its responsibility with respect to financial matters are:

•	To appoint, evaluate, and, as the Committee may deem appropriate, terminate and replace Capital Gold’s independent registered public accountants;

•	To monitor the independence of Capital Gold’s independent registered public accountants;

•	To determine the compensation of Capital Gold’s independent registered public accountants;

•	To pre-approve any audit services, and any non-audit services permitted under applicable law, to be performed by Capital Gold’s independent registered public accountants;

•	To review Capital Gold’s risk exposures, the adequacy of related controls and policies with respect to risk assessment and risk management;

•	To monitor the integrity of Capital Gold’s financial reporting processes and systems of control regarding finance, accounting, legal compliance and information systems; and

•	To facilitate and maintain an open avenue of communication among the Board of Directors, management and Capital Gold’s independent registered public accountants.

In discharging its responsibilities relating to internal controls, accounting and financial reporting policies and auditing practices, the Committee discussed with Capital Gold’s independent registered public accountants, BDO USA, LLP, the overall scope and process for its audit. The Committee has met with BDO USA, LLP, with and without management present, to discuss the results of its examinations and the overall quality of Capital Gold’s financial reporting.

The Committee has discussed with BDO USA, LLP its judgments about the quality, in addition to the acceptability, of the Capital Gold’s accounting principles as applied in Capital Gold’s financial reporting, as required by Statement on Auditing Standards No. 90 “Communications with Audit Committees.”

The Committee also has received a letter from BDO USA, LLP that is required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with BDO USA, LLP their independence.

The Committee has met and held discussions with management. The Committee has reviewed and discussed with management Capital Gold’s audited consolidated financial statements as of and for the fiscal years ended July 31, 2010 and 2009.

Based on the reviews and discussions referred to above, the Committee recommended to the Board of Directors that the audited financial statements referred to above be included in Capital Gold’s Annual Report for the year ended July 31, 2010.

This report is respectfully submitted by the members of the Audit Committee of the Board of Directors.

AUDIT COMMITTEE
John W. Cutler, Committee Chairman
Gary C. Huber
Stephen M. Cooper

Change of Auditors

As a result of a review process undertaken by the Audit Committee of the Board of Directors (the “Audit Committee”) of Capital Gold Corporation (the “Company”), on January 19, 2010, Capital Gold notified Wolinetz, Lafazan & Company, P.C. (“Wolinetz”) that it was dismissed as Capital Gold’s independent registered public accounting firm.  The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by Wolinetz.

The reports of Wolinetz on Capital Gold’s financial statements for the fiscal years ended July 31, 2009 and 2008 contained no adverse opinion or disclaimer of opinion, were not qualified or modified as to uncertainty, audit scope or accounting principles.

During Capital Gold’s fiscal years ended July 31, 2009 and 2008, and through January 19, 2010, there have been no disagreements with Wolinetz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of Wolinetz, would have caused Wolinetz to make reference thereto in its reports on the financial statements.

The Company has engaged BDO USA, LLP (“BDO”) as its new independent registered public accounting firm as of January 22, 2010. During the fiscal years ended July 31, 2009 and 2008, and through January 22, 2010, Capital Gold did not consult with BDO regarding any of the matters described in Item 304(a)(2)(i) and (ii) of Regulation S-K. In deciding to select BDO, the Audit Committee reviewed auditor independence issues and existing commercial relationships with BDO and concluded that BDO has no commercial relationship with Capital Gold that would impair its independence.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

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

Beneficial Ownership of Capital Gold’s Securities

The following table sets forth as of October 1, 2010, the number and percentage of outstanding shares of Common Stock beneficially owned by:

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

This table is based upon information supplied by Schedules 13D and 13G, if any, filed with the SEC, and information obtained from our directors and named executives. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock which such person has the right to acquire within 60 days of November 1, 2010. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named in the table, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, Capital Gold believes, based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares Common Stock which they beneficially own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Approximate Percentage Beneficial Ownership (1)

Sprott Asset Management, Inc.	8,071,025		13. 1%
Suite 2700, South Tower
Royal Bank Plaza
Toronto, ON M5J 2J1
Canada

Van Eck Associates Corporation	4,193,000	(2)	6. 8%
335 Madison Ave., 19th Flr
New York, NY 10017

Colin Sutherland*	242,318	(3)	**
76 Temple Terrace, Ste. 150
Lower Sackville, Nova Scotia, B4C 0A7

Christopher M. Chipman*	337,500	(3)	**
826 Fayette Street
Conshohocken, PA 19428

Scott Hazlitt*	462,500	(3)	**
9428 W. Highway 50
Salida, CO 81201

Gary C. Huber*	75,000	(3)	**
2101 East Euclid Ave.
Centennial, CO 80121

John W. Cutler*	243,950	(3)	**
4190 Lively Lane
Dallas, TX

Stephen M. Cooper*	226,500	(3)	**
10475 Park Meadows Drive
Suite 600
Lone Tree, CO 80124

All Officers and Directors as a Group (6 persons)	1,562,768	(3)	2.5%

* Officer and/or Director of Capital Gold Corporation
** Less than 1%

(1)	Based upon 61,324,632 shares issued and outstanding as of November 1, 2010.
(2)	Represents shares held within mutual funds and other client accounts managed by Van Eck Associates Corporation, none of which owns more than 5% of Capital Gold’s outstanding shares of Common Stock.
(3)
For Messrs. Sutherland, Chipman and Hazlitt includes, respectively, 226,072 shares, 212,500 shares and 175,000 shares issuable upon exercise of options. For Messrs. Cutler and Cooper includes 225,000 shares each issuable upon exercise of options. For Mr. Huber includes 75,000 shares issuable upon exercise of options.

Changes in Control

The Company has executed a definitive merger agreement with Gammon Gold Inc., which the company expects to result in a change in control of the company, as further described in the proxy statement / prospectus on Form F-4  first filed with the SEC on November 5, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In August 2002, we purchased marketable equity securities of a related company. We recorded approximately $7, $6 and $6 in expense reimbursements including office rent from this entity for the years ended July 31, 2010, 2009 and 2008, respectively.

 We utilize a Mexican Corporation, Caborca Industrial, for mining services. Caborca Industrial was 100% owned by our former Chief Executive Officer and another former officer of the Company. Ownership was relinquished upon their recent resignations, and as of July 31, 2010, the Company was in the process of transitioning ownership to two other of the Company’s executives. These services include but are not limited to the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at slightly above cost. Mining expenses charged by Caborca Industrial and eliminated upon consolidation amounted to approximately $5,807, $4,767 and $3,775 for the year ended July 31, 2010, 2009 and 2008, respectively.

We incurred approximately $7, $15 and $7 for the years ended July 31, 2010, 2009 and 2008, respectively, for services provided related to marketing materials. The firm providing the services is owned and operated by relatives of our former President and COO, John Brownlie.

 During the years ended July 31, 2010, 2009 and 2008, we paid Jack Everett, our former Vice President Exploration and Director, consulting fees of $0, $0 and $100, respectively.  During the years ended July 31, 2010, 2009 and 2008, we paid Robert Roningen, a former director, legal and consulting fees of $28, $8 and $35, respectively.

A majority of the members of our board of directors have qualified as “independent” as defined in Section 803(a)(2) of the NYSE EURONEXT Company Guide.  The Board of Directors has assessed the independence of each non-employee director under the independence standards of the NYSE EURONEXT, and has affirmatively determined all of our non-employee directors (Messrs. Cooper, Cutler and Huber) are independent. Our Audit, Nominating and Corporate Governance, Compensation, and Mergers and Acquisitions Committees are composed entirely of independent directors.

Item 14. Principal Accountant Fees and Services.

The Audit Committee had appointed the firm of Wolinetz, Lafazan & Company, P.C. (“WL”) as our independent registered public accountants for the fiscal year ending July 31, 2010 subsequently ratified by the stockholders.

As a result of a review process undertaken by the Audit Committee on January 19, 2010, we notified WL that it was dismissed as our independent registered public accounting firm.  The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by WL.

The reports of WL on the Company’s financial statements for the fiscal years ended July 31, 2009 and 2008 contained no adverse opinion or disclaimer of opinion, were not qualified or modified as to uncertainty, audit scope or accounting principles.

During our fiscal years ended July 31, 2009 and 2008, and through January 19, 2010, there have been no disagreements with WL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of WL, would have caused WL to make reference thereto in its reports on the financial statements.

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

BDO audited our financial statements for the year ended July 31, 2010.  WL audited our financial statements for the years ended July 31, 2009 and 2008. All audit and professional services provided by BDO and WL were approved in advance by the Audit Committee to assure such services do not impair the auditor's independence from us. The total aggregate fees billed by BDO were $371 for the fiscal year ended July 31, 2010.  The total aggregate fees billed by WL were $139, $247 and $125 for the fiscal years ended July 31, 2010, 2009 and 2008, respectively. The following table shows the detailed fees billed to us by BDO for professional services rendered during the fiscal year ended July 31, 2010.

Description of Fees	2010
Audit Fees	$299
Audit-Related Fees	72
Tax Fees	-
All Other Fees	-
Total Fees	$371

Audit Fees.  Represents fees for professional services provided for the audit of our annual financial statements, services that are performed to comply with generally accepted auditing standards, and review of our financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

Audit-Related Fees.  Represents the fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees.  This represents professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees.  BDO and WL were paid other fees for professional services related to the filing of the Company’s Form S-4, during the fiscal years ended July 31, 2010.

The Board of Directors considers BDO to be well qualified to serve as our independent public accountants.  The Audit Committee will pre-approve all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwriting) and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the "de minimus" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision. The Audit Committee may review and approve the scope and staffing of the independent auditors' annual audit plan.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Amendment.

10.32	Exploration and Assignment Option Agreement of Mining Concessions by and between Compañía Minera Huajicari, S.A. de C.V.,and Nayarit Gold de México, S.A. de C.V. dated May 8, 2008.
10.33	Amendment to the Exploration and Option to Purchase Mining Concessions Agreement by and between Compañia Minera Huajicari, S.A. de C.V., and Nayarit Gold de Mexico, S.A. de C.V., dated June, 2010.
10.34
Amendment to the Exploration and Option to Purchase Mining Concessions Agreement by and between Compañia Minera Huajicari, S.A. de C.V., and Nayarit Gold de Mexico, S.A. de C.V., dated December 10, 2009.

10.35	Orion Royalty Agreement by and between Nayarit Gold Inc. and Belitung Limited dated January 30, 2004.
23.1	Consent of BDO USA, LLP, independent registered public accountants.
23.2	Consent of Wolinetz, Lafazan & Company, P.C., independent registered public accountants.
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 from the Company’s Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 from the Company’s Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.

Statements contained in this Amendment as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to the Original Filing or is included in any forms indicated above, each such statement is deemed to be qualified and amplified in all respects by such provisions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GOLD CORPORATION

Dated: November 23, 2010	By:	/s/ Colin Sutherland
Colin Sutherland, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Colin Sutherland	November 23, 2010
Colin Sutherland, President and Director
(Principal Executive Officer)

/s/ Christopher M. Chipman	November 23, 2010
Christopher M. Chipman, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

/s/ Scott Hazlitt	November 23, 2010
Scott Hazlitt, Chief Operating Officer and Director

/s/ Steve Cooper	November 23, 2010
Steve Cooper, Chairman of the Board, Director,

/s/ John W. Cutler	November 23, 2010
John W. Cutler, Director

November __, 2010
Gary Huber, Director