Form 10-Q
period 2010-10-31
CAPITAL GOLD CORP
filed 2010-12-10
CIK 726845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010

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
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at December 2, 2010

Common Stock, par value $.0001 per share	61,324,632

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three months ended October 31, 2010.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements as of, and for the fiscal year ended July 31, 2010.

The results reflected for the three months ended October 31, 2010 are not necessarily indicative of the results for the entire fiscal year ending July 31, 2011.

As discussed more fully in Note 1 to the accompanying condensed consolidated financial statements, the financial information for the three months ended October 31, 2009 has been recast so that the basis of presentation is consistent with that of the financial information as of July 31, 2010 and for the three months ended October 31, 2010. This recast reflects a 1-for-4 reverse stock split of the Company’s common stock that became effective on January 25, 2010.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except for share and per share amounts)

	October 31, 2010 (unaudited)	July 31, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$9,254	$12,125
Accounts Receivable	187	-
Stockpiles and Ore on Leach Pads (Note 6)	36,933	32,896
Material and Supply Inventories (Note 5)	2,306	1,953
Marketable Securities (Note 4)	103	30
Prepaid Expenses	330	431
Other Current Assets (Note 7)	2,943	1,471
Total Current Assets	52,056	48,906

Mining Concessions (Note 11)	17,701	52
Property & Equipment – net (Note 8)	68,913	21,390
Goodwill (Note 9)	3,480	-
Intangible Assets – net (Note 10)	734	730

Other Assets:
Deferred Financing Costs	1,065	1,351
Security Deposits	77	66
Total Other Assets	1,142	1,417
Total Assets	$144,026	$72,495
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,607	$907
Accrued Expenses (Note 18)	5,960	5,040
Derivative Contracts (Note 17)	17	40
Deferred Tax Liability (Note 19)	7,666	7,462
Current Portion of Long-term Debt (Note 16)	3,100	3,600
Total Current Liabilities	18,350	17,049

Reclamation and Remediation Liabilities (Note 12)	2,665	2,373
Other Liabilities	308	373
Non-Current Deferred Tax Liability (Note 19)	17,869	971
Long-Term Debt (Note 16)	400	800
Total Long-term Liabilities	21,242	4,517

Commitments and Contingencies	-	-

Stockholders’ Equity:
Common Stock, Par Value $.0001 Per Share; Authorized 75,000,000 shares; Issued and Outstanding 61,290,287 and 48,768,665 shares, respectively	6	5
Additional Paid-In Capital	113,354	65,391
Accumulated Deficit	(7,141)	(10,095)
Deferred Compensation	(9)	(80)
Accumulated Other Comprehensive Income (Note 14)	(1,776)	(4,292)
Total Stockholders’ Equity	104,434	50,929
Total Liabilities and Stockholders’ Equity	$144,026	$72,495
The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The Three Months Ended
	October 31,
	2010	2009
Revenues
Sales – Gold, net	$18,952	$11,727
Costs and Expenses:
Costs Applicable to Sales	7,210	4,110
Depreciation and Amortization	960	601
General and Administrative	3,534	1,630
Exploration	623	331
Total Costs and Expenses	12,327	6,672
Income from Operations	6,625	5,055

Other Income (Expense):
Interest Income	3	3
Interest Expense	(302)	(376)
Other Income (Expense)	1	(24)
Total Other Expense	(298)	(397)

Income before Income Taxes	6,327	4,658

Income Tax Expense	(3,373)	(1,719)

Net Income	$2,954	$2,939

Income Per Common Share
Basic	$0.05	$0.06
Diluted	$0.05	$0.06

Basic Weighted Average Common Shares Outstanding	60,970,736	48,482,400
Diluted Weighted Average Common Shares Outstanding	61,158,138	48,669,802

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except for share and per share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Deferred	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Compensation	Equity

Balance at July 31, 2010	48,768,665	$5	$65,391	$(10,095)	$(4,292)	$(80)	$50,929
Nayarit Acquisition	12,453,363	1	47,598	-	-	-	47,599
Equity based compensation, net of forfeitures	(20,833)	-	69	-	-	71	140
Common stock issued upon the exercising of options and warrants	89,092	-	296	-	-	-	296
Net income for the three months ended October 31, 2010	-	-	-	2,954	-	-	2,954
Change in fair value on interest rate swaps	-	-	-	-	(23)	-	(23)
Unrealized gain on marketable securities	-	-	-	-	71	-	71
Equity adjustment from foreign currency translation	-	-	-	-	2,468	-	2,468
Total comprehensive income	-	-	-	-	-	-	5,470
Balance at October 31, 2010	61,290,287	$6	$113,354	$(7,141)	$(1,776)	$(9)	$104,434

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The
	Three Months Ended
	October 31,
	2010	2009
Cash Flow From Operating Activities:
Net Income	$2,954	$2,939
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	960	601
Amortization of Deferred Financing Costs	249	242
Accretion of Reclamation and Remediation	42	38
Gain on sale of property and equipment	(2)	-
Equity Based Compensation	140	141
Changes in Operating Assets and Liabilities, excluding business combination
Increase in Accounts Receivable	(183)	(16)
Decrease in Prepaid Expenses	115	20
Increase in Inventory	(3,048)	(3,239)
Decrease (increase) in Other Current Assets	(522)	53
(Increase) in Other Deposits	-	(6)
Increase (decrease) in Accounts Payable	(318)	958
Increase (decrease) in Other Liability	(72)	1
Increase in Reclamation and Remediation	181	20
Increase in Deferred Tax Liability	-	53
Increase in Accrued Expenses	879	1,126
Net Cash Provided By Operating Activities	1,375	2,931

Cash Flow From Investing Activities:
Purchase of Mining, Milling and Other Property and Equipment	(3,602)	(1,679)
Purchase of Intangibles	-	(269)
Cash Acquired in Nayarit Business Combination	50	-
Net Cash Used in Investing Activities	(3,552)	(1,948)

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The
	Three Months Ended
	October 31,
	2010	2009

Cash Flow From Financing Activities:
Repayments from Affiliate, net	2	1
Repayments on Notes Payable	(900)	(900)
Proceeds From Issuance of Common Stock	196	53
Net Cash Used in Financing Activities	(702)	(846)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	8	188
(Decrease) Increase In Cash and Cash Equivalents	(2,871)	325
Cash and Cash Equivalents - Beginning	12,125	6,448
Cash and Cash Equivalents – Ending	$9,254	$6,773

Supplemental Cash Flow Information:
Cash Paid For Interest	$55	$138
Cash Paid For Income Taxes	$2,008	$1,094
Non-Cash Financing Activities:
Change in Fair Value of Interest Rate Swaps	$(23)	$39
Non-Cash Investing Activities:
Fair Value of Common Stock Issued Upon Acquisition of Nayarit Gold, Inc.	$47,599	-

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

On February 10, 2010, Capital Gold Corporation entered into a business combination agreement (the “Nayarit Business Combination Agreement”), as amended and extended, with Nayarit, a corporation organized under the Ontario Business Corporation Act (“OBCA”) pursuant to which, on August 2, 2010, Nayarit became a wholly-owned subsidiary of Capital Gold (the “Nayarit Business Combination”). The Company effected the amalgamation (the “Amalgamation”) of Nayarit and a corporation, organized under the OBCA as a wholly-owned subsidiary of the Company (“Merger Sub”), to form a combined entity (“AmalgSub” or “Surviving Company”), with AmalgSub continuing as the surviving entity following the Amalgamation.  By virtue of the Amalgamation, the separate existence of each of Nayarit and Merger Sub cease, and AmalgSub, as the surviving company in the Amalgamation, continue its corporate existence under the OBCA as a wholly-owned subsidiary of the Company. Pursuant to the terms of the Nayarit Business Combination Agreement, all of the Nayarit shares of common stock (the “Nayarit Common Shares”) issued and outstanding immediately prior to the consummation of the Nayarit Business Combination Agreement (other than Nayarit Common Shares held by dissenting stockholders of Nayarit) were exchanged into the Company’s common stock on the basis of 0.134048 shares of Company common stock for each one (1) Nayarit Common Share.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position and results of operations and cash flows for the periods presented. They include the accounts of Capital Gold Corporation and its wholly owned and majority owned subsidiaries, Leadville Mining and Milling Holding Corporation, Minera Santa Rita, S.A de R.L. de C.V.(“MSR”) and Oro de Altar S. de R. L. de C.V. (“Oro”), Nayarit Gold, Inc. (“NYG”) and Nayarit Gold de Mexico (“NYM”), as well as the accounts within Caborca Industrial S.A. de C.V. (“Caborca Industrial”), a Mexican corporation that is 100% owned by two of the Company’s former officers and directors for mining support services.  Ownership was relinquished upon their recent resignations, and as of October 31, 2010, the Company was in the process of transitioning ownership. These services include, but are not limited to, the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at slightly above cost.  This entity is considered a variable interest entity under accounting rules provided under ASC guidance for consolidation accounting.

All significant intercompany accounts and transactions are eliminated in consolidation.  Certain items in these financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s balance sheet, results of operations, stockholders’ equity or cash flows.

The financial information in the accompanying condensed consolidated financial statements for the three months ended October 31, 2009 has been recast so that the basis of presentation is consistent with that of the financial information as of July 31, 2010 and for the three months ended October 31, 2010. This recast reflects a 1-for-4 reverse stock split of the Company’s common stock that became effective on January 25, 2010.

The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended July 31, 2010 should be read in conjunction with these condensed consolidated financial statements.  Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

NOTE 2 – Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements

Fair Value Measurements

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3. The updated guidance was adopted, with the exception of the Level 3 disaggregation, which is effective for the fiscal years beginning August 1, 2011. The Company adopted this guidance on the Company’s consolidated financial position, results of operations and cash flows.

NOTE 3 - Equity Based Compensation

In connection with offers of employment to the Company’s executives as well as in consideration for agreements with certain consultants, the Company issues options and warrants to acquire its common stock. Employee and non-employee awards are made at the discretion of the Board of Directors.

Such options and warrants may be exercisable at varying exercise prices currently ranging from $1.96 to $9.64 per share of common stock. Certain of these grants are exercisable immediately upon grant while others vest. Certain grants have vested or are vesting over a period of between three to five years. Also, certain grants contain a provision whereby they become immediately exercisable upon a change of control.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant-date fair values of stock options and warrants granted during the three months ended October 31, 2010, and 2009 were $1.93 and $0. The fair values of the options and warrants granted were estimated based on the following weighted average assumptions:

Three months ended October 31,
	2010	2009
Expected volatility	58.66% - 66.28%	-
Risk-free interest rate	1.46% - 1.76%	-
Expected dividend yield	-	-
Expected life	5 years	-
Forfeiture rate	-	-

Stock option and activity for employees during the fiscal years ended July 31, 2010 and 2009, and three months ended October 31, 2010 are as follows (all tables in thousands, except for option, price and term data):

	Number of Options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Outstanding at July 31, 2008	887,500	$2.20	4.00	$334
Options granted[1]	250,000	1.96	-	-
Options exercised	(176,432)	1.48	-	-
Options expired	(86,068)	1.40	-	-
Outstanding at July 31, 2009	875,000	2.36	5.18	70
Options granted[1]	500,000	3.60	-	-
Options exercised	(128,638)	2.39	-	-
Options expired	(1,015,112)	2.93	-	-
Options outstanding at July 31, 2010	231,250	2.52	4.37	280
Options granted[2]	237,466	4.61	-	-
Options exercised	-	-	-	-
Options expired	-	-	-	-
Options outstanding at October 31, 2010	468,716	$3.58	3.28	$380
Options exercisable at October 31, 2010	363,716	$3.84	3.02	$198

1 Issuances under 2006 Equity Incentive Plan.
2 212,466 options added pursuant to the business combination with Nayarit that closed on August 2, 2010; 25,000 options were issued under 2006 Equity Incentive Plan.

Unvested stock option balances for employees at October 31, 2010 are as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Unvested Options Outstanding at July 31, 2008	437,500	$2.52	4.49	$8
Options granted	250,000	1.96	-	-
Options vested	(250,000)	2.24	-	-
Unvested Options outstanding at July 31, 2009	437,500	$2.36	5.18	$35
Options granted	500,000	3.60	-	-
Options vested	(237,500)	3.23	-	-
Options expired	(607,500)	3.02	-	-
Unvested Options outstanding at July 31, 2010	92,500	$2.52	4.37	$112
Options granted	25,000	3.73	-	-
Options vested	(12,500)	3.73	-	-
Options expired	-	-	-	-
Unvested Options outstanding at October 31, 2010	105,000	$2.66	4.20	$181

Stock option and warrant activity for non-employees during the years ended July 31, 2010 and 2009, and three months ended October 31, 2010 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Warrants and options outstanding at July 31, 2008	503,750	$2.48	3.54	$54
Options granted[1]	350,000	2.00	-	-
Options exercised	(37,500)	1.56	-	-
Options expired	(37,500)	1.56	-	-
Warrants and options outstanding at July 31, 2009	778,750	$2.36	3.36	$73
Options granted[1]	237,500	3.63	-	-
Warrants and options exercised	(239,954)	2.83	-	-
Options expired	(388,796)	2.16	-	-
Warrants and options outstanding at July 31, 2010	387,500	$3.02	3.97	$250
Options granted[2]	2,644,162	4.64	-	-
Options exercised	(60,518)	3.49	-	-
Options expired	(45,782)	3.60	-	-
Warrants and options outstanding at October 31, 2010	2,925,362	$4.47	1.42	$-
Warrants and options exercisable at October 31, 2010	2,358,715	$4.73	.44	$-

1 Issuances under 2006 Equity Incentive Plan.
2 2,219,162 options added pursuant to the business combination with Nayarit that closed on August 2, 2010; 425,000 options were issued under 2006 Equity Incentive Plan.
Unvested stock option balances for non-employees at October 31, 2010 are as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Outstanding at July 31, 2008	113,750	$2.52	4.49	$3
Options granted	318,750	1.96	-	-
Options vested	(191,875)	2.04	-	-
Outstanding at July 31, 2009	240,625	$2.16	4.88	$70
Options granted	237,500	3.63	-	-
Options vested	(154,166)	3.18	-	-
Options expired	(157,292)	2.25	-	-
Outstanding at July 31, 2010	166,667	$3.21	4.32	$77
Options granted	425,000	3.47	-	-
Options vested	-	-	-	-
Options expired	(25,000)	3.60	-	-
Unvested options outstanding at October 31, 2010	566,667	$3.39	4.60	$568

The impact on the Company’s results of operations of recording equity based compensation for the three months ended October 31, 2010 and 2009, for employees and non-employees was approximately $139 and $141.  The Company has not recognized any tax benefit or expense for the three months ended October 31, 2010 and 2009, related to these items due to the Company’s net operating losses and corresponding valuation allowance within the U.S. (See Note 19).

As of October 31, 2010, there was approximately $966 of unrecognized equity based compensation cost related to options granted which have not yet vested.

NOTE 4 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

	(in thousands)
	October 31, 2010	July 31, 2010
Marketable equity securities, at cost	$52	$50
Marketable equity securities, at fair value	$103	$30

NOTE 5 – Material and Supplies Inventories

	(in thousands)
	October 31, 2010	July 31, 2010
Materials, supplies and other	$2,306	$1,953
Total	$2,306	$1,953

NOTE 6 - Ore on Leach Pads and Inventories (“In-Process Inventory”)

	(in thousands)
	October 31, 2010	July 31, 2010
Ore on leach pads	$36,933	$32,896
Total	$36,933	$32,896

Costs that are incurred in or benefit the productive process are accumulated as ore on leach pads and inventories. Ore on leach pads and inventories are carried at the lower of average cost or market. The current portion of ore on leach pads and inventories is determined based on the estimated amounts to be processed within the next 12 months.

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

NOTE 7 – Other Current Assets

Other current assets consist of the following:

	(in thousands)
	October 31, 2010	July 31, 2010
Value added tax to be refunded	$2,385	$891
Note receivable – Nayarit	-	350
MRS receivable	80	210
Loans receivable – affiliate	13	15
Deposit	443	5
Other	22	-
Total Other Current Assets	$2,943	$1,471

NOTE 8 – Property and Equipment

Property and Equipment consist of the following:

	(in thousands)
	October 31, 2010	July 31, 2010
Process equipment and facilities	$30,725	$29,038
Mining equipment	2,240	2,180
Mineral properties	45,010	152
Construction in progress	2,627	165
Computer and office equipment	546	366
Improvements	48	13
Furniture	67	43
Total	81,263	31,957
Less: accumulated depreciation	(12,350)	(10,567)
Property and equipment, net	$68,913	$21,390

Depreciation expense for the three months ended October 31, 2010 and 2009 was approximately $944 and $589, respectively.

NOTE 9 - Goodwill

On August 2, 2010 the Company acquired Nayarit Gold, Inc. (“Nayarit”) for approximately $47,599 in net consideration paid. The allocation of the fair value of the acquisition resulted in goodwill. None of the goodwill recognized is expected to be deductible for income tax purposes. As of October 31, 2010, the balance of goodwill was $3,480 (See Note 21).

No impairment charges were recorded for the three months ended October 31, 2010.

NOTE 10 - Intangible Assets

Intangible assets consist of the following:

	(in thousands)
	October 31, 2010	July 31, 2010
Water Rights	$519	$510
Reforestation fee	290	271
Mobilization Payment to Mineral Contractor	62	70
Investment in Right of Way	9	18
Total	880	869
Accumulated Amortization	(146)	(139)
Intangible assets, net	$734	$730

Purchased intangible assets consisting of rights of way, water rights, easements, net profit interests, etc. are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the Units of Production (“UOP”) method. It is the Company’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with ASC guidance for goodwill and other intangibles. There was no impairment at October 31, 2010.

Amortization expense for the three months ended October 31, 2010 and 2009 was approximately $16 and $12, respectively.

NOTE 11 - Mining Concessions

Mining concessions consists of the following:

	(in thousands)
	October 31, 2010	July 31, 2010
Sonora concessions	$35	$52
Nayarit concessions	17,666	-
Total	$17,701	$52

The Sonora concessions are carried at historical cost and are being amortized using the UOP method. Amortization expense for the three months ended October 31, 2010 and 2009 was approximately $1 and $3, respectively.

On August 2, 2010 the Company acquired Nayarit Gold, Inc. (“Nayarit”) for approximately $47,599 in net consideration paid. The allocation of the fair value of the acquisition included exploration interests. As of October 31, 2010, the balance of these exploration interests was $17,666 (See Note 21).

NOTE 12 - Reclamations and Remediation Liabilities (“Asset Retirement Obligations”)

The Company includes environmental and reclamation costs on an ongoing basis, in our internal revenue and cost projections.  No assurance can be given that environmental regulations will not be changed in a manner that would adversely affect the Company’s planned operations.  As of October 31, 2010, we estimated the reclamation costs for the El Chanate site to be approximately $4,606.  Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs.  The Asset Retirement Obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the Asset Retirement Obligation at each mine site.  The Company reviewed the estimated present value of the El Chanate mine reclamation and closure costs as of October 31, 2010.  As of October 31, 2010, approximately $2,665 was accrued for reclamation obligations relating to mineral properties in accordance with ASC guidance for asset retirement and environmental obligations.

The following is a reconciliation of the liability for long-term Asset Retirement Obligations for the three months ended October 31, 2010:

(in thousands)
Balance as of July 31, 2010	$2,373
Additions, changes in estimates and other	250
Accretion expense	42
Balance as of October 31, 2010	$2,665

NOTE 13 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) consists of foreign currency translation gains and losses, unrealized gains and losses on marketable securities and fair value changes on derivative instruments and is summarized as follows:

	Foreign currency items	Unrealized gain (loss) on securities	Change in fair value on interest rate swaps	Accumulated other comprehensive income
Balance as of July 31, 2010	$(4,512)	$(20)	$240	$(4,292)
Income (loss)	2,468	71	(23)	2,516
Balance as of October 31, 2010	$(2,044)	$51	$217	$(1,776)

The Company has not recognized any income tax benefit or expense associated with other comprehensive income items for the year ended July 31, 2010 and the three months ended October 31, 2010.

NOTE 14 - Related Party Transactions

The Company utilizes a Mexican Corporation, Caborca Industrial, for mining services. Caborca Industrial was 100% owned by the Company’s former Chief Executive Officer and another former officer of the Company. Ownership was relinquished upon their recent resignations, and as of October 31, 2010, the Company was in the process of transitioning ownership. These services include but are not limited to the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at slightly above cost. Mining expenses charged by Caborca Industrial and eliminated upon consolidation amounted to approximately $1,536, and $1,233 for the three months ended October 31, 2010, and 2009, respectively.

On April 29, 2010, the Company entered into a severance agreement and general release with Mr. Brownlie, pursuant to which Mr. Brownlie’s employment agreement terminated and he resigned as President and COO effective upon the consummation of the Business combination between the Company and Nayarit Gold on August 2, 2010.  Pursuant to the Severance Agreement, Mr. Brownlie will be entitled to severance payments in the aggregate amount of approximately $1,388, payable over a six month period beginning June 2010; along with an additional $375 associated with the closing of the business combination agreement with Nayarit.  As of October 31, 2010, we have paid approximately $1,510.

NOTE 15 - Stockholders' Equity

Common Stock

The Company received proceeds of approximately $196 during the three months ended October 31, 2010 from the exercising of an aggregate of 56,303 options. The Company also issued 4,218 shares upon the cashless exercising of options during the three months ended October 31, 2010.

During the three months ended October 31, 2010 and 2009, the Company recorded approximately $140 and $141 in equity compensation expense, net of related forfeitures, related to the vesting of restricted stock and stock option grants, respectively.  As of October 31, 2010, the total compensation cost related to unvested restricted stock granted, but not yet recognized, was $9.

As part of the severance agreement with the Company’s former President and Chief Operating Officer, the unvested portion of a previous restricted share grant of 20,833 shares was forfeited. For the quarter ended October 31, 2010, the Company recorded adjustments to additional paid in capital and deferred compensation costs totaling approximately $53 related to this forfeiture.

The Company accounts for non-employee equity based awards in which goods or services are the consideration received for the equity instruments issued at their fair value.

Reverse Stock Split

On January 25, 2010, the Company announced that, to meet minimum share price requirements in connection with its NYSE EURONEXT LLC (the “Exchange”) listing, it effected a reverse stock split, with every four (4) shares of common stock of the Company issued and outstanding being converted into one (1) share of common stock. As noted above, the reverse split was originally approved by shareholders at the Annual Shareholders Meeting held on October 31, 2008 and subsequently ratified by shareholders at the recent Annual Shareholders Meeting held on January 19, 2010.    No fractional common shares were issued in connection with the reverse split. A holder of common shares, who otherwise would have been entitled to receive a fractional share as a result of the reverse split, received an amount in cash equal to the dollar amount multiplied by such fractional entitlement.

On February 1, 2010, the securities of Capital Gold Corporation were approved by the Exchange for listing and registration.

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

On August 2, 2010, in connection with the consummation of the Business Combination, and at the recommendation of the Compensation Committee of the Board of Directors, the Company’s Board of Directors approved the issuance of 25,000 options to Colin Sutherland under our 2006 Equity Incentive Plan. The stock options have a term of five years and vest as follows: 50% vested upon issuance and the balance vests 25% annually thereafter. The exercise price of the stock options is $3.73 per share.  In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  The Company utilized the Black-Scholes method to fair value the 25,000 options totaling $48.  For the three months ended October 31, 2010 the Company recorded approximately $27 in equity compensation expense on the vested portion of these stock options, respectively. The grant date fair value of each stock option was $1.90.

On August 18, 2010, at the recommendation of the Compensation Committee of the Board of Directors, the Company’s Board of Directors approved the issuance of 175,000, 175,000 and 75,000 options to Stephen Cooper, John Cutler and Gary Huber, respectively, aggregating 425,000 stock options under our 2006 Equity Incentive Plan. The stock options have a term of five years and vest as follows: one-third vested upon first anniversary of date of grant and the balance vests one-third annually thereafter. The exercise price of the stock options is $3.47 per share (per the Plan, the closing price on the NYSE Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  The Company utilized the Black-Scholes method to fair value the 425,000 options received by these individuals totaling $823.  For the three months ended October 31, 2010 the Company recorded approximately $56 in equity compensation expense on the vested portion of these stock options, respectively. The grant date fair value of each stock option was $1.94.

On March 11, 2010, the Company entered into an agreement with Gifford A. Dieterle, the former Chief Executive Officer (“CEO”) of the Company and Chairman of the Board, pursuant to which Mr. Dieterle resigned his position as CEO and Chairman of the Board, effective March 18, 2010. Pursuant to the agreement, Mr. Dieterle received lump sum payments totaling approximately $376 in September 2010, and additional payments totaling approximately $288 will be due in 2011. In addition, Mr. Dieterle was due an issuance of $100 in shares of the Company's common stock, initially proposed to be received in September 2010.  The number of common shares to be issued was determined by dividing $100 by the volume weighted average closing sale price for the 10 trading days prior to September 18, 2010 on NYSE EURONEXT.  The Toronto Stock Exchange (“TSX”) provided conditional approval for this issuance provided no more than 27,000 common shares were to be issued without additional written consent of TSX.  TSX provided this additional written consent on October 4, 2010 to allow the issuance of an additional 1,571 shares, for a total of 28,571 shares pursuant to the severance agreement.  The shares were issued, accordingly, on October 4, 2010.

NOTE 16 - Debt

Long term debt consists of the following:	(in thousands)

	October 31, 2010	July 31, 2010

Total long-term debt	$3,500	$4,400

Less current portion	(3,100)	(3,600)

Long-term debt	$400	$800

In September 2008, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) involving our wholly owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), the Company, as guarantor, and Standard Bank, as the lender. The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006.  Under the Credit Agreement, MSR and Oro borrowed money in an aggregate principal amount of up to US$12,500 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico.  The Company guaranteed the repayment of the Term Loan and the performance of the obligations under the Credit Agreement.  As of October 31, 2010 and 2009, the accrued interest on the Term Loan was approximately $8 and $17, respectively.

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

On June 30, 2010, Capital Gold Corporation entered into the First Amendment to the Amended and Restated Credit Agreement (the “Amendment”) by and among our wholly-owned Mexican subsidiaries Minera Santa Rita S. de R.L. de C.V. and Oro de Altar S. de R.L. de C.V., as borrowers (“Borrowers”), the Company, as guarantor, and Standard Bank PLC (“Standard Bank”), as the lender.  The Amendment amends the Credit Agreement, which amended and restated the Credit Agreement between the parties dated August 15, 2006.  The Credit Agreement provided for a senior secured term credit facility in the aggregate amount of $12,500 (the “Term Facility”) and provided for a senior secured revolving credit facility in the aggregate principal amount of $5,000 (the “Revolving Facility”).   Capital Gold guarantees all obligations of the Borrowers under the Term Facility and the Revolving Facility. The material amendments to the Credit Agreement contained in the Amendment are as follows:

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

As of October 31, 2010, the Company and its related entities were in compliance with all debt covenants and default provisions.  The accounts of Caborca Industrial are not subject to the debt covenants and default provisions.

Future principal payments on the term loan are as follows (in thousands):

Fiscal Years Ending July 31,

2011	$3,100
2012	400
$3,500

NOTE 17 - Sales Contracts, Commodity and Financial Instruments

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

The following is a reconciliation of the derivative contract regarding the Company’s Interest Rate Swap agreement:

(in thousands)
Liability balance as of July 31, 2010	$40
Change in fair value of swap agreement	1
Net cash settlements	(24)
Liability balance as of October 31, 2010	$17

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

The Effect of Derivative Instruments on the Statement of Financial Position (in thousands):

Quarter Ended	Derivatives in Cash Flow Hedging Relationships	Effective Results Recognized in OCI	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Income	Ineffective Results Recognized in Earnings	Location of Ineffective Results
7/31/09	Interest Rate contracts	$(19)	Interest Income (Expense)	(55)	-	N/A
10/31/09	Interest Rate contracts	$(16)	Interest Income (Expense)	(53)	-	N/A
1/31/10	Interest Rate contracts	$(8)	Interest Income (Expense)	(48)	-	N/A
4/30/10	Interest Rate contracts	$(1)	Interest Income (Expense)	(38)	-	N/A
7/31/10	Interest Rate contracts	$(2)	Interest Income (Expense)	(30)	-	N/A
10/31/10	Interest Rate contracts	$(1)	Interest Income (Expense)	(22)	-	N/A

Fair Value of Derivative Instruments in a Statement of Financial Position and the Effect of Derivative Instruments on the Statement of Financial Performance (in thousands):

	Liability Derivatives
July 31, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$193

	Liability Derivatives
October 31, 2009	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$154
Derivatives designated as hedging instruments

	Liability Derivatives
January 31, 2010	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$112
Derivatives designated as hedging instruments

	Liability Derivatives
April 30, 2010	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$72

	Liability Derivatives
July 31, 2010	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$40

	Liability Derivatives
October 31, 2010	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$17

NOTE 18 – Accrued Expenses

Accrued expenses consist of the following:

	October 31, 2010	July 31, 2010

Net smelter return	$380	$388
Mining contract	546	497
Income tax payable	3,264	1,900
Utilities	136	126
Interest	8	11
Legal and professional	175	70
Salaries, wages and related benefits	792	662
Severance	492	1,279
Other liabilities	167	107

	$5,960	$5,040

NOTE 19 - Income Taxes

The Company’s Income (loss) before income tax for the three months ended consisted of:

	(in thousands)
	October 31, 2010	October 31, 2009

United States	$(3,649)	$(1,908)
Foreign	9,976	6,566
Total	$6,327	$4,658

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

NOTE 20 - Fair Value Measurements

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

	Fair Value at October 31, 2010 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,801	$2,801	$-	$-
Marketable securities	103	103	-	-
	$2,904	$2,904	$-	$-
Liabilities:
Interest rate swap	17	-	17	-
	$17	$-	$17	$-

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

NOTE 21 - Acquisition of Nayarit Gold, Inc.

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

(1) In accordance with ASC 805, the fair value of equity securities issued as part of the consideration transferred was the closing market price of Capital Gold’s common stock on the effective date of the Amalgamation. The shares issued were calculated by multiplying 0.134048 by 92,909,659, being the number of shares of Nayarit common stock outstanding on August 2, 2010.  Nayarit shareholders own approximately 20.4% of the issued and outstanding shares of Capital Gold common stock.

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

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed on August 2, 2010:

Fair Value (in thousands)
Cash and cash equivalents	$50
Short-term investments	2
Prepaid expenses and sundry receivables	1,238
Property, plant and equipment	196
Mineral interests – indicated and inferred	43,780
Exploration interests	16,730
Goodwill	3,394
Accounts payable and liabilities assumed	(1,336)
Deferred tax liability	(16,455)
Net assets acquired	$47,599

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations. The Company’s management allocated the acquisition cost to the assets acquired and liabilities assumed based on the estimated fair value of Nayarit’s tangible and identifiable assets and liabilities.  The amount allocated to the mineral and exploration interests was based on a valuation report prepared by a third party appraisal firm.  The allocation is considered final as of the date of this report as management reviewed certain of the underlying assumptions and calculations used in the allocation to the assets and liabilities of Nayarit that were acquired.

During the three months ended October 31, 2010, the Company incurred transaction costs consisting primarily of legal, professional, investment advisory and accounting fees of $945.  These costs are included in general and administrative expenses on the consolidated statement of operations.

Pro forma Information

The following unaudited pro forma results of operations of the Company for the three months ended October 31, 2010 and 2009 assume that the acquisition of the operating assets of the significant business acquired during 2010 and 2009 had occurred on August 1 of the respective year in which the business was acquired and for the comparable period only (i.e., 2010 acquisitions are reflected in 2009). These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, nor are they necessarily indicative of future results of operations.

(in thousands)
	Three Months Ended October 31, 2010	Three Months Ended October 31, 2009
Revenues	$18,952	$11,727
Net income	$2,954	$2,037
Income per common share:
Basic – net income	$0.05	$0.03
Diluted – net income	$0.05	$0.03

NOTE 22 – Definitive Agreement – Gammon Gold, Inc.

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

NOTE 23 – Subsequent Events

Legal Proceedings

Subsequent to the announcement of the merger, eleven putative shareholder class action complaints were filed challenging the transaction. Five complaints were filed in the Supreme Court of the State of New York, New York County, the New York Actions, and six were filed in the Delaware Court of Chancery, the Delaware Actions. The New York complaints captioned Jenkins v. Capital Gold Corp., et al., Index No. 651651/2010; Schroeder v. Capital Gold Corp., et al., Index No. 651652/2010; and Leone v. Capital Gold Corp., et al., Index No. 651690/2010, name as defendants the directors of CGC, as well as CGC and Gammon Gold. The New York complaint captioned Kramer v. Capital Gold Corp., et al., Index No. 651678/2010, names as defendants the directors of CGC, CGC’s Chief Financial Officer and Secretary as well as CGC and Gammon Gold. The New York complaint captioned Stanford v. Cooper, et al., Index No. 651827/2010, names as defendants the directors of CGC, as well as CGC, Gammon Gold and Capital Gold AcquireCo, Inc., Gammon Gold’s wholly-owned subsidiary. The New York plaintiffs allege generally that the CGC officers and directors breached their fiduciary duties to CGC stockholders by agreeing to an unfair price and an inappropriate sale process, and that the individual defendants agreed to the merger to benefit themselves personally at the expense of stockholder interests. The Kramer and Stanford complaints allege in addition that the proposed transaction involves unreasonable deal protection devices, including a nonsolicitation agreement, matching rights, and an unreasonable termination fee. The New York Actions further claim that CGC and Gammon Gold aided and abetted the purported breaches of fiduciary duties. The New York Actions seek injunctive relief, including enjoining the transaction and rescinding all agreements made in anticipation of the transaction or awarding the plaintiffs and the purported class rescissory damages. The New York Actions additionally seek attorneys’ and other fees and costs, in addition to seeking other relief.

The Delaware complaints captioned Boehm v. Capital Gold Corp., et al. Case No. 5887-VCL; and Wood v. Capital Gold Corp., et al., Case No. 5920- , name as defendants the directors of CGC, as well as CGC, Gammon Gold, and Capital Gold AcquireCo, Inc. The Delaware complaint captioned Pait v. Sutherland, et al., Case No. 5899-VCN, names as defendants the directors of CGC and Gammon Gold. The Delaware complaints captioned Reggio v. Capital Gold Corp., et al., Case No. 5939- , Blumenthal v. Capital Gold Corp., Case No. 5940- , and McClure v. Capital Gold Corp., et al., Case No. 5945- , name as defendants CGC and its directors, as well as Gammon Gold. The Delaware Actions allege generally that the CGC directors breached their fiduciary duties to CGC’s stockholders by agreeing to an unfair price, an inappropriate sale process, and unreasonable deal protection devices, including a non-solicitation agreement, matching rights, an unreasonable termination fee, and an impermissible director voting agreement. The Boehm, Wood, Reggio, Blumenthal and McClure complaints further claim that CGC, Gammon Gold, and/or Capital Gold AcquireCo, Inc. aided and abetted the purported breaches of fiduciary duties. The Delaware Actions seek injunctive relief, including enjoining the transaction, rescinding all agreements made in anticipation of the transaction or awarding the plaintiff and the purported class rescissory damages, and directing the individual defendants to account to the plaintiff and the purported class upon any damages suffered as a result of individual defendant wrongdoing. The Delaware Actions also seek attorneys’ and other fees and costs, in addition to seeking other relief.

On November 2, 2010, a putative shareholder class action was filed regarding the Company’s merger with Gammon:  Bromberg v. Capital Gold Corp., Case No. 651904/2010 (NY Sup.). The claims stated and relief sought are substantially identical to the claims made and relief sought in the Jenkins and Schroeder lawsuits referred above.

On Nov. 12, 2010, the Delaware Court of Chancery entered an Order of Consolidation and a Stipulation and Scheduling Order, whereby the Court, inter alia, consolidated the Delaware Actions except for Boehm, which had been withdrawn, and set a schedule for expedited discovery.  On November 16, 2010, plaintiffs in the Delaware Actions filed an amended and consolidated class action complaint in the Court of Chancery.

On November 22, 2010, Helmut Boehm filed a suit in the United States District Court for the Southern District of New York, captioned Boehm v. Capital Gold, et al., 10-CIV-8818 (RMB), naming as defendants CGC and its directors, as well as Gammon Gold and Capital Gold AcquireCo.  The complaint alleges that CGC and its directors violated Section 14(a) and Section 20(a) of the Securities Exchange Act by issuing or causing to be issued a registration statement containing material misleading statements and omissions.  The complaint also asks the District Court to exercise its jurisdiction over putative class action claims under Delaware law against CGC and its directors for breach of fiduciary duty and against CGC, Gammon and Capital Gold AcquireCo for aiding and abetting breach of fiduciary duty.  The basis for all claims and request for relief are substantially identical to those in the amended and consolidated class action complaint filed in Delaware.

The defendants believe the Delaware Actions and the New York Actions lack merit and will contest them vigorously.

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

General

Capital Gold Corporation (the “Company”, “we” , “our”) is engaged in the mining, exploration and development of gold properties in Mexico.  Our primary focus is on the operation and development of the El Chanate mine in Sonora, Mexico, as well as the development of our Orion Project in the State of Nayarit Mexico.   Through our recent acquisition of Nayarit Gold, Inc. (“Nayarit”) on August 2, 2010, we control approximately 257,000 acres (104,000 hectares) of mining concessions known as the Orion Project.  The Orion Project lies in the Sierra Madre Occidental, a prolific mining district in Western Mexico.  We also conduct gold exploration in other locations in Sonora, Mexico. (The financial data in this discussion is in thousands, except where otherwise specifically noted.)

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

Receipt of Technical Report for Updated Reserves at El Chanate

During 2009, we conducted exploration activities in the El Chanate pit area including, core drilling at depth to determine the potential of increasing its reserves further. The data obtained from geological mapping of the deposit’s mine pit areas, combined with assays from samples of the exploration drilling therein, were used to expand information in our mine database. SRK Consulting (U.S.), Inc. (“SRK”) of Lakewood, Colorado, an independent consulting firm, used this data to re-estimate El Chanate’s Mineral Reserves. These efforts resulted in a significant expansion of our reserve estimates, which we reported in our Form 10-K for the year ended July 31, 2009.  With the receipt of SRK’s technical report titled NI 43-101 Technical Report, Capital Gold Corporation, El Chanate Gold Mine, Sonora, Mexico and dated November 27, 2009 (the “SRK Report”), with respect to the updated reserve estimation and the updated mine plan and mine production schedule, current as of October 1, 2009, we re-published our previously announced reserve estimates along with additional information. The SRK Report complies with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”). Both Bart A. Stryhas PhD., Principal Resource Geologist, and Bret C. Swanson, BE(Mining), MAusIMM, are “Qualified Persons” as defined by NI 43-101.

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

El Chanate Mine

Production Summary

	Metric	U.S.
Materials
Reserves
Proven	22.4 Million Tonnes @ 0.70 g/t (1)	24.7 Million Tons @ 0.0204 opt (1)
Probable	48.2 Million Tonnes @ 0.65 g/t (1)	53.0 Million Tons @ 0.0189 opt (1)
Total Reserves (2)	70.6 Million Tonnes @ 0.66 g/t (1)	77.7 Million Tons @ 0.0193 opt (1)
Waste	203.5 Million Tonnes	224.3 Million Tons
Total Ore/Waste	274.1 Million Tonnes	302.0 Million tons

Contained Gold	46.78 Million grams	1,504,000 Oz

Production
Ore Crushed	5.4 Million Tonnes /Year	6.0 Million Tons/Year
	14,868 Mt/d (1)	16,390 t/d (1)

Operating Days/Year	365 Days per year	365 Days per year
Gold Plant Average Recovery	58.25%	58.25%
Average Annual Production	2.1 Million grams	67,391 Oz
Total Gold Produced	27.25 Million grams	876,080 Oz

(1)	“g/t” means grams per metric tonne, “opt” means ounces per ton, “Mt/d” means metric tonnes per day and “t/d” means tons per day.
(2)	The reserve estimates are mainly based on a gold cutoff grade of 0.15 g/t for sandstone and 0.19 grams for siltstone and latite within the pit design.

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

In May 2010, we initiated the planning and permitting on the construction of an additional leach pad to the east of the existing leach pads.  The total capacity of this additional leach pad will be approximately 8.5 million tonnes (when stacked to six lifts) and cost approximately $7,500.  This pad will be expanded on the south, east and possibly west sides to accommodate the current ore reserve.  When combined with the original and west pads the aggregate capacity will be approximately 20.1 million tonnes.  As of October 31, 2010, we have expended $1,098 towards the construction of this new leach pad. The remaining capital expenditure is anticipated to be expended over the next nine months.  Site clearing was initiated in May 2010 and construction commenced in July 2010.  We have completed construction on this new leach pad and we anticipate stacking on the first panel by the end of December 2010.  Complete construction of this new leach pad is anticipated to be completed by May 2011.

In July 2010, the Company commenced the use of belt agglomeration with cement which is added to the crushed ore at the El Chanate mine to improve the flow of leaching solution.   We have engaged an independent consultant with respect to heap leaching optimization, which has resulted in recommendations to increase the barren solution flow to the leach pad, increase the pregnant solution flow to the recovery plant, and redirect the low grade solution to the leach pads.  When fully implemented, these operational changes combined with the agglomeration with cement and barren solution may result in immediate improvements in leaching time.  We ordered two agglomeration drums which are expected to arrive by January 2011.  The current belt agglomeration is a temporary measure until the drums are delivered.  The use of agglomeration drums will allow for better mixing of cement and lime with the crushed ore, producing a consistent quality control of the product.  The cost of these agglomeration drums and an additional overland conveyor is anticipated to be $2,000.  As of October 31, 2010, we have made payments amounting to $1,067 on the agglomeration equipment.

In October 2009, we procured additional water rights at El Chanate that has enabled us to drill another water supply well.  The new well was completed in October 2010 and will allow for a further increase in solution flow to the leach pads.

We commenced a reverse circulation drill program at our El Chanate mine in April 2010 .  The primary reason for the drilling is to replace depleted reserves and improve the forecast accuracy of the mine plan with infill holes.  Drill holes will test the north pit wall for mineralization as well as the outer limits of the pit, and outlying prospective areas.  The program is budgeted to continue through April 2011.  The data from drilling will be used to update the block model for mine planning, and we plan to update our resource estimate before the end of our fiscal year ending July 31, 2011.  Since April 2010 we have drilled 118 reverse circulation holes totaling approximately 13,600 meters.

The following table represents a summary of cumulative activity in connection with our proven and probable mineral reserves:

Proven and probable mineral reserve (Ktonnes of ore)	October 31, 2010	July 31, 2010	July 31, 2009
Ore	-	-	-
Beginning balance (Ktonnes)	66,712	40,911	35,417
Additions	-	30,388	9,342
Reductions	(1,221)	(4,587)	(3,848)
Ending Balance	65,491	66,712	40,911

Contained gold
Beginning balance (thousand of ounces)	1,411	859	719
Additions	-	662	239
Reductions	(27)	(110)	(99)
Ending Balance	1,384	1,411	859

El Chanate is an open pit mining and heap leach processing operation.  Ore is hauled by truck from the pits to the processing plant.  The recovery of gold from certain gold ores is achieved through the heap leaching process. Under this method, ore is placed on impermeable leach pads where it is treated with dilute alkaline cyanide bearing solution, which dissolves gold and silver contained within the ore. The resulting “pregnant” solution is further processed in a plant where the gold is recovered.  The processing is a closed circuit, solution is reused, and the process is designed to be zero discharge. The mining and other mobile equipment is mostly refurbished as is the smaller of the two Adsorption, Desorption, Refinery (“ADR”) processing plants.  All other equipment and infrastructure at the El Chanate mine were new when procured.  Management continuously analyzes production results and considers improvements and modernizations as deemed necessary.

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

In January 2010, we initiated an additional drill campaign at Saric that consisted of 13 core holes totaling approximately 1,100 meters.  The drilling was completed on February 23, 2010 and targeted the existing mineralized structure to confirm the geologic interpretation and confirm the accuracy of previous reverse circulation drilling. The drill-hole samples were assayed by ALS Chemex.  Currently, we are planning to initiate a geophysical survey in late 2010 or early 2011.  The intention of the geophysical survey is to assist us in determining the focus of our next drill campaign.  We are also continuing our work on an updated environmental report and clarifying the surface ranch land ownership.

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

The Orion Project lies in the prolific Sierra Madre Occidental, which is known to host numerous multi-million ounce gold-silver deposits. The Orion Project is one of the larger contiguous concessions in the Sierra Madre, composed of 257,000 acres (104,000 hectares).  The Orion Project is located on the southeast flank of the Sierra Madre, about 125km south of  the famous Tayoltita district which has reserves reported to be in excess of 20 million gold equivalent ounces.  The concessions are located approximately 110km north–northwest of Tepic, state capital of Nayarit, México, 150km southeast of Mazatlan, Sinaloa.  The Orion Project is located 13 km south–southeast of the town of Acaponeta, Nayarit, in the Motaje Mining District as identified by the Servicio Geologico Mexicano (formerly the Consejo de Recursos Minerales).  We anticipate progressing this project to a pre-feasibility stage by the second quarter 2011.

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

For the exploration rights of the Huajicari Concessions as described above, Nayarit Mexico has paid up to date the amount of $2,500 as of October 31, 2010.  As such, Nayarit Mexico has acquired 100% interest in the Huajicari Concessions in terms of a conveyance agreement that was formalized in early December 2010.

The term granted to Nayarit Mexico for the exploration of the above mentioned mining is 2 years commencing as of the date of execution of the Option Agreement but Nayarit Mexico may terminate the agreement at any time through a written communication addressed to Huajicari.

Nayarit Gold Inc. purchased the Orion Concession by Asset Purchase Agreement dated January 30, 2004. With respect to the Orion concession, Nayarit has granted a 3.5% net smelter return royalty payable to Belitung Limited, an Ontario incorporated company. Nayarit may purchase the royalty outright at any time for CDN$250 in cash or non-assessable common shares. In addition, Nayarit is also subject to a net profits interest on Orion of 10% payable to a previous property owner.

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

Result of Operations

Three months ended October 31, 2010 compared to three months ended October 31, 2009

Net income for the three months ended October 31, 2010 and 2009 was approximately $2,954 and $2,939, respectively, representing an increase of approximately 1% over the prior period.  The primary reason for the slight increase in net income can be attributed to the increase in sales offset by the increase in general and administrative expenses incurred during the current period as compared to the same period in the prior year.  General and administrative costs increased $1,904 or 117% mainly due to our activity related to the business combination with Nayarit Gold Inc. that closed on August 2, 2010 and the proposed business combination with Gammon Gold.  See “General and Administrative Expense” below for more detail of these costs that were incurred during the current period.

Due to the business combination with Nayarit Gold Inc. that closed on August 2, 2010, general and administrative costs, as well as exploration expense, increased for the three months ended October 31, 2010 by approximately $167 and $195, respectively, as compared to the prior period.

Revenues & Costs Applicable to Sales

Gold sales for the three months ended October 31, 2010 totaled approximately $18,952 as compared to $11,727 in the prior period representing an increase of approximately $7,225 or 62%.  We sold 14,837 ounces at an average realizable price per ounce of approximately $1,277 in the current period.  We sold 11,733 ounces at an average realizable price per ounce of $999 during the same period last year.

Costs applicable to sales were approximately $7,210 and $4,110, respectively, for the three months ended October 31, 2010 and 2009, an increase of approximately $3,100 or 75%.  Cash costs of $476 per ounce of gold sold for the three months ended October 31, 2010 was 41% higher than the $338 for the three months ended October 31, 2009.  The primary reasons for this increase in cash cost per ounce sold in the current period were attributable to:

•
An increase in mining costs of approximately $1,886 or 72% over the prior period.  This was primarily due to higher mining contractor costs of approximately $1,142 or 77% compared to the prior period primarily due to an increase in tonnage mined of 1,287,143 tonnes or 55%, higher diesel fuel consumption of $464 due to an increase in tonnage mined and longer haul distance as the pit deepens, and higher explosive costs of $177 due to the increase in tonnage mined;

•
Higher crushing costs of approximately of $323, an increase of 42% over the prior period, mainly due to: 1) an increase in tonnage going through the crushing circuit of 104,000 tonnes or 9% over the prior period;  2) an increase in electricity consumption and maintenance costs as well as an increase in the usage of crusher parts and supplies with the corresponding increase in tonnage; and 3) an increase in labor costs associated with the hiring of additional crusher operators;

•
An increase in leaching and ADR plant costs of approximately $378 or 22% mainly due to a general increase in consumption of gold leaching chemicals and reagents as well as electricity usage in the processing of ore.  The increased consumption can be mainly attributed to the increased tonnage processed during the current period as compared to the prior period as well as an the result of increasing the gold leaching chemicals and solution flow to the leach pad as we increased the level of lifts or height of the leach pad as well as the increased surface area under leach;

•
Higher heavy equipment maintenance costs of approximately $131 or 46% over the same period in the prior year.  This was primarily due to an increase in repair and maintenance costs experienced with our mining fleet.  The higher repair and maintenance costs incurred during the current quarter were mainly the result of our fleet mining additional tonnage as compared to the prior period.  In addition, our mining fleet is comprised of used equipment which required a higher level of maintenance than the previous period.

Total costs were $539 per ounce of gold sold for the three months ended October 31, 2010 as compared to $389 total cost per ounce sold in the prior period.  The primary reason for this increase in total costs can be attributable to the reasons detailed above as well as the increase in depreciation and amortization resulting from capital expenditures made in the prior fiscal year that had not yet had an impact on the results of operations for the three months ended October 31, 2009.

Revenues from by-product sales, which consist of silver, are credited to Costs applicable to sales as a by-product credit. By-product sales amounted to $547 and $254 for the three months ended October 31, 2010 and 2009, on silver ounces sold of 25,051 and 15,760, respectively.

Depreciation and Amortization

Depreciation and amortization expense during the three months ended October 31, 2010 and 2009 was approximately $960 and $601, respectively.  The primary reason for the increase of approximately $359, or 60%, in the current period was due to an increase in depreciation and amortization charges related to property, plant and equipment additions made during the last nine months of the fiscal year ended July 31, 2010.

General and Administration Expense

General and administrative expenses during the three months ended October 31, 2010 were approximately $3,534, an increase of approximately $1,904, or 117%, from the three months ended October 31, 2009. The primary reason for the increase in general and administrative expenses was due to:  1) investment advisory fees incurred as a result of the closing of the Nayarit Gold Inc. business combination as of August 2, 2010 ($880); 2) fees associated with obtaining a fairness opinion related to entering into a definitive agreement with Gammon Gold Inc. ($401); and 3) legal and professional fees associated with the above referenced merger and acquisition activity including work related to regulatory filings and litigation made up the majority of the remaining increase in general and administrative expense.

Exploration Expense

Exploration expense during the three months ended October 31, 2010 and 2009 was approximately $623 and $331, respectively, or a increase of $292, or 88%.  The primary reason for the increase in exploration expense can be attributed to on-going exploration work being conducted at our Orion Project in Nayarit State, Mexico.  We closed our business combination with Nayarit Gold Inc. on August 2, 2010, and incurred exploration costs of $195 during the current period.

In addition, we initiated a reverse circulation drill program in April 2010.  The primary reason for the drilling is to potentially replace depleted reserves and improve the forecast accuracy of our mine plan going forward with in-fill drill holes.  This program is also designed to test the north pit wall for mineralization as well as outer limits of the pit and outlying prospective areas.  We anticipate this program continuing until April 2011.  The data from this drill program will be used to update the geological block model for mine planning purposes and to potentially update our reserve estimate before the end of our fiscal year ended July 31, 2011.  Since April 2010, we have drilled 118 reverse circulation holes totaling approximately 13,600 meters.

Other Income and Expense

Interest expense was approximately $302 for the three months ended October 31, 2010 compared to approximately $376 for the same period a year earlier.  This decrease was due to lower interest charges incurred during the current period, based on a lower average debt balance compared to the prior period.  As of October 31, 2010 and 2009, there was $3,500 and $7,100, respectively, outstanding on our term note with Standard Bank.

Changes in Foreign Exchange Rates

During the three months ended October 31, 2010 and 2009, we recorded equity adjustments from foreign currency translations of approximately $2,468 and $188, respectively.  These translation adjustments are related to changes in the rates of exchange between the Mexican Peso, Canadian dollar and the U.S. dollar and are included as a component of other comprehensive income.  The Mexican Peso and the U.S. dollar exchange rate as of October 31, 2010 was 12.3642.  The Canadian dollar and the U.S. dollar exchange rate as of October 31, 2010 was $1.0199.  As of July 31, 2010, the Mexican Peso and the U.S. dollar exchange rate was 12.7012.

Summary of Quarterly Results
(000’s except per share Data)

	For the three	For the three
	months ended	months ended
	October 31, 2010	October 31, 2009

Revenues	18,952	11,727
Net Income	2,954	2,939
Basic net income per share	0.05	0.06
Diluted net income per share	0.05	0.06
Gold ounces sold	14,837	11,733
Average price received	$1,277	$999
Cash cost per ounce sold(1)	$476	$338
Total cost per ounce sold(1)	$539	$389

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

The following table reconciles the Non-GAAP measure “Cash costs per ounce sold” to the GAAP measure of “Costs applicable to sales per ounce sold”:

	For the Three	For the Three
	Months Ended	Months Ended
Reconciliation from non-GAAP measure to US GAAP	October 31, 2010	October 31, 2009

Cash cost per ounce sold	$476	$338
Intercompany management fee	13	14
Other	(3)	(2)
Costs applicable to sales per ounce sold*	$486	$350

*This measurement excludes depreciation and amortization.

Summary of Results of Operations

	For the three	For the three
	months ended	months ended
	October 31, 2010	October 31, 2009

Tonnes of ore mined	1,221,240	1,135,892
Tonnes of waste removed	2,394,621	1,192,826
Ratio of waste to ore	1.96	1.05
Tonnes of ore processed	1,226,137	1,122,183
Grade (grams/tonne)	0.64	0.70
Gold (ounces)
- Produced(1)	14,804	11,908
- Sold	14,837	11,733
(1)	Gold produced each year does not necessarily correspond to gold sold during the year, as there is a time delay in the actual sale of the gold.

Liquidity and Capital Resources

Operating activities

Cash provided by operating activities during the three months ended October 31, 2010 and 2009 was $1,425 and $2,931, respectively.   The primary reason for the period-to-period decrease in cash flow provided by operating activities was due to a decrease in accounts payable balances during the current period of $318 versus a corresponding increase in accounts payable in the prior period of $958.  In addition, we experienced an increase in other current assets in the current period of $522 versus a corresponding decrease in the prior period of $53.

Investing Activities

Cash used in investing activities during the three months ended October 31, 2010, amounted to approximately $3,552, primarily due to leach pad expansion costs incurred during the current period, the procurement of agglomeration equipment and payments made regarding the Huajicari concessions.  Cash used in investing activities during the three months ended October 31, 2009, amounted to approximately $1,948, primarily for the acquisition of an additional tertiary crusher and screen plant, additional water rights, as well as costs incurred for leach pad expansion.

In May 2010, we initiated the planning and permitting on the construction of an additional leach pad to the east of the existing leach pads.  The total capacity of this additional leach pad will be approximately 8.5 million tonnes (when stacked to six lifts) and cost approximately $7,500.  This pad will be expanded on the south, east and possibly west sides to accommodate the current ore reserve.  When combined with the original and west pads the aggregate capacity will be approximately 20.1 million tonnes.  As of October 31, 2010, we have expended $1,098 towards the construction of this new leach pad. The remaining capital expenditure is anticipated to be expended over the next nine months.  Site clearing was initiated in May 2010 and construction commenced in July 2010.  We have completed construction on this new leach pad and we anticipate stacking on the first panel by the end of December 2010.  Complete construction of this new leach pad is anticipated to be completed by May 2011.

In July 2010, the Company commenced the use of belt agglomeration with cement which is added to the crushed ore at the El Chanate mine to improve the flow of leaching solution.   We have engaged an independent consultant with respect to heap leaching optimization, which has resulted in recommendations to increase the barren solution flow to the leach pad, increase the pregnant solution flow to the recovery plant, and redirect the low grade solution to the leach pads.  When fully implemented, these operational changes combined with the agglomeration with cement and barren solution may result in immediate improvements in leaching time.  We ordered two agglomeration drums which are expected to arrive by January 2011.  The current belt agglomeration is a temporary measure until the drums are delivered.  The use of agglomeration drums will allow for better mixing of cement and lime with the crushed ore, producing a consistent quality control of the product.  The cost of these agglomeration drums and an additional overland conveyor is anticipated to be $2,000.  As of October 31, 2010, we have made payments amounting to $1,067 on the agglomeration equipment.

For the exploration rights of the Huajicari Concessions, Nayarit Mexico paid the remaining $500 that was due under this agreement during the current quarter.  As such, Nayarit Mexico has acquired a 100% interest in the Huajicari Concessions under the terms of a conveyance agreement that was formalized in early December 2010.

Financing Activities

Cash used in financing activities during the three months ended October 31, 2010 amounted to approximately $702, primarily from the repayment of the Credit Agreement in the amount of $900.  We also received proceeds of approximately $196 in the current period from the issuance of common stock upon the exercising of 56,303 options.  Cash used in financing activities during the three months ended October 31, 2009 amounted to approximately $846, primarily from the repayment of the Credit Agreement in the amount of $900.  We also received proceeds of approximately $53 in the current period from the issuance of common stock upon the exercising of 125,000 options.

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

Labor issues

The workforce at the El Chanate mine is currently non-unionized, however, a national labor union is seeking to permit workers to vote on whether or not they would like to organize under such labor union. CGC is reviewing its options with respect to the union’s activities. If the workforce were permitted to unionize, such activity could result in higher production costs at the El Chanate mine. The Labor Board of Mexico City has granted the aforementioned national labor union the right to vote to determine if such union should be permitted to represent the workforce. Prior to the date of the vote, CGC may enter into a voluntary agreement with the union. If CGC does not arrive at a voluntary agreement with the union, and the workforce votes to permit the union to represent it, CGC will be required to negotiate an agreement with the union. If the national labor union does not represent CGC’s workforce, CGC could continue as a non-unionized mine or elect to negotiate with a different union. The national labor union seeking to unionize CGC’s workforce may illegally interrupt operations at the El Chanate mine, which could have a material adverse effect on CGC’s business, financial condition or results of operations.  A vote to unionize is currently set to be held at the mine site on January 12, 2011.

Term loan and Revolving Credit Facility

In September 2008, we closed an Amended And Restated Credit Agreement (the “Credit Agreement”) involving our wholly-owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), us, as guarantor, and Standard Bank PLC (“Standard Bank”), as the lender.  The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006.  Under the Credit Agreement, MSR and Oro borrowed money in an aggregate principal amount of up to $12,500 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico.  We guaranteed the repayment of the Term Loan and the performance of the obligations under the Credit Agreement.  As of October 31, 2010, the outstanding amount on the term note was $3,500 and accrued interest on this agreement was approximately $8.

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

Debt Covenants

Capital Gold’s Credit Agreement with Standard Bank, as amended, requires it, among other obligations, to meet certain financial covenants including, but not limited to, (i) a ratio of current assets to current liabilities at all times greater than or equal to 1.20:1.00, (ii) a quarterly minimum tangible net worth at all times of at least U.S. $30,000, (iii) maintain a ratio of  debt to cash flow from operations of no greater than 2.50:1.00, and (iv) a quarterly average minimum liquidity of U.S. $500.  In addition, the Credit Agreement restricts, among other things, Capital Gold’s ability to incur additional debt, create liens on its property, dispose of any assets, merge with other companies, enter into hedge agreements, organize or invest in subsidiaries or make any investments above a certain dollar limit.  A failure to comply with the restrictions contained in the Credit Agreement could lead to an event of default thereunder which could result in an acceleration of such indebtedness. As a condition to closing the Nayarit Business Combination, Capital Gold obtained the consent of Standard Bank.

As of October 31, 2010, we and our related entities were in compliance with all debt covenants and default provisions.

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

We include environmental and reclamation costs on an ongoing basis, in our revenue and cost projections.  No assurance can be given that environmental regulations will not be revised by the Mexican authorities in the future.  As of October 31, 2010, we have estimated the reclamation costs for the El Chanate site to be approximately $4,606 if we had to reclaim the property as of that date.  Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and closure costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation for the mine site.  We reviewed the estimated present value of the El Chanate mine reclamation and closure costs as of October 31, 2010 primarily due to the addition of the new leach pad in accordance with ASC guidance for asset retirement and environmental obligations.  As of October 31, 2010, our reclamation and remediation liability was $2,665.

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

Goodwill

Goodwill is not amortized and is assessed for impairment at the reporting unit level on at least an annual basis. Any potential goodwill impairment is identified by comparing the fair value of a reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of the reporting unit exceeds its fair value, a potential goodwill impairment has been identified and must be quantified by comparing the estimated fair value of the reporting unit’s goodwill to its carrying value. Any goodwill impairment will result in a reduction in the carrying value of goodwill on the consolidated balance sheet and in the recognition of a non-cash impairment charge in operating income.

The Company’s goodwill relates exclusively to the acquisition of Nayarit Gold Inc. including its mineral property and exploration property interests.

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

Intangible Assets

Purchased intangible assets consisting of rights of way, easements, net profit interests, etc. are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the units of production method. It is our policy to assess periodically the carrying amount of our purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of intangible assets are determined in accordance with ASC guidance for intangibles. There was no impairment at October 31, 2010.

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

Revenues from by-product sales, which consist of silver, will be credited to Costs applicable to sales as a by-product credit.  By-product sales amounted to $547 and $254 for the three months ended October 31, 2010 and 2009.

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

Market Risk Disclosures
October 31, 2010
(in thousands)

Instruments entered into for hedging purposes -

Type of Derivative	Notional Size		Fixed Price or Strike Price	Underlying Price	Termination or Expiration	Fair Value

Interest Rate Swaps	$1,313	(1)	5.30%	3 Mo. USD LIBOR	12/31/2010	$(17)

(1) The value shown reflects the notional as of September 30, 2010; the start date for the final period of the swap.

As of October 31, 2010, the dollar value of a basis point for this interest rate swap was approximately $0, suggesting that a one-basis point rise (fall) of the yield curve would likely foster an increase (decrease) in the interest rate swaps value by approximately $0.  Because hedge accounting is applied, the contract serves to lock in a fixed rate of interest for the portion of the variable rate debt equal to the swap's notional size.  The swap covers only 75% of our variable rate exposure.

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

Subsequent to the announcement of the merger, eleven putative shareholder class action complaints were filed challenging the transaction. Five complaints were filed in the Supreme Court of the State of New York, New York County, the New York Actions, and six were filed in the Delaware Court of Chancery, the Delaware Actions. The New York complaints captioned Jenkins v. Capital Gold Corp., et al., Index No. 651651/2010; Schroeder v. Capital Gold Corp., et al., Index No. 651652/2010; and Leone v. Capital Gold Corp., et al., Index No. 651690/2010, name as defendants the directors of CGC, as well as CGC and Gammon Gold. The New York complaint captioned Kramer v. Capital Gold Corp., et al., Index No. 651678/2010, names as defendants the directors of CGC, CGC’s Chief Financial Officer and Secretary as well as CGC and Gammon Gold. The New York complaint captioned Stanford v. Cooper, et al., Index No. 651827/2010, names as defendants the directors of CGC, as well as CGC, Gammon Gold and Capital Gold AcquireCo, Inc., Gammon Gold’s wholly-owned subsidiary. The New York plaintiffs allege generally that the CGC officers and directors breached their fiduciary duties to CGC stockholders by agreeing to an unfair price and an inappropriate sale process, and that the individual defendants agreed to the merger to benefit themselves personally at the expense of stockholder interests. The Kramer and Stanford complaints allege in addition that the proposed transaction involves unreasonable deal protection devices, including a nonsolicitation agreement, matching rights, and an unreasonable termination fee. The New York Actions further claim that CGC and Gammon Gold aided and abetted the purported breaches of fiduciary duties. The New York Actions seek injunctive relief, including enjoining the transaction and rescinding all agreements made in anticipation of the transaction or awarding the plaintiffs and the purported class rescissory damages. The New York Actions additionally seek attorneys’ and other fees and costs, in addition to seeking other relief.

The Delaware complaints captioned Boehm v. Capital Gold Corp., et al. Case No. 5887-VCL; and Wood v. Capital Gold Corp., et al., Case No. 5920- , name as defendants the directors of CGC, as well as CGC, Gammon Gold, and Capital Gold AcquireCo, Inc. The Delaware complaint captioned Pait v. Sutherland, et al., Case No. 5899-VCN, names as defendants the directors of CGC and Gammon Gold. The Delaware complaints captioned Reggio v. Capital Gold Corp., et al., Case No. 5939- , Blumenthal v. Capital Gold Corp., Case No. 5940- , and McClure v. Capital Gold Corp., et al., Case No. 5945- , name as defendants CGC and its directors, as well as Gammon Gold. The Delaware Actions allege generally that the CGC directors breached their fiduciary duties to CGC’s stockholders by agreeing to an unfair price, an inappropriate sale process, and unreasonable deal protection devices, including a non-solicitation agreement, matching rights, an unreasonable termination fee, and an impermissible director voting agreement. The Boehm, Wood, Reggio, Blumenthal and McClure complaints further claim that CGC, Gammon Gold, and/or Capital Gold AcquireCo, Inc. aided and abetted the purported breaches of fiduciary duties. The Delaware Actions seek injunctive relief, including enjoining the transaction, rescinding all agreements made in anticipation of the transaction or awarding the plaintiff and the purported class rescissory damages, and directing the individual defendants to account to the plaintiff and the purported class upon any damages suffered as a result of individual defendant wrongdoing. The Delaware Actions also seek attorneys’ and other fees and costs, in addition to seeking other relief.

On November 2, 2010, a putative shareholder class action was filed regarding the Company’s merger with Gammon:  Bromberg v. Capital Gold Corp., Case No. 651904/2010 (NY Sup.). The claims stated and relief sought are substantially identical to the claims made and relief sought in the Jenkins and Schroeder lawsuits referred above.

On Nov. 12, 2010, the Delaware Court of Chancery entered an Order of Consolidation and a Stipulation and Scheduling Order, whereby the Court, inter alia, consolidated the Delaware Actions except for Boehm, which had been withdrawn, and set a schedule for expedited discovery.  On November 16, 2010, plaintiffs in the Delaware Actions filed an amended and consolidated class action complaint in the Court of Chancery.

On November 22, 2010, Helmut Boehm filed a suit in the United States District Court for the Southern District of New York, captioned Boehm v. Capital Gold, et al., 10-CIV-8818 (RMB), naming as defendants CGC and its directors, as well as Gammon Gold and Capital Gold AcquireCo.  The complaint alleges that CGC and its directors violated Section 14(a) and Section 20(a) of the Securities Exchange Act by issuing or causing to be issued a registration statement containing material misleading statements and omissions.  The complaint also asks the District Court to exercise its jurisdiction over putative class action claims under Delaware law against CGC and its directors for breach of fiduciary duty and against CGC, Gammon and Capital Gold AcquireCo for aiding and abetting breach of fiduciary duty.  The basis for all claims and request for relief are substantially identical to those in the amended and consolidated class action complaint filed in Delaware.

The defendants believe the Delaware Actions and the New York Actions lack merit and will contest them vigorously.

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

The profitability of any gold mining operations in which Capital Gold has an interest will be significantly affected by changes in the market price of gold.  Gold prices fluctuate on a daily basis.  During the year ended October 31, 2010, the spot price for gold on the London Exchange has fluctuated between $1,058.00 and $1,373.30 per ounce.  Gold prices are affected by numerous factors beyond Capital Gold’s control, including:
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

High levels of violence in Mexico may adversely affect Capital Gold’s exploration of its Saric concessions.

Recently, fighting among rival drug cartels has led to unprecedented levels of violent crime in Mexico. The security of Capital Gold’s exploration activities is an important consideration, and this situation presents several risks to Capital Gold’s exploration activity in Saric, including, among others, that our employees or contractors may be directly affected by the violence which could delay the Company’s ability to execute its strategic plans. In response to such threats, Capital Gold may reduce its exploration activities in the areas of and surrounding its Saric concessions, and it may further reduce or cease entirely such activities in these areas. Such reduction or cessation of exploration could materially and adversely affect Capital Gold’s exploration efforts.

A national labor union has expressed interest in organizing the workers at Capital Gold’s El Chanate Mine.

The workforce at El Chanate is currently non-unionized; however, a national labor union is seeking to permit workers to vote on whether or not they would like to organize under such labor union. Capital Gold is reviewing its options with respect to the union’s activities. If the workforce were permitted to unionize, such activity could result in higher production costs at the El Chanate mine; however the Company would work to execute a favorable union contract. In addition, although we have not experienced a work stoppage to date, if the workforce chose not to unionize, the national labor seeking to unionize may choose to illegally interrupt operations at El Chanate, which could have a material adverse effect on our business, financial condition or results of operations.

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

See "Item 1. Legal Proceedings" for more information about the putative class action lawsuits related to the Gammon Transaction that have been filed.

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

CAPITAL GOLD CORPORATION

Date: December 10, 2010	By:	/s/ Colin Sutherland
Colin Sutherland
President and Director
(Principal Executive Officer)

Date: December 10, 2010	By:	/s/ Christopher M. Chipman
Christopher M. Chipman
Chief Financial Officer
(Principal Financial Officer)