Form 10-Q
period 2011-01-31
CAPITAL GOLD CORP
filed 2011-03-14
CIK 726845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011

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

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at March 3, 2011

Common Stock, par value $.0001 per share	61,427,278

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three and six months ended January 31, 2011.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements as of, and for the fiscal year ended July 31, 2010.

The results reflected for the three and six months ended January 31, 2011 are not necessarily indicative of the results for the entire fiscal year ending July 31, 2011.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except for share and per share amounts)

	January 31, 2011 (unaudited)	July 31, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$8,863	$12,125
Ore on Leach Pads (Note 6)	40,547	32,896
Material and Supply Inventories (Note 5)	2,807	1,953
Marketable Securities (Note 4)	181	30
Prepaid Expenses	375	431
Other Current Assets (Note 7)	2,844	1,471
Total Current Assets	55,617	48,906

Mining Concessions (Note 11)	18,005	52
Property & Equipment – net (Note 8)	72,376	21,390
Goodwill (Note 9)	3,520	-
Intangible Assets – net (Note 10)	725	730

Other Assets:
Deferred Financing Costs	816	1,351
Security Deposits	77	66
Other Assets	2	-
Total Other Assets	895	1,417
Total Assets	$151,138	$72,495
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,224	$907
Accrued Expenses (Note 18)	7,204	5,040
Derivative Contracts (Note 17)	-	40
Deferred Tax Liability (Note 19)	7,754	7,462
Current Portion of Long-term Debt (Note 16)	2,600	3,600
Total Current Liabilities	18,782	17,049

Reclamation and Remediation Liabilities (Note 12)	2,769	2,373
Other Liabilities	263	373
Non-Current Deferred Tax Liability (Note 19)	18,074	971
Long-Term Debt (Note 16)	-	800
Total Long-term Liabilities	21,106	4,517

Commitments and Contingencies	-	-

Stockholders’ Equity:
Common Stock, Par Value $.0001 Per Share;
Authorized 75,000,000 shares; Issued and
Outstanding 61,338,136 and 48,768,665 shares, respectively	6	5
Additional Paid-In Capital	113,627	65,391
Accumulated Deficit	(1,853)	(10,095)
Deferred Compensation	-	(80)
Accumulated Other Comprehensive Income (Note 13)	(530)	(4,292)
Total Stockholders’ Equity	111,250	50,929
Total Liabilities and Stockholders’ Equity	$151,138	$72,495

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The Three Months Ended
	January 31,
	2011	2010
Revenues
Sales – Gold, net	$20,038	$13,228
Costs and Expenses:
Costs Applicable to Sales	7,676	4,625
Depreciation and Amortization	1,030	624
General and Administrative	1,430	2,031
Exploration	826	349
Total Costs and Expenses	10,962	7,629
Income from Operations	9,076	5,599

Other Income (Expense):
Interest Income	3	4
Interest Expense	(273)	(344)
Other Income (Expense)	10	(37)
Total Other Expense	(260)	(377)

Income before Income Taxes	8,816	5,222

Income Tax Expense	(3,526)	(2,278)

Net Income	$5,290	$2,944

Income Per Common Share
Basic	$0.09	$0.06
Diluted	$0.09	$0.06

Basic Weighted Average Common Shares Outstanding	61,330,448	48,494,297
Diluted Weighted Average Common Shares Outstanding	61,643,859	49,976,904

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The Six Months Ended
	January 31,
	2011	2010
Revenues
Sales – Gold, net	$38,989	$24,955
Costs and Expenses:
Costs Applicable to Sales	14,886	8,735
Depreciation and Amortization	1,990	1,224
General and Administrative	4,964	3,660
Exploration	1,449	681
Total Costs and Expenses	23,289	14,300
Income from Operations	15,700	10,655

Other Income (Expense):
Interest Income	6	8
Interest Expense	(575)	(720)
Other Income (Expense)	11	(62)
Total Other Expense	(558)	(774)

Income before Income Taxes	15,142	9,881

Income Tax Expense	(6,900)	(3,997)

Net Income	$8,242	$5,884

Income Per Common Share
Basic	$0.13	$0.12
Diluted	$0.13	$0.12

Basic Weighted Average Common Shares Outstanding	61,150,592	48,505,818
Diluted Weighted Average Common Shares Outstanding	61,403,902	49,861,776

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except for share and per share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		paid-in-	Accumulated	Comprehensive	Deferred	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Compensation	Equity

Balance at July 31, 2010	48,768,665	$5	$65,391	$(10,095)	$(4,292)	$(80)	$50,929
Nayarit Acquisition	12,453,363	1	47,598	-	-	-	47,599
Equity based compensation, net of forfeitures	(20,833)	-	181	-	-	80	261
Common stock issued upon the exercising of options and warrants	136,108	-	457	-	-	-	457
Net income for the six months ended January 31, 2011	-	-	-	8,242	-	-	8,242
Change in fair value on interest rate swaps	-	-	-	-	(23)	-	(23)
Unrealized gain on marketable securities	-	-	-	-	149	-	149
Equity adjustment from foreign currency translation	-	-	-	-	3,636	-	3,636
Total comprehensive income	-	-	-	-	-	-	12,004
Balance at January 31, 2011	61,337,303	$6	$113,627	$(1,853)	$(530)	$-	$111,250

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The
	Six Months Ended
	January 31,
	2011	2010
Cash Flow From Operating Activities:
Net Income	$8,242	$5,884
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,990	1,224
Amortization of Deferred Financing Costs	499	485
Accretion of Reclamation and Remediation	88	76
Gain on sale of property and equipment	(2)	-
Equity Based Compensation	261	848
Changes in Operating Assets and Liabilities, excluding business combination
Increase in Accounts Receivable	-	(390)
Decrease (increase) in Prepaid Expenses	73	(103)
Increase in Inventory	(6,366)	(6,175)
Increase in Other Current Assets	(406)	(8)
Increase in Other Deposits	-	(103)
Increase (decrease) in Accounts Payable	(712)	439
Increase (decrease) in Other Liability	(119)	1
Increase in Reclamation and Remediation	209	184
Increase in Deferred Tax Liability	-	46
Increase in Accrued Expenses	2,042	2,802
Net Cash Provided By Operating Activities	5,799	5,210

Cash Flow From Investing Activities:
Purchase of Mining, Milling and Other Property and
Equipment	(7,708)	(4,031)
Proceeds from sale of Mining, Milling and Other Property and
Equipment	7	-
Purchase of Intangibles	-	(391)
Investment in Privately Held Company	-	(500)
Cash Acquired in Nayarit Business Combination	50	-
Net Cash Used in Investing Activities	(7,651)	(4,922)

The accompanying notes are an integral part of the financial statements.

CAPITAL GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)
(in thousands, except for share and per share amounts)

	For The
	Six Months Ended
	January 31,
	2011	2010

Cash Flow From Financing Activities:
Repayments from Affiliate, net	5	4
Payment of Deferred Finance Costs	-	(150)
Repayments on Notes Payable	(1,800)	(1,800)
Proceeds From Issuance of Common Stock	358	53
Net Cash Used in Financing Activities	(1,437)	(1,893)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	27	100
Decrease In Cash and Cash Equivalents	(3,262)	(1,505)
Cash and Cash Equivalents - Beginning	12,125	6,448
Cash and Cash Equivalents – Ending	$8,863	4,943

Supplemental Cash Flow Information:
Cash Paid For Interest	$81	$242
Cash Paid For Income Taxes	$4,281	$2,156
Non-Cash Financing Activities:
Change in Fair Value of Interest Rate Swaps	$40	$81
Non-Cash Investing Activities:
Fair Value of Common Stock Issued Upon
Acquisition of Nayarit Gold, Inc.	$47,599	-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position and results of operations and cash flows for the periods presented. They include the accounts of Capital Gold Corporation and its wholly owned and majority owned subsidiaries, Leadville Mining and Milling Holding Corporation, Minera Santa Rita, S.A de R.L. de C.V.(“MSR”) and Oro de Altar S. de R. L. de C.V. (“Oro”), Nayarit Gold, Inc. (“NYG”) and Nayarit Gold de Mexico (“NYM”), as well as the accounts within Caborca Industrial S.A. de C.V. (“Caborca Industrial”), a Mexican corporation that is 100% owned by two of the Company’s former officers and directors for mining support services.  Ownership was relinquished upon their recent resignations, and as of January 31, 2011, the Company was in the process of transitioning ownership. These services include, but are not limited to, the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at slightly above cost.  This entity is considered a variable interest entity under accounting rules provided under ASC guidance for consolidation accounting.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant-date fair values of stock options and warrants granted during the six months ended January 31, 2011, and 2010 were $1.93 and $2.16. The fair values of the options and warrants granted were estimated based on the following weighted average assumptions:

	Six months ended January 31,
	2011	2010
Expected volatility	58.66%-66.28%	71.25%
Risk-free interest rate	1.46%-1.76%	2.48%
Expected dividend yield	-	-
Expected life	5 years	5.0 years
Forfeiture rate	-	-

Stock option and activity for employees during the fiscal years ended July 31, 2010 and 2009, and six months ended January 31, 2011 are as follows (all tables in thousands, except for option, price and term data):

	Number of Options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Outstanding at July 31, 2008	887,500	$2.20	4.00	$334
Options granted1	250,000	1.96	-	-
Options exercised	(176,432)	1.48	-	-
Options expired	(86,068)	1.40	-	-
Outstanding at July 31, 2009	875,000	2.36	5.18	70
Options granted1	500,000	3.60	-	-
Options exercised	(128,638)	2.39	-	-
Options expired	(1,015,112)	2.93	-	-
Options outstanding at July 31, 2010	231,250	2.52	4.37	280
Options granted2	237,466	4.61	-	-
Options exercised	(11,394)	3.52	-	-
Options expired	-	-	-	-
Options outstanding at January 31, 2011	457,322	$3.58	3.05	$553
Options exercisable at January 31, 2011	398,572	$3.70	2.91	$434

1 Issuances under 2006 Equity Incentive Plan.
2 212,466 options added pursuant to the business combination with Nayarit that closed on August 2, 2010; 25,000 options were issued under 2006 Equity Incentive Plan.

Unvested stock option balances for employees at January 31, 2011 are as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Unvested Options Outstanding at July 31, 2008	437,500	$2.52	4.49	$8
Options granted	250,000	1.96	-	-
Options vested	(250,000)	2.24	-	-

Unvested Options outstanding at July 31, 2009	437,500	$2.36	5.18	$35
Options granted	500,000	3.60	-	-
Options vested	(237,500)	3.23	-	-
Options expired	(607,500)	3.02	-	-

Unvested Options outstanding at July 31, 2010	92,500	$2.52	4.37	$112
Options granted	25,000	3.73	-	-
Options vested	(58,750)	2.78	-	-
Options expired	-	-	-	-
Unvested Options outstanding at January 31, 2011	58,750	$2.78	4.00	$118

Stock option and warrant activity for non-employees during the years ended July 31, 2010 and 2009, and six months ended January 31, 2011 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Warrants and options outstanding at July 31, 2008	503,750	$2.48	3.54	$54
Options granted1	350,000	2.00	-	-
Options exercised	(37,500)	1.56	-	-
Options expired	(37,500)	1.56	-	-
Warrants and options outstanding at July 31, 2009	778,750	$2.36	3.36	$73
Options granted1	237,500	3.63	-	-
Warrants and options exercised	(239,954)	2.83	-	-
Options expired	(388,796)	2.16	-	-
Warrants and options outstanding at July 31, 2010	387,500	$3.02	3.97	$250
Options granted2	2,644,162	4.64	-	-
Options exercised	(60,518)	3.49	-	-
Options expired	(600,272)	5.76	-	-
Warrants and options outstanding at January 31, 2011	2,370,872	$4.12	1.50	$1,577
Warrants and options exercisable at January 31, 2011	1,883,372	$4.29	.42	$945

1 Issuances under 2006 Equity Incentive Plan.
2 2,219,162 options added pursuant to the business combination with Nayarit that closed on August 2, 2010; 425,000 options were issued under 2006 Equity Incentive Plan.

Unvested stock option balances for non-employees at January 31, 2011 are as follows:

	Number of Options	Weighted Average Exercise price	Weighted average remaining contracted term (years)	Aggregate Intrinsic value
Outstanding at July 31, 2008	113,750	$2.52	4.49	$3
Options granted	318,750	1.96	-	-
Options vested	(191,875)	2.04	-	-
Outstanding at July 31, 2009	240,625	$2.16	4.88	$70
Options granted	237,500	3.63	-	-
Options vested	(154,166)	3.18	-	-
Options expired	(157,292)	2.25	-	-
Outstanding at July 31, 2010	166,667	$3.21	4.32	$77
Options granted	425,000	3.47	-	-
Options vested	(79,168)	2.74	-	-
Options expired	(25,000)	3.60	-	-
Unvested options outstanding at January 31, 2011	487,499	$3.49	4.50	$632

The impact on the Company’s results of operations of recording equity based compensation for the six months ended January 31, 2011 and 2010, for employees and non-employees was approximately $261 and $848.  The Company has not recognized any tax benefit or expense for the six months ended January 31, 2011 and 2010, related to these items due to the Company’s net operating losses and corresponding valuation allowance within the U.S. (See Note 19).

As of January 31, 2011, there was approximately $854 of unrecognized equity based compensation cost related to options granted which have not yet vested.

NOTE 4 - Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

	(in thousands)
	January 31, 2011	July 31, 2010
Marketable equity securities, at cost	$52	$50
Marketable equity securities, at fair value	$181	$30

NOTE 5 – Material and Supplies Inventories

	(in thousands)
	January 31, 2011	July 31, 2010
Materials, supplies and other	$2,807	$1,953
Total	$2,807	$1,953

NOTE 6 - Ore on Leach Pads and Inventories (“In-Process Inventory”)

	(in thousands)
	January 31, 2011	July 31, 2010
Ore on leach pads	$40,547	$32,896
Total	$40,547	$32,896

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

NOTE 7 – Other Current Assets

Other current assets consist of the following:

	(in thousands)
	January 31, 2011	July 31, 2010
Value added tax to be refunded	$2,588	$891
Note receivable – Nayarit	-	350
MRS receivable	-	210
Loans receivable – affiliate	10	15
Deposit	238	5
Other	8	-
Total Other Current Assets	$2,844	$1,471

NOTE 8 – Property and Equipment

Property and Equipment consist of the following:

	(in thousands)
	January 31, 2011	July 31, 2010
Process equipment and facilities	$35,880	$29,038
Mining equipment	2,266	2,180
Mineral properties	45,528	152
Construction in progress	1,860	165
Computer and office equipment	552	366
Improvements	48	13
Furniture	73	43
Total	86,207	31,957
Less: accumulated depreciation	(13,831)	(10,567)
Property and equipment, net	$72,376	$21,390

Depreciation expense for the six months ended January 31, 2011 and 2010 was approximately $1,957 and $1,201, respectively.

NOTE 9 - Goodwill

On August 2, 2010 the Company acquired Nayarit Gold, Inc. (“Nayarit”) for approximately $47,599 in net consideration paid. The allocation of the fair value of the acquisition resulted in goodwill. None of the goodwill recognized is expected to be deductible for income tax purposes.  As of January 31, 2011, the balance of goodwill was $3,520 (See Note 21).

No impairment charges were recorded for the six months ended January 31, 2011.

NOTE 10 - Intangible Assets

Intangible assets consist of the following:

	(in thousands)
	January 31, 2011	July 31, 2010
Water Rights	$526	$510
Reforestation fee	293	271
Mobilization Payment to Mineral Contractor	63	70
Investment in Right of Way	9	18
Total	891	869
Accumulated Amortization	(166)	(139)
Intangible assets, net	$725	$730

Purchased intangible assets consisting of rights of way, water rights, easements, net profit interests, etc. are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the Units of Production (“UOP”) method. It is the Company’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangible assets are determined in accordance with ASC guidance for goodwill and other intangibles. There was no impairment at January 31, 2011.

Amortization expense for the six months ended January 31, 2011 and 2010 was approximately $33 and $23, respectively.

NOTE 11 - Mining Concessions

Mining concessions consists of the following:

	(in thousands)
	January 31, 2011	July 31, 2010
Sonora concessions	$34	$52
Nayarit concessions	17,971	-
Total	$18,005	$52

The Sonora concessions are carried at historical cost and are being amortized using the UOP method. Amortization expense for the six months ended January 31, 2011 and 2010 was approximately $3 and $3, respectively.

On August 2, 2010 the Company acquired Nayarit Gold, Inc. (“Nayarit”) for approximately $47,599 in net consideration paid. The allocation of the fair value of the acquisition included exploration interests. As of January 31, 2011, the balance of these exploration interests was $17,971 (See Note 21).

NOTE 12 - Reclamations and Remediation Liabilities (“Asset Retirement Obligations”)

The Company includes environmental and reclamation costs on an ongoing basis, in our internal revenue and cost projections.  No assurance can be given that environmental regulations will not be changed in a manner that would adversely affect the Company’s planned operations.  As of January 31, 2011, we estimated the reclamation costs for the El Chanate site to be approximately $4,782.  Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs.  The Asset Retirement Obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the Asset Retirement Obligation at each mine site.  The Company reviewed the estimated present value of the El Chanate mine reclamation and closure costs as of January 31, 2011.  As of January 31, 2011, approximately $2,769 was accrued for reclamation obligations relating to mineral properties in accordance with ASC guidance for asset retirement and environmental obligations.

The following is a reconciliation of the liability for long-term Asset Retirement Obligations for the six months ended January 31, 2011:

(in thousands)
Balance as of July 31, 2010	$2,373
Additions, changes in estimates and other	308
Accretion expense	88
Balance as of January 31, 2011	$2,769

NOTE 13 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) consists of foreign currency translation gains and losses, unrealized gains and losses on marketable securities and fair value changes on derivative instruments and is summarized as follows:

	Foreign currency items	Unrealized gain (loss) on securities	Change in fair value on interest rate swaps	Accumulated other comprehensive income
Balance as of July 31, 2010	$(4,512)	$(20)	$240	$(4,292)
Income	3,636	149	(23)	3,762
Balance as of January 31, 2011	$(876)	$129	$217	$(530)

The Company has not recognized any income tax benefit or expense associated with other comprehensive income items for the year ended July 31, 2010 and the six months ended January 31, 2011.

NOTE 14 - Related Party Transactions

The Company utilizes a Mexican Corporation, Caborca Industrial, for mining services. Caborca Industrial was 100% owned by the Company’s former Chief Executive Officer and another former officer of the Company. Ownership was relinquished upon their recent resignations, and as of January 31, 2011, the Company was in the process of transitioning ownership. These services include but are not limited to the payment of mining salaries and related costs. Caborca Industrial bills the Company for these services at slightly above cost. Mining expenses charged by Caborca Industrial and eliminated upon consolidation amounted to approximately $3,317, and $2,578 for the six months ended January 31, 2011, and 2010, respectively.

On April 29, 2010, the Company entered into a severance agreement and general release with Mr. Brownlie, pursuant to which Mr. Brownlie’s employment agreement terminated and he resigned as President and COO effective upon the consummation of the Business combination between the Company and Nayarit Gold on August 2, 2010.  Pursuant to the Severance Agreement, Mr. Brownlie was entitled to severance payments in the aggregate amount of approximately $1,388, payable over a six month period beginning June 2010; along with an additional $375 associated with the closing of the business combination agreement with Nayarit.  As of January 31, 2011, we have paid all amounts due under this agreement.

NOTE 15 - Stockholders' Equity

Common Stock

The Company received proceeds of approximately $358 during the six months ended January 31, 2011 from the exercising of an aggregate of 101,209 options. The Company also issued 6,328 shares upon the cashless exercising of options during the six months ended January 31, 2011.

During the six months ended January 31, 2011 and 2010, the Company recorded approximately $261 and $848 in equity compensation expense, net of related forfeitures, related to the vesting of restricted stock and stock option grants, respectively.  As of January 31, 2011, all compensation costs related to restricted stock granted have been recognized in full.

As part of the severance agreement with the Company’s former President and Chief Operating Officer, the unvested portion of a previous restricted share grant of 20,833 shares was forfeited. As of January 31, 2011, the Company recorded adjustments to additional paid in capital and deferred compensation costs totaling approximately $53 related to this forfeiture.

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

On August 2, 2010, in connection with the consummation of the Business Combination, and at the recommendation of the Compensation Committee of the Board of Directors, the Company’s Board of Directors approved the issuance of 25,000 options to Colin Sutherland under our 2006 Equity Incentive Plan. The stock options have a term of five years and vest as follows: 50% vested upon issuance and the balance vests 25% annually thereafter. The exercise price of the stock options is $3.73 per share.  In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  The Company utilized the Black-Scholes method to fair value the 25,000 options totaling $48.  For the six months ended January 31, 2011 the Company recorded approximately $30 in equity compensation expense on the vested portion of these stock options, respectively. The grant date fair value of each stock option was $1.90.

On August 18, 2010, at the recommendation of the Compensation Committee of the Board of Directors, the Company’s Board of Directors approved the issuance of 175,000, 175,000 and 75,000 options to Stephen Cooper, John Cutler and Gary Huber, respectively, aggregating 425,000 stock options under our 2006 Equity Incentive Plan. The stock options have a term of five years and vest as follows: one-third vested upon first anniversary of date of grant and the balance vests one-third annually thereafter. The exercise price of the stock options is $3.47 per share (per the Plan, the closing price on the NYSE Stock Exchange on the trading day immediately prior to the day of determination converted to U.S. Dollars). In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or one year from the date continuous service terminates. Upon a change of control, all unvested stock options and unvested restricted stock grants immediately vest.  The Company utilized the Black-Scholes method to fair value the 425,000 options received by these individuals totaling $823.  For the six months ended January 31, 2011 the Company recorded approximately $125 in equity compensation expense on the vested portion of these stock options, respectively. The grant date fair value of each stock option was $1.94.

On March 11, 2010, the Company entered into an agreement with Gifford A. Dieterle, the former Chief Executive Officer (“CEO”) of the Company and Chairman of the Board, pursuant to which Mr. Dieterle resigned his position as CEO and Chairman of the Board, effective March 18, 2010. Pursuant to the agreement, Mr. Dieterle received lump sum payments totaling approximately $376 in September 2010, and additional payments totaling approximately $288 will be due in 2011. As of January 31, 2011, the Company has paid approximately $24.  In addition, Mr. Dieterle was due an issuance of $100 in shares of the Company's common stock, initially proposed to be received in September 2010.  The number of common shares to be issued was determined by dividing $100 by the volume weighted average closing sale price for the 10 trading days prior to September 18, 2010 on NYSE EURONEXT.  The Toronto Stock Exchange (“TSX”) provided conditional approval for this issuance provided no more than 27,000 common shares were to be issued without additional written consent of TSX.  TSX provided this additional written consent on October 4, 2010 to allow the issuance of an additional 1,571 shares, for a total of 28,571 shares pursuant to the severance agreement.  The shares were issued, accordingly, on October 4, 2010.

NOTE 16 - Debt

Long term debt consists of the following:	(in thousands)

	January 31, 2011	July 31, 2010

Total long-term debt	$2,600	$4,400

Less current portion	(2,600)	(3,600)

Long-term debt	$-	$800

In September 2008, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) involving our wholly owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), the Company, as guarantor, and Standard Bank, as the lender. The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006.  Under the Credit Agreement, MSR and Oro borrowed money in an aggregate principal amount of up to US$12,500 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico.  The Company guaranteed the repayment of the Term Loan and the performance of the obligations under the Credit Agreement.  As of January 31, 2011 and 2010, the accrued interest on the Term Loan was approximately $6 and $14, respectively.

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

As of January 31, 2011, the Company and its related entities were in compliance with all debt covenants and default provisions.  The accounts of Caborca Industrial are not subject to the debt covenants and default provisions.

Future principal payments on the term loan are as follows (in thousands):

Fiscal Years Ending July 31,

2011	$2,200
2012	400
$2,600

NOTE 17 - Sales Contracts, Commodity and Financial Instruments

Interest Rate Swap Agreement

On October 11, 2006, prior to our initial draw on the Credit Agreement, the Company entered into an interest rate swap agreement covering about 75% of the expected variable rate debt exposure.  Only 50% coverage is required under the Credit Agreement.  The interest rate swap contract terminated on December 31, 2010.  However, the Company intends to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as it deems appropriate.  In any case, the Company’s use of interest rate derivatives will be restricted to use for risk management purposes.

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

The following is a reconciliation of the derivative contract regarding the Company’s Interest Rate Swap agreement:

(in thousands)
Liability balance as of July 31, 2010	$40
Change in fair value of swap agreement	1
Net cash settlements	(41)
Liability balance as of January 31, 2011	$-

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

The Effect of Derivative Instruments on the Statement of Financial Position (in thousands):

Quarter Ended	Derivatives in Cash Flow Hedging Relationships	Effective Results Recognized in OCI	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Income	Ineffective Results Recognized in Earnings	Location of Ineffective Results
7/31/09	Interest Rate contracts	$(19)	Interest Income (Expense)	(55)	-	N/A
10/31/09	Interest Rate contracts	$(16)	Interest Income (Expense)	(53)	-	N/A
1/31/10	Interest Rate contracts	$(8)	Interest Income (Expense)	(48)	-	N/A
4/30/10	Interest Rate contracts	$(1)	Interest Income (Expense)	(38)	-	N/A
7/31/10	Interest Rate contracts	$(2)	Interest Income (Expense)	(30)	-	N/A
10/31/10	Interest Rate contracts	$(1)	Interest Income (Expense)	(22)	-	N/A
01/31/11	Interest Rate contracts	-	Interest Income (Expense)	(17)	-	N/A

Fair Value of Derivative Instruments in a Statement of Financial Position and the Effect of Derivative Instruments on the Statement of Financial Performance (in thousands):

	Liability Derivatives
July 31, 2010	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$40

	Liability Derivatives
October 31, 2010	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$17

	Liability Derivatives
January 31, 2011	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments
Interest rate derivatives	Current Liabilities	$-

NOTE 18 – Accrued Expenses

Accrued expenses consist of the following:

	January 31, 2011	July 31, 2010

Net smelter return	$409	$388
Mining contract	370	497
Income tax payable	4,518	1,900
Utilities	159	126
Interest	6	11
Legal and professional	228	70
Salaries, wages and related benefits	846	662
Leach pad expansion	150	-
Severance	263	1,279
Other liabilities	255	107

	$7,204	$5,040

NOTE 19 - Income Taxes

The Company’s Income (loss) before income tax for the three and six months ended consisted of:

	(in thousands)		(in thousands)
	For The Three Months Ended		For The Six Months Ended
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010

United States	$(1,668)	$(2,317)	$(5,317)	$(4,224)
Foreign	10,484	7,539	20,459	14,105
Total	$8,816	$5,222	$15,142	$9,881

The Company’s current intent is to permanently reinvest its foreign affiliate’s earnings; accordingly, no U.S. income taxes have been provided for the unremitted earnings of the Company’s foreign affiliate.

On October 1, 2007, the Mexican Government enacted legislation which introduces certain tax reforms as well as a new minimum flat tax system.  This new flat tax system integrates with the regular income tax system and is based on cash-basis net income that includes only certain receipts and expenditures.  The flat tax is set at 17.5% of cash-basis net income as determined, with transitional rates of 16.5% and 17.0% in 2008 and 2009, respectively.  If the flat tax is positive, it is reduced by the regular income tax and any excess is paid as a supplement to the regular income tax.  If the flat tax is negative, it can be carried forward for a period of up to ten years to reduce any future flat tax.

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

	Fair Value at January 31, 2011 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,804	$2,804	$-	$-
Marketable securities	181	181	-	-
	$2,985	$2,985	$-	$-

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

NOTE 21 - Acquisition of Nayarit Gold, Inc.

Capital Gold Corporation (“Capital Gold”) is a party to that certain Business Combination Agreement (the “Agreement”), dated as of February 10, 2010, as amended by Amendment No. 1 to the Agreement, dated as of April 29, 2010 and the Extension Agreement dated as of July 6, 2010, by and among Capital Gold, Nayarit Gold Inc. (“Nayarit”), John Brownlie, Colin Sutherland and Brad Langille.  The Business Combination was consummated on August 2, 2010. As a result of the Business Combination, Nayarit became a wholly-owned subsidiary of the Company.  In connection with the Business Combination, each outstanding share of Nayarit common stock was converted into 0.134048 shares of Capital Gold common stock, with cash paid in lieu of any fractional share.  Capital Gold issued 12,453,363 shares of its common stock in the Business Combination to Nayarit's current stockholders and has reserved for issuance an additional 1,621,981 and 903,483 shares of Capital Gold common stock upon the exercise of former Nayarit warrants and options, respectively.  Based on the number of outstanding shares of Nayarit common stock and Capital Gold common stock, after the consummation of the Business Combination, the stockholders of Nayarit own approximately 20.4% of Capital Gold on a non-diluted basis.

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

During the six months ended January 31, 2011, the Company incurred transaction costs consisting primarily of legal, professional, investment advisory and accounting fees of $971.  These costs are included in general and administrative expenses on the consolidated statement of operations.

Pro forma Information

The following unaudited pro forma results of operations of the Company for the six months ended January 31, 2011 and 2010 assume that the Nayarit acquisition had occurred on August 1, 2009. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, nor are they necessarily indicative of future results of operations.

(in thousands)
	Six Months Ended January 31, 2011	Six Months Ended January 31, 2010
Revenues	$38,989	$24,955
Net income	$8,242	$4,231
Income per common share:
Basic – net income	$0.13	$0.07
Diluted – net income	$0.13	$0.07

NOTE 22 – Definitive Agreement – Gammon Gold, Inc.

On October 1, 2010, the Company and Gammon Gold Inc. (“Gammon Gold”) entered into a definitive merger agreement pursuant to which, if consummated, Gammon Gold will acquire all of the issued and outstanding common shares of Capital Gold in a cash and share transaction (the “Gammon Transaction”). The total consideration for the purchase of 100% of the fully diluted shares of Capital Gold is approximately US$288 million or US$4.57 per Capital Gold share based on Gammon Gold’s closing price on September 24, 2010 on the NYSE. The Gammon Transaction has the unanimous support of both companies’ Boards of Directors and Officers.  Under the terms of the Gammon Transaction, each common share of Capital Gold will be exchanged for 0.5209 common shares of Gammon Gold and a cash payment in the amount of US$0.79 per share. Based on the September 24, 2010 closing price of Capital Gold’s shares on the NYSE EURONEXT, the acquisition price represents a 20% premium to the close on September 24th and a 30% premium to the 20-day volume weighted average price on the NYSE EURONEXT ending on that date.  The consummation of the Gammon Transaction is subject to numerous contingencies as described in the related merger agreement including, but not limited to, Capital Gold stockholder approval. A special meeting of CGC’s stockholders will be held on March 18, 2011.

On March 9, 2011, CGC, Gammon Gold and Capital Gold AcquireCo, Inc. entered into Amendment No. 2 to the Agreement and Plan of Merger, dated October 1, 2010, as amended on October 29, 2010, which provides for Gammon Gold to acquire CGC. Pursuant to the amendment, the termination fee payable by CGC, under certain circumstances, was reduced from $10.3 million to $5.75 million. In addition, Gammon Gold’s ability to terminate the agreement for any reason with the payment of a $2 million termination fee was eliminated.

NOTE 23 – Subsequent Events

Legal Proceedings

Subsequent to the announcement of the merger, eleven putative shareholder class action complaints were filed challenging the transaction. Five complaints were filed in the Supreme Court of the State of New York, New York County, the New York Actions, and six were filed in the Delaware Court of Chancery, the Delaware Actions. The New York complaints captioned Jenkins v. Capital Gold Corp., et al., Index No. 651651/2010; Schroeder v. Capital Gold Corp., et al., Index No. 651652/2010; and Leone v. Capital Gold Corp., et al., Index No. 651690/2010, name as defendants the directors of CGC, as well as CGC and Gammon Gold. The New York complaint captioned Kramer v. Capital Gold Corp., et al., Index No. 651678/2010, names as defendants the directors of CGC, CGC’s Chief Financial Officer and Secretary as well as CGC and Gammon Gold. The New York complaint captioned Stanford v. Cooper, et al., Index No. 651827/2010, names as defendants the directors of CGC, as well as CGC, Gammon Gold and Capital Gold AcquireCo, Inc., Gammon Gold’s wholly-owned subsidiary. The New York plaintiffs allege generally that the CGC officers and directors breached their fiduciary duties to CGC stockholders by agreeing to an unfair price and an inappropriate sale process, and that the individual defendants agreed to the merger to benefit themselves personally at the expense of stockholder interests. The Kramer and Stanford complaints allege in addition that the proposed transaction involves unreasonable deal protection devices, including a nonsolicitation agreement, matching rights, and an unreasonable termination fee. The New York Actions further claim that CGC and Gammon Gold aided and abetted the purported breaches of fiduciary duties. The New York Actions seek injunctive relief, including enjoining the transaction and rescinding all agreements made in anticipation of the transaction or awarding the plaintiffs and the purported class rescissory damages. The New York Actions additionally seek attorneys’ and other fees and costs, in addition to seeking other relief.  On February 15, 2011, the New York court entered an order consolidating the New York actions, and on March 2, 2011, lead plaintiffs served an amended complaint.  The defendants’ date to answer or move to dismiss the consolidated complaints is April 18, 2011.

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

On November 2, 2010, a putative shareholder class action was filed regarding the Company’s merger with Gammon, captioned Bromberg v. Capital Gold Corp., Case No. 651904/2010 (NY Sup.). The claims stated and relief sought are substantially identical to the claims made and relief sought in the Jenkins and Schroeder lawsuits referred above.

On Nov. 12, 2010, the Delaware Court of Chancery entered an Order of Consolidation and a Stipulation and Scheduling Order, whereby the Court, inter alia, consolidated the Delaware Actions except for Boehm, which had been withdrawn, and set a schedule for expedited discovery.  On November 16, 2010, plaintiffs in the Delaware Actions filed an amended and consolidated class action complaint in the Court of Chancery.  Answers to the amended and consolidated class action complaint, which deny the allegations and assert affirmative defenses, were filed on December 6, 2010, by defendants CGC and its directors, and on December 7, 2010, by defendants Gammon Gold and Gammon Gold AcquireCo.

On November 22, 2010, Helmut Boehm filed a suit in the United States District Court for the Southern District of New York, captioned Boehm v. Capital Gold, et al., 10-CIV-8818 (RMB), naming as defendants CGC and its directors, as well as Gammon Gold and Capital Gold AcquireCo.  The complaint alleges that CGC and its directors violated Section 14(a) and Section 20(a) of the Securities Exchange Act by issuing or causing to be issued a registration statement containing material misleading statements and omissions.  The complaint also asks the District Court to exercise its jurisdiction over putative class action claims under Delaware law against CGC and its directors for breach of fiduciary duty and against CGC, Gammon and Capital Gold AcquireCo for aiding and abetting breach of fiduciary duty.  The basis for all claims and request for relief are substantially identical to those in the amended and consolidated class action complaint filed in Delaware.  On February 25, 2011, defendants filed a joint motion to dismiss or stay the District Court action.  The District Court granted Plaintiff Boehm’s request to file a motion for a preliminary injunction to enjoin the motion as a cross-motion on or by March 4, 2011, and briefing on all motions is to be completed by March 12, 2011.

On March 9, 2011, counsel to the parties to the Delaware Actions entered into a Memorandum of Understanding (“MOU”) that expresses an agreement in principle to settle the Delaware Actions, subject to approval by the Delaware Court of Chancery and on terms and conditions that include, among other things, certain supplemental disclosures that are contained in the supplement to the proxy filed on March 10, 2011, and certain amendments to the terms of the merger agreement, as discussed elsewhere in the supplement to the proxy.  If the Delaware Court of Chancery approves the settlement contemplated in the MOU, upon approval of the settlement by the Delaware Vice Chancellor, a non-opt out class of Capital Gold shareholders will be certified and a final judgment will be entered dismissing the Delaware Actions with prejudice and releasing all claims that could be asserted by the class against the defendants relating to the proposed merger between Capital Gold and Gammon Gold, including any claims under federal law.  Subject to court approval of the settlement, counsel for the purported class will apply to the Delaware Court of Chancery for reimbursement of its reasonable fees and expenses incurred in connection with the actions.  The settlement will not take effect unless the merger between Gammon Gold and Capital Gold is consummated.

The defendants believe the Delaware Actions, the New York Actions and Boehm lack merit and intend to defend their positions in these matters vigorously to the extent they are not fully resolved by the settlement.

Timmins Gold

On February 10, 2011, Timmins Gold announced an offer for stockholders of the Company to exchange their shares of Common Stock directly for Timmins Shares (the “Exchange Offer”). The Exchange Offer is based on the same economic terms as the merger proposal submitted by Timmins Gold to the Company on September 3, 2010, September 17, 2010, October 12, 2010, December 2, 2010 and December 21, 2010, which the CGC Board, following lengthy deliberations and a careful review of all aspects of the proposal with management and its legal and financial advisors, concluded was not a superior proposal to the Gammon transaction and not in the best interests of the Company and its stockholders.

After conducting site due diligence, meeting with certain members of management of Timmins Gold, reviewing the operations of Timmins Gold and material provided by Timmins Gold, on January 31, 2011, the CGC Board concluded unanimously that the Timmins Merger Proposal did not constitute a superior proposal to the terms of the Gammon Merger.  Such conclusion was based upon a variety of different factors, including a review and analysis of the Timmins Merger Proposal, the due diligence materials provided by Timmins Gold, the failure of Timmins Gold to substantiate its representation that it had the ability to pay the termination fee under the Gammon Merger Agreement and other costs and expenses of a transaction with the Company without risk to the future day-to-day operations of a combined entity, and the failure of Timmins Gold to provide all of the due diligence materials requested by the Company.  On February 1, 2011, the M&A Committee notified Timmins Gold that the CGC Board resolved to terminate its consideration of the Timmins Merger Proposal because of its determination that such proposal is not a superior proposal to the terms of the Gammon Merger.

In addition to the Exchange Offer, Timmins Gold is soliciting consents in order to facilitate its ability to successfully consummate the Exchange Offer by asking our shareholders to: (i) repeal certain provisions of our by-laws, (ii) remove all members of our board of directors and (iii) elect certain individuals nominated by Timmins Gold to the Company’s board of directors.  According to Timmins Gold’s preliminary consent statement, dated February 10, the Timmins nominees would be committed, subject to their duties as directors of the Company, to take action to expedite consummation of the Exchange Offer.  In accordance with Delaware law and the Company’s By-laws, the Board set March 7, 2011 as the record date (the “Record Date”) for the determination of the Company’s stockholders who are entitled to execute, withhold or revoke consents relating to the Timmins Consent Solicitation.  Only holders of record as of the close of business on the Record Date may execute, withhold or revoke consents with respect to the Timmins Consent Solicitation.

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

On March 9, 2011, CGC, Gammon Gold and Capital Gold AcquireCo, Inc. entered into Amendment No. 2 to the Agreement and Plan of Merger, dated October 1, 2010, as amended on October 29, 2010, which provides for Gammon Gold to acquire CGC. Pursuant to the amendment, the termination fee payable by CGC, under certain circumstances, was reduced from $10.3 million to $5.75 million. In addition, Gammon Gold’s ability to terminate the agreement for any reason with the payment of a $2 million termination fee was eliminated.

On February 10, 2011, Timmins Gold announced an offer for stockholders of the Company to exchange their shares of Common Stock directly for Timmins Shares (the “Exchange Offer”). The Exchange Offer is based on the same economic terms as the merger proposal submitted by Timmins Gold to the Company on September 3, 2010, September 17, 2010, October 12, 2010, December 2, 2010 and December 21, 2010, which the CGC Board, following lengthy deliberations and a careful review of all aspects of the proposal with management and its legal and financial advisors, concluded was not a superior proposal to the Gammon transaction and not in the best interests of the Company and its stockholders.

After conducting site due diligence, meeting with certain members of management of Timmins Gold, reviewing the operations of Timmins Gold and material provided by Timmins Gold, on January 31, 2011, the CGC Board concluded unanimously that the Timmins Merger Proposal did not constitute a superior proposal to the terms of the Gammon Merger.  Such conclusion was based upon a variety of different factors, including a review and analysis of the Timmins Merger Proposal, the due diligence materials provided by Timmins Gold, the failure of Timmins Gold to substantiate its representation that it had the ability to pay the termination fee under the Gammon Merger Agreement and other costs and expenses of a transaction with the Company without risk to the future day-to-day operations of a combined entity, and the failure of Timmins Gold to provide all of the due diligence materials requested by the Company.  On February 1, 2011, the M&A Committee notified Timmins Gold that the CGC Board resolved to terminate its consideration of the Timmins Merger Proposal because of its determination that such proposal is not a superior proposal to the terms of the Gammon Merger.

In addition to the Exchange Offer, Timmins Gold is soliciting consents in order to facilitate its ability to successfully consummate the Exchange Offer by asking our shareholders to: (i) repeal certain provisions of our by-laws, (ii) remove all members of our board of directors and (iii) elect certain individuals nominated by Timmins Gold to the Company’s board of directors.  According to Timmins Gold’s preliminary consent statement, dated February 10, the Timmins nominees would be committed, subject to their duties as directors of the Company, to take action to expedite consummation of the Exchange Offer.  In accordance with Delaware law and the Company’s By-laws, the Board set March 7, 2011 as the record date (the “Record Date”) for the determination of the Company’s stockholders who are entitled to execute, withhold or revoke consents relating to the Timmins Consent Solicitation.  Only holders of record as of the close of business on the Record Date may execute, withhold or revoke consents with respect to the Timmins Consent Solicitation.

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

In May 2010, we initiated the planning and permitting on the construction of an additional leach pad to the east of the existing leach pads.  The total capacity of this additional leach pad will be approximately 8.5 million tonnes (when stacked to six lifts) and cost approximately $7,500.  This pad will be expanded on the south, east and possibly west sides to accommodate the current ore reserve.  When combined with the original and west pads the aggregate capacity will be approximately 20.1 million tonnes.  As of January 31, 2011, we have expended nearly $2,000 towards the construction of this new leach pad. The remaining capital expenditure is anticipated to be expended over the next four months.  Site clearing was initiated in May 2010 and construction commenced in July 2010.  We initiated stacking on the first panel of the leach pad on December 31, 2010.  Stacking on additional panels have and will commence upon completion of the each panel until construction is complete which is anticipated by May 2011.

In July 2010, the Company commenced the use of belt agglomeration with cement which is added to the crushed ore at the El Chanate mine to improve the flow of leaching solution.   We have engaged an independent consultant with respect to heap leaching optimization, which has resulted in recommendations to increase the barren solution flow to the leach pad, increase the pregnant solution flow to the recovery plant, and redirect the low grade solution to the leach pads.  When fully implemented, these operational changes combined with the agglomeration with cement and barren solution may result in improvements in leaching time.  We ordered two agglomeration drums which arrived on site and are now operational.   The use of agglomeration drums will allow for better mixing of cement and lime with the crushed ore, producing a consistent quality control of the product.  The belt agglomeration was a temporary measure until the drums were delivered and operational. The cost of these agglomeration drums and an additional overland conveyor is anticipated to be $2,000.  The full amount was expended as of January 31, 2011.

In October 2009, we procured additional water rights at El Chanate that has enabled us to drill another water supply well.  The new well was completed in October 2010 and will allow for a further increase in solution flow to the leach pads.

We commenced a reverse circulation drill program at our El Chanate mine in April 2010.  The primary reason for the drilling is to replace depleted reserves and improve the forecast accuracy of the mine plan with infill holes.  Drill holes will test the north pit wall for mineralization as well as the outer limits of the pit, and outlying prospective areas.  The program is budgeted to continue through April 2011.  The data from drilling will be used to update the block model for mine planning, and we plan to update our resource estimate before the end of our fiscal year ending July 31, 2011.  Since April 2010 we have drilled 166 reverse circulation holes totaling approximately 20,507 meters.

The following table represents a summary of cumulative activity in connection with our proven and probable mineral reserves:

Proven and probable mineral reserve (Ktonnes of ore)	January 31, 2011	July 31, 2010	July 31, 2009
Ore
Beginning balance (Ktonnes)	66,712	40,911	35,417
Additions	-	30,388	9,342
Reductions	(2,497)	(4,587)	(3,848)
Ending Balance	64,215	66,712	40,911

Contained gold
Beginning balance (thousand of ounces)	1,411	859	719
Additions	-	662	239
Reductions	(56)	(110)	(99)
Ending Balance	1,355	1,411	859

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

El Oso Project - Saric Properties – Sonora, Mexico

In April 2008, we leased 12 mining concessions totaling 1,789 hectares located northwest of Saric, Sonora. In addition, we own a claim for approximately 2,233 additional hectares adjacent to this property. The approximate 4,022 hectare area is accessible by paved roads and has cellular phone service from hilltops.  These concessions and this claim are about 60 miles northeast of the El Chanate project. Mineralization is evident throughout the concession group and is hosted by shear zones and stockwork quartz veins in volcanic and intrusive rocks. We have completed exploration work consisting of geological mapping, systematic geochemical sampling of rock and soils, geophysical surveys, trenching and 73 reverse circulation drill holes totaling 6,121 meters and more recently a one meter interval topographic survey over the concession area.  SRK of Lakewood, Colorado has visited the site and has monitored the quality assurance and quality control during these drill campaigns.  We anticipate SRK will assist on the next phase of the exploration program.  All of the drill hole samples have been assayed by ALS Chemex.  The ALS Chemex facility in Hermosillo does the sample preparation, and the assays are performed at the ALS Chemex’s Vancouver laboratory.

In January 2010, we initiated an additional drill campaign at Saric that consisted of 13 core holes totaling approximately 1,100 meters.  The drilling was completed on February 23, 2010 and targeted the existing mineralized structure to confirm the geologic interpretation and confirm the accuracy of previous reverse circulation drilling. The drill-hole samples were assayed by ALS Chemex.  Currently, we are planning to initiate a geophysical survey in mid-2011.  The intention of the geophysical survey is to assist us in determining the focus of our next drill campaign. We are advancing the land agreements and environmental permits to allow further disturbance associated with exploration on our mineral concessions.

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

For the exploration rights of La Estrella as described above, Nayarit Mexico has paid up to date the amount of $650 plus applicable Value Added Tax, and shall pay the following amounts in the dates indicated below, after which payment, Nayarit Mexico will acquire 100% interest to La Estrella concession:

(i)	$100 plus applicable Value Added Tax, in December 8, 2010, which was paid;

(ii)	$100 plus applicable Value Added Tax, in June 8, 2011;

(iii)	$175 plus applicable Value Added Tax, in December 8; 2011

(iv)	$175 plus applicable Value Added Tax, in June 8, 2012; and

(v)	$350 plus applicable Value Added Tax, in December 8, 2012.

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

For the exploration rights of the Huajicari Concessions as described above, Nayarit Mexico has paid the full amount of $2,500 as of January 31, 2011.  As such, Nayarit Mexico has acquired 100% interest in the Huajicari Concessions in terms of a conveyance agreement that was formalized in early December 2010.

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

Nayarit Gold has initiated the generation of an environmental impact assessment of the concession(s) (the “EIA”) which is substantially complete. There are no known environmental liabilities on the Concession.  We have received the environmental permits to initiate construction and have made the change of land use with the regulatory authority in Mexico.  Notification to the regulatory authority is required before construction can begin and we are working on obtaining the explosives permit for mining purposes.

We continue to investigate other exploration projects in northern Mexico and other locations.

Result of Operations

Three months ended January 31, 2011 compared to three months ended January 31, 2010

Net income for the three months ended January 31, 2011 and 2010 was approximately $5,290 and $2,944, respectively, representing an increase of approximately 80% over the prior period.  The primary reason for the increase in net income can be attributed to the increase in sales offset by the corresponding increase in costs applicable to sales during the current period as compared to the same period in the prior year.

Revenues & Costs Applicable to Sales

Gold sales for the three months ended January 31, 2011 totaled approximately $20,038 as compared to $13,228 in the prior period representing an increase of approximately $6,810 or 51%.  We sold 14,573 ounces at an average realizable price per ounce of approximately $1,375 in the current period.  We sold 11,816 ounces at an average realizable price per ounce of $1,119 during the same period last year.

Costs applicable to sales were approximately $7,676 and $4,625, respectively, for the three months ended January 31, 2011 and 2010, an increase of approximately $3,051 or 66%.  Cash costs of $516 per ounce of gold sold for the three months ended January 31, 2011 was 39% higher than the $372 for the three months ended January 31, 2010.  The primary reasons for this increase in cash cost per ounce sold in the current period were attributable to:

•
An increase in mining costs of approximately $1,916 or 69% over the prior period.  This was primarily due to higher mining contractor costs of approximately $1,206 or 79% compared to the prior period primarily due to an increase in tonnage mined of 1,457,000 tonnes or 65%, higher diesel fuel consumption of $487 due to an increase in tonnage mined and longer haul distance as the pit deepens, and higher explosive costs of $93 due to the increase in tonnage mined;

•
Higher crushing costs of approximately of $493, an increase of 59% over the prior period, mainly due to: 1) an increase in tonnage going through the crushing circuit of 172,000 tonnes or 16% over the prior period;  2) an increase in electricity consumption and maintenance costs as well as an increase in the usage of crusher parts and supplies with the corresponding increase in tonnage; and 3) an increase in labor costs associated with the hiring of additional crusher operators;

•
An increase in leaching and ADR plant costs of approximately $405 or 22% mainly due to a general increase in consumption of gold leaching chemicals and reagents as well as electricity usage in the processing of ore.  The increased consumption can be mainly attributed to the increased tonnage processed during the current period as compared to the prior period as well as an the result of increasing the gold leaching chemicals and solution flow to the leach pad as we increased the level of lifts or height of the leach pad as well as the increased surface area under leach.

Total costs were $585 per ounce of gold sold for the three months ended January 31, 2011 as compared to $425 total cost per ounce sold in the prior period.  The primary reason for this increase in total costs can be attributable to the reasons detailed above as well as the increase in depreciation and amortization resulting from additions to capital expenditures.

Revenues from by-product sales, which consist of silver, are credited to Costs applicable to sales as a by-product credit. By-product sales amounted to $744 and $290 for the three months ended January 31, 2011 and 2010, on silver ounces sold of 24,687 and 16,400, respectively.

Depreciation and Amortization

Depreciation and amortization expense during the three months ended January 31, 2011 and 2010 was approximately $1,030 and $624, respectively.  The primary reason for the increase of approximately $406, or 65%, in the current period was due to an increase in depreciation and amortization charges related to property, plant and equipment additions.

General and Administration Expense

General and administrative expenses during the three months ended January 31, 2011 were approximately $1,430, a decrease of approximately $601, or 30%, from the three months ended January 31, 2010. The primary reason for the decrease in general and administrative expenses was due to lower salaries and wages of $348 and lower stock compensation expense of $586 related to the resignations of officers and directors in the prior year.  This decrease in general and administrative expense was slightly offset by an in increase in legal expense of $318 mainly due to regulatory filings and litigation with regard to the merger and acquisition activity during the period as well as higher merger and acquisition related expenses of $171 related to the Gammon Gold transaction.

Exploration Expense

Exploration expense during the three months ended January 31, 2011 and 2010 was approximately $826 and $349, respectively, or an increase of $477, or 137%.  The primary reason for the increase in exploration expense can be attributed to on-going exploration work being conducted at our Orion Project in Nayarit State, Mexico, not experienced in the prior period.  We closed our business combination with Nayarit Gold Inc. on August 2, 2010, and have incurred exploration costs of $350 during the current period.

In addition, we initiated a reverse circulation drill program in April 2010.  The primary reason for the drilling is to potentially replace depleted reserves and improve the forecast accuracy of our mine plan going forward with in-fill drill holes.  This program is also designed to test the north pit wall for mineralization as well as outer limits of the pit and outlying prospective areas.  We anticipate this program continuing until April 2011.  The data from this drill program will be used to update the geological block model for mine planning purposes and to potentially update our reserve estimate before the end of our fiscal year ended July 31, 2011.  Since April 2010, we have drilled 166 reverse circulation holes totaling approximately 20,507 meters.

Other Income and Expense

Interest expense was approximately $273 for the three months ended January 31, 2011 compared to approximately $344 for the same period a year earlier.  This decrease was due to lower interest charges incurred during the current period, based on a lower average debt balance compared to the prior period.  As of January 31, 2011 and 2010, there was $2,600 and $6,200, respectively, outstanding on our term note with Standard Bank.

Six months ended January 31, 2011 compared to six months ended January 31, 2010

Net income for the six months ended January 31, 2011 and 2010 was approximately $8,242 and $5,884, respectively, representing an increase of approximately 40% over the prior period.  The primary reasons for the increase in net income can be attributed to the increase in sales offset by both an increase in costs applicable of sales in conjunction with that of the increase in sales and an increase in general and administrative expenses incurred during the current period as compared to the prior period.  General and administrative costs increased $1,304 or 36% mainly due to our activity related to the business combination with Nayarit Gold Inc. that closed on August 2, 2010 and the proposed business combination with Gammon Gold.  See “General and Administrative Expense” below for more detail of these costs that were incurred during the current period.

Due to the business combination with Nayarit Gold Inc. that closed on August 2, 2010, general and administrative costs, as well as exploration expense, increased for the six months ended January 31, 2011 by approximately $197 and $545, respectively, as compared to the prior period.

Revenues & Costs Applicable to Sales

Gold sales for the six months ended January 31, 2011 totaled approximately $38,989 as compared to $24,955 in the prior period representing an increase of approximately $14,034 or 56%.  We sold 29,410 ounces at an average realizable price per ounce of approximately $1,326 in the current period.  We sold 23,549 ounces at an average realizable price per ounce of $1,060 during the same period last year.

Costs applicable to sales were approximately $14,886 and $8,735, respectively, for the six months ended January 31, 2011 and 2010, an increase of approximately $6,151 or 70%.  Cash costs of $495 per ounce of gold sold for the six months ended January 31, 2011 was 39% higher than the $355 for the six months ended January 31, 2010.  The primary reasons for this increase in cash cost per ounce sold in the current period were attributable to:

•
An increase in mining costs of approximately $3,800 or 70% over the prior period.  This was primarily due to higher mining contractor costs of approximately $2,348 or 78% compared to the prior period primarily due to an increase in tonnage mined of 2,744,000 tonnes or 60%, higher diesel fuel consumption of $952 due to an increase in tonnage mined and longer haul distance as the pit deepens, and higher explosive costs of $270 due to the increase in tonnage mined;

•
Higher crushing costs of approximately of $816, an increase of 51% over the prior period, mainly due to: 1) an increase in tonnage going through the crushing circuit of 276,000 tonnes or12% over the prior period;  2) an increase in electricity consumption of $177 as well as an increase in the usage of crusher parts and supplies of $404 with the corresponding increase in tonnage; and 3) an increase in labor costs of $235 associated with the hiring of additional crusher operators;

•
An increase in leaching and ADR plant costs of approximately $782 or 22% mainly due to a general increase in consumption of gold leaching chemicals and reagents of $588 as well as electricity usage of $97 in the processing of ore.  The increased consumption can be mainly attributed to the increased tonnage processed during the current period as compared to the prior period as well as an the result of increasing the gold leaching chemicals and solution flow to the leach pad as we increased the level of lifts or height of the leach pad as well as the increased surface area under leach.

Total costs were $562 per ounce of gold sold for the six months ended January 31, 2011 as compared to $407 total cost per ounce sold in the prior period.  The primary reason for this increase in total costs can be attributable to the reasons detailed above as well as the increase in depreciation and amortization resulting from additions to capital expenditures.

Revenues from by-product sales, which consist of silver, are credited to Costs applicable to sales as a by-product credit. By-product sales amounted to $1,291 and $544 for the six months ended January 31, 2011 and 2010, on silver ounces sold of 49,738 and 32,160, respectively.

Depreciation and Amortization

Depreciation and amortization expense during the six months ended January 31, 2011 and 2010 was approximately $1,990 and $1,224, respectively.  The primary reason for the increase of approximately $766, or 63%, in the current period was due to an increase in depreciation and amortization charges related to property, plant and equipment additions.

General and Administration Expense

General and administrative expenses during the six months ended January 31, 2011 were approximately $4,964, an increase of approximately $1,304, or 36%, from the six months ended January 31, 2010. The primary reason for the increase in general and administrative expenses was due to:  1) an increase in merger and acquisition related expenses of $2,046, including investment advisory fees incurred as a result of the closing of the Nayarit Gold Inc. business combination as of August 2, 2010 ($880) as well as fees associated with obtaining a fairness opinion related to entering into a definitive agreement with Gammon Gold Inc. ($401); 2) increase in legal fees associated with the above referenced merger and acquisition activity including work related to regulatory filings and litigation of $415; and 3) decrease in salaries and wages of $684 and stock compensation expense of $588 due to resignations of officers and directors in the prior period.

Exploration Expense

Exploration expense during the six months ended January 31, 2011 and 2010 was approximately $1,449 and $681, respectively, or an increase of $768, or 113%.  The primary reason for the increase in exploration expense can be attributed to on-going exploration work being conducted at our Orion Project in Nayarit State, Mexico.  We closed our business combination with Nayarit Gold Inc. on August 2, 2010, and incurred exploration costs of $545 during the current period.

In addition, we initiated a reverse circulation drill program in April 2010.  The primary reason for the drilling is to potentially replace depleted reserves and improve the forecast accuracy of our mine plan going forward with in-fill drill holes.  This program is also designed to test the north pit wall for mineralization as well as outer limits of the pit and outlying prospective areas.  We anticipate this program continuing until April 2011.  The data from this drill program will be used to update the geological block model for mine planning purposes and to potentially update our reserve estimate before the end of our fiscal year ended July 31, 2011.  Since April 2010, we have drilled 166 reverse circulation holes totaling approximately 20,507 meters.

Other Income and Expense

Interest expense was approximately $575 for the six months ended January 31, 2011 compared to approximately $720 for the same period a year earlier.  This decrease was due to lower interest charges incurred during the current period, based on a lower average debt balance compared to the prior period.  As of January 31, 2011 and 2010, there was $2,600 and $6,200, respectively, outstanding on our term note with Standard Bank.

Income Tax Expense

Income tax expense was $6,900 during the six months ended January 31, 2011, compared to $3,997 for the same period in the prior fiscal year.  The factors that most significantly impacted our increase in income tax expense of $2,903 or 73% were the increase in income before taxes in the current period of $5,261 as compared to the prior year as well as the increase in the Mexican statutory tax rate from 28% to 30% that was enacted on January 1, 2010.  The increase in income before taxes was primarily due to the increase in sales offset by an increase in costs applicable of sales in conjunction with that of the increase in sales.

Changes in Foreign Exchange Rates

During the six months ended January 31, 2011 and 2010, we recorded equity adjustments from foreign currency translations of approximately $3,636 and $100, respectively.  These translation adjustments are related to changes in the rates of exchange between the Mexican Peso, Canadian dollar and the U.S. dollar and are included as a component of other comprehensive income.  The Mexican Peso and the U.S. dollar exchange rate as of January 31, 2011 was 12.2237.  The Canadian dollar and the U.S. dollar exchange rate as of January 31, 2011 was $1.0017.  As of July 31, 2010, the Mexican Peso and the U.S. dollar exchange rate was 12.7012.

Summary of Quarterly Results
(000’s except per share Data)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010

Revenues	$20,038	$13,228	$38,989	$24,955
Net Income	$5,290	$2,944	$8,242	$5,884
Basic net income per share	$0.09	$0.06	$0.13	$0.12
Diluted net income per share	$0.09	$0.06	$0.13	$0.12
Gold ounces sold	14,573	11,816	29,410	23,549
Average price received	$1,375	$1,119	$1,326	$1,060
Cash cost per ounce sold(1)	$516	$372	$495	$355
Total cost per ounce sold(1)	$585	$425	$562	$407

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

The following table reconciles the Non-GAAP measure “Cash costs per ounce sold” to the GAAP measure of “Costs applicable to sales per ounce sold”:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
Reconciliation from non-GAAP measure to US GAAP	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010

Cash cost per ounce sold	$516	$372	$495	$355
Intercompany management fee	12	14	13	14
Other	(1)	5	(2)	2
Costs applicable to sales per ounce sold*	$527	$391	$506	$371

*This measurement excludes depreciation and amortization.

Summary of Results of Operations

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010

Tonnes of ore mined	1,276,664	1,097,645	2,497,904	2,233,537
Tonnes of waste removed	2,411,070	1,113,353	4,805,691	2,326,179
Ratio of waste to ore	1.89	1.03	1.92	1.04
Tonnes of ore processed	1,261,952	1,090,184	2,488,089	2,212,367
Grade (grams/tonne)	0.67	0.74	0.66	0.72
Gold (ounces)
- Produced(1)	14,947	12,045	29,751	23,953
- Sold	14,573	11,816	29,410	23,549

(1)	Gold produced each year does not necessarily correspond to gold sold during the year, as there is a time delay in the actual sale of the gold.

Liquidity and Capital Resources

Operating activities

Cash provided by operating activities during the six months ended January 31, 2011 and 2010 was $5,799 and $5,210, respectively.   The primary reason for the increase in cash flow provided by operating activities was due to a higher ounces being sold at a higher realized gold price during the current quarter versus that of the same period in the prior year.

Investing Activities

Cash used in investing activities during the six months ended January 31, 2011, amounted to approximately $7,651, primarily due to leach pad expansion costs incurred during the current period, the procurement of agglomeration equipment, payments made regarding the Huajicari concessions, and additions to our asset retirement obligation.  Cash used in investing activities during the six months ended January 31, 2010, amounted to approximately $4,922, primarily for the acquisition of an additional tertiary crusher and screen plant, additional water rights, as well as costs incurred for leach pad expansion.

In May 2010, we initiated the planning and permitting on the construction of an additional leach pad to the east of the existing leach pads.  The total capacity of this additional leach pad will be approximately 8.5 million tonnes (when stacked to six lifts) and cost approximately $7,500.  This pad will be expanded on the south, east and possibly west sides to accommodate the current ore reserve.  When combined with the original and west pads the aggregate capacity will be approximately 20.1 million tonnes.  As of January 31, 2011, we have expended nearly $3,558 towards the expansion of this new leach pad. The remaining capital expenditure is anticipated to be expended over the next four months.  Site clearing was initiated in May 2010 and construction commenced in July 2010.  We initiated stacking on the first panel of the leach pad on December 31, 2010.  Stacking on additional panels have and will commence upon completion of the each panel until construction is complete which is anticipated by May 2011.

In July 2010, the Company commenced the use of belt agglomeration with cement which is added to the crushed ore at the El Chanate mine to improve the flow of leaching solution.   We have engaged an independent consultant with respect to heap leaching optimization, which has resulted in recommendations to increase the barren solution flow to the leach pad, increase the pregnant solution flow to the recovery plant, and redirect the low grade solution to the leach pads.  When fully implemented, these operational changes combined with the agglomeration with cement and barren solution may result in improvements in leaching time.  We ordered two agglomeration drums which arrived on site and are now operational.   The use of agglomeration drums will allow for better mixing of cement and lime with the crushed ore, producing a consistent quality control of the product.  The belt agglomeration was a temporary measure until the drums were delivered and operational. The cost of these agglomeration drums and an additional overland conveyor is anticipated to be $2,154.  The full amount was expended as of January 31, 2011.

For the exploration rights of the Huajicari Concessions, Nayarit Mexico paid the remaining $500 that was due under this agreement during the six months ended January 31, 2011.  As such, Nayarit Mexico has acquired a 100% interest in the Huajicari Concessions under the terms of a conveyance agreement that was formalized in early December 2010.

Financing Activities

Cash used in financing activities during the six months ended January 31, 2011 amounted to approximately $1,437, primarily from repayments on the Credit Agreement in the amount of $1,800.  We also received proceeds of approximately $358 in the current period from the issuance of common stock upon the exercising of 101,209 options.  Cash used in financing activities during the six months ended January 31, 2010 amounted to approximately $1,893, primarily from repayments on the Credit Agreement in the amount of $1,800.  We also received proceeds of approximately $53 during this period from the issuance of common stock upon the exercising of 125,000 options.

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

Labor issues

The workforce at the El Chanate mine is currently non-unionized; however, a national labor union is seeking to permit workers to vote on whether or not they would like to organize under such labor union. CGC is reviewing its options with respect to the union’s activities. If the workforce were permitted to unionize, such activity could result in higher production costs at the El Chanate mine. The Labor Board of Mexico City has granted the aforementioned national labor union the right to vote to determine if such union should be permitted to represent the workforce. Prior to the date of the vote, CGC may enter into a voluntary agreement with the union. If CGC does not arrive at a voluntary agreement with the union, and the workforce votes to permit the union to represent it, CGC will be required to negotiate an agreement with the union. If the national labor union does not represent CGC’s workforce, CGC could continue as a non-unionized mine or elect to negotiate with a different union. The national labor union seeking to unionize CGC’s workforce may illegally interrupt operations at the El Chanate mine, which could have a material adverse effect on CGC’s business, financial condition or results of operations. On January 14, 2011, a vote was scheduled to be held at the mine site regarding a national labor union. The Labor Board of Mexico City had granted the national labor union the right to vote to determine if such union should be permitted to represent the workforce at El Chanate. The national labor union elected not to travel to site and conduct the vote to unionize on such date. As of the date of this filing, the mine site has the ability to continue as a non-unionized workforce or negotiate with a different union.

Term loan and Revolving Credit Facility

In September 2008, we closed an Amended And Restated Credit Agreement (the “Credit Agreement”) involving our wholly-owned Mexican subsidiaries MSR and Oro, as borrowers (“Borrowers”), us, as guarantor, and Standard Bank PLC (“Standard Bank”), as the lender.  The Credit Agreement amends and restates the prior credit agreement between the parties dated August 15, 2006.  Under the Credit Agreement, MSR and Oro borrowed money in an aggregate principal amount of up to $12,500 (the “Term Loan”) for the purpose of constructing, developing and operating the El Chanate gold mining project in Sonora State, Mexico.  We guaranteed the repayment of the Term Loan and the performance of the obligations under the Credit Agreement.  As of January 31, 2011, the outstanding amount on the term note was $2,600 and accrued interest on this agreement was approximately $6.

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

As of January 31, 2011, we and our related entities were in compliance with all debt covenants and default provisions.

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

We received the annual extension to the explosive use permit from the relevant authorities.  The permit is valid through December 2011.

We include environmental and reclamation costs on an ongoing basis, in our revenue and cost projections.  No assurance can be given that environmental regulations will not be revised by the Mexican authorities in the future.  As of January 31, 2011, we have estimated the reclamation costs for the El Chanate site to be approximately $4,782 if we had to reclaim the property as of that date.  Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and closure costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation for the mine site.  We reviewed the estimated present value of the El Chanate mine reclamation and closure costs as of January 31, 2011 primarily due to the addition of the new leach pad in accordance with ASC guidance for asset retirement and environmental obligations.  As of January 31, 2011, our reclamation and remediation liability was $2,769.

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

Intangible Assets

Purchased intangible assets consisting of rights of way, easements, net profit interests, etc. are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years or using the units of production method. It is our policy to assess periodically the carrying amount of our purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of intangible assets are determined in accordance with ASC guidance for intangibles. There was no impairment at January 31, 2011.

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

Revenues from by-product sales, which consist of silver, will be credited to Costs applicable to sales as a by-product credit.  By-product sales amounted to $1,291 and $544 for the three months ended January 31, 2011 and 2010.

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

Interest Rate Swap Contracts

On October 11, 2006, prior to our initial draw on the Credit Agreement, we entered into interest rate swap agreements in accordance with the terms of the Credit Agreement.  Although the Credit Facility requires that we hedge at least 50% of our outstanding debt under this facility, we elected to cover $9,375 or 75% of the outstanding debt.  Our interest rate swap contract terminated on December 31, 2010.  However, we intend to use discretion in managing this risk as market conditions vary over time, allowing for the possibility of adjusting the degree of hedge coverage as we deem appropriate.  In any case, our use of interest rate derivatives will be restricted to use for risk management purposes.

Item 4. Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our President and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

 Subsequent to the announcement of the merger, eleven putative shareholder class action complaints were filed challenging the transaction. Five complaints were filed in the Supreme Court of the State of New York, New York County, the New York Actions, and six were filed in the Delaware Court of Chancery, the Delaware Actions. The New York complaints captioned Jenkins v. Capital Gold Corp., et al., Index No. 651651/2010; Schroeder v. Capital Gold Corp., et al., Index No. 651652/2010; and Leone v. Capital Gold Corp., et al., Index No. 651690/2010, name as defendants the directors of CGC, as well as CGC and Gammon Gold. The New York complaint captioned Kramer v. Capital Gold Corp., et al., Index No. 651678/2010, names as defendants the directors of CGC, CGC’s Chief Financial Officer and Secretary as well as CGC and Gammon Gold. The New York complaint captioned Stanford v. Cooper, et al., Index No. 651827/2010, names as defendants the directors of CGC, as well as CGC, Gammon Gold and Capital Gold AcquireCo, Inc., Gammon Gold’s wholly-owned subsidiary. The New York plaintiffs allege generally that the CGC officers and directors breached their fiduciary duties to CGC stockholders by agreeing to an unfair price and an inappropriate sale process, and that the individual defendants agreed to the merger to benefit themselves personally at the expense of stockholder interests. The Kramer and Stanford complaints allege in addition that the proposed transaction involves unreasonable deal protection devices, including a nonsolicitation agreement, matching rights, and an unreasonable termination fee. The New York Actions further claim that CGC and Gammon Gold aided and abetted the purported breaches of fiduciary duties. The New York Actions seek injunctive relief, including enjoining the transaction and rescinding all agreements made in anticipation of the transaction or awarding the plaintiffs and the purported class rescissory damages. The New York Actions additionally seek attorneys’ and other fees and costs, in addition to seeking other relief.  On February 15, 2011, the New York court entered an order consolidating the New York actions, and on March 2, 2011, lead plaintiffs served an amended complaint.  The defendants’ date to answer or move to dismiss the consolidated complaints is April 18, 2011.

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

On November 2, 2010, a putative shareholder class action was filed regarding the Company’s merger with Gammon, captioned Bromberg v. Capital Gold Corp., Case No. 651904/2010 (NY Sup.). The claims stated and relief sought are substantially identical to the claims made and relief sought in the Jenkins and Schroeder lawsuits referred above.

On Nov. 12, 2010, the Delaware Court of Chancery entered an Order of Consolidation and a Stipulation and Scheduling Order, whereby the Court, inter alia, consolidated the Delaware Actions except for Boehm, which had been withdrawn, and set a schedule for expedited discovery.  On November 16, 2010, plaintiffs in the Delaware Actions filed an amended and consolidated class action complaint in the Court of Chancery.  Answers to the amended and consolidated class action complaint, which deny the allegations and assert affirmative defenses, were filed on December 6, 2010, by defendants CGC and its directors, and on December 7, 2010, by defendants Gammon Gold and Gammon Gold AcquireCo.

On November 22, 2010, Helmut Boehm filed a suit in the United States District Court for the Southern District of New York, captioned Boehm v. Capital Gold, et al., 10-CIV-8818 (RMB), naming as defendants CGC and its directors, as well as Gammon Gold and Capital Gold AcquireCo.  The complaint alleges that CGC and its directors violated Section 14(a) and Section 20(a) of the Securities Exchange Act by issuing or causing to be issued a registration statement containing material misleading statements and omissions.  The complaint also asks the District Court to exercise its jurisdiction over putative class action claims under Delaware law against CGC and its directors for breach of fiduciary duty and against CGC, Gammon and Capital Gold AcquireCo for aiding and abetting breach of fiduciary duty.  The basis for all claims and request for relief are substantially identical to those in the amended and consolidated class action complaint filed in Delaware.  On February 25, 2011, defendants filed a joint motion to dismiss or stay the District Court action.  The District Court granted Plaintiff Boehm’s request to file a motion for a preliminary injunction to enjoin the motion as a cross-motion on or by March 4, 2011, and briefing on all motions is to be completed by March 12, 2011.

On March 9, 2011, counsel to the parties to the Delaware Actions entered into a Memorandum of Understanding (“MOU”) that expresses an agreement in principle to settle the Delaware Actions, subject to approval by the Delaware Court of Chancery and on terms and conditions that include, among other things, certain supplemental disclosures that are contained in the supplement to the proxy filed on March 10, 2011, and certain amendments to the terms of the merger agreement, as discussed elsewhere in the supplement to the proxy.  If the Delaware Court of Chancery approves the settlement contemplated in the MOU, upon approval of the settlement by the Delaware Vice Chancellor, a non-opt out class of Capital Gold shareholders will be certified and a final judgment will be entered dismissing the Delaware Actions with prejudice and releasing all claims that could be asserted by the class against the defendants relating to the proposed merger between Capital Gold and Gammon Gold, including any claims under federal law.  Subject to court approval of the settlement, counsel for the purported class will apply to the Delaware Court of Chancery for reimbursement of its reasonable fees and expenses incurred in connection with the actions.  The settlement will not take effect unless the merger between Gammon Gold and Capital Gold is consummated.

The defendants believe the Delaware Actions, the New York Actions and Boehm lack merit and intend to defend their positions in these matters vigorously to the extent they are not fully resolved by the settlement.

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

The profitability of any gold mining operations in which Capital Gold has an interest will be significantly affected by changes in the market price of gold.  Gold prices fluctuate on a daily basis.  During the year ended January 31, 2011, the spot price for gold on the London Exchange has fluctuated between $1,058.00 and $1,421.00 per ounce.  Gold prices are affected by numerous factors beyond Capital Gold’s control, including:

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

Industrial accidents could have a material adverse effect on Capital Gold’s future business and operations.  Capital Gold currently maintains general liability, business interruption, automobile and property insurance coverage.   Capital Gold cannot be certain that the insurance it has in place will cover all of the risks associated with mining or that it will be able to maintain insurance to cover these risks at economically feasible premiums. Capital Gold also might become subject to liability for pollution or other hazards which it cannot insure against or which it may elect not to insure against because of premium costs or other reasons. Losses from such events may have a material adverse effect on Capital Gold’s financial position.

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

Consummation of the merger is subject to a number of customary conditions, including, but not limited to, the approval of the agreement and plan of merger by the stockholders of Capital Gold. There is no assurance that Capital Gold will receive the necessary approvals or satisfy the other conditions necessary for completion of the merger. If any of the conditions to the merger are not satisfied or, where waiver is permissible, not waived, the merger will not be consummated. Failure to complete the merger would prevent Capital Gold from realizing the anticipated benefits of the merger. Capital Gold has already and expects to continue to incur significant costs associated with transaction fees, professional services, taxes and other costs related to the merger. In the event that the merger is not completed, Capital Gold will remain liable for these costs and expenses. Furthermore, if the merger is not consummated, under some circumstances we may be required to promptly pay a $5.75 million breakup fee to Gammon, which could impact Capital Gold’s liquidity and results of operations. In addition, the current market price of Capital Gold common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the market of us generally and a resulting decline in the market price of our common stock. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger could also negatively impact Capital Gold’s stock price and future business and results of operations. We cannot assure you that the merger will be consummated, that there will be no delay in the consummation of the merger or that the merger will be consummated on the terms contemplated by the merger agreement.

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

Capital Gold, the members of Capital Gold’s board of directors, Gammon Gold, and in some instances Capital Gold’s CFO have been named as defendants in purported class action lawsuits brought by Capital Gold stockholders challenging the proposed Gammon Transaction, seeking, among other things, to enjoin the defendants from consummating the Gammon Transaction on the agreed-upon terms.

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

The price of Capital Gold’s shares may decline if no business combination transaction approved.

Following the announcement that Capital Gold may enter into a business combination transaction, Capital Gold’s share price materially appreciated. The public markets may have already priced the perceived value of the post-business combination company into the price of Capital Gold’s common stock. Therefore, if a business combination is not consummated, Capital Gold’s share price may decline.

The Timmins Gold Consent Solicitation may disrupt Capital Gold’s management and operations.

Timmins Gold has filed a consent solicitation with the Securities and Exchange Commission to remove Capital Gold’s board of directors and replace the board with its own slate of directors. The directors selected by Timmins Gold have no mining industry experience. If the consent solicitation is launched and is successful, the new board may implement changes which could disrupt the management and/or operations of Capital Gold, which could adversely affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4	Removed and reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's President.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's President.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GOLD CORPORATION

Date: March 14, 2011	By:	/s/ Colin Sutherland
Colin Sutherland
President and Director
(Principal Executive Officer)

Date: March 14, 2011	By:	/s/ Christopher M. Chipman
Christopher M. Chipman
Chief Financial Officer
(Principal Financial Officer)